Form 10-Q
period 2016-09-30
Aptevo Therapeutics Inc.
filed 2016-11-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, 20,248,824 shares of the registrant’s common stock were outstanding.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,894	$4,637
Restricted cash	400	—
Short-term investments	49,785	—
Accounts receivable, net	2,958	6,456
Inventories	11,574	20,322
Income tax receivable, net	—	1,376
Prepaid expenses and other current assets	3,818	2,343
Total current assets	79,429	35,134
Property and equipment, net	6,139	4,179
In-process research and development	—	41,800
Intangible assets, net	15,055	17,441
Goodwill	—	13,902
Total assets	$100,623	$112,456
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,951	$10,084
Accrued compensation	3,429	3,334
Contingent consideration, current portion	183	444
Provisions for chargebacks	2,030	2,238
Deferred revenue, current portion	640	3,843
Total current liabilities	15,233	19,943

Deferred revenue, net of current portion	3,096	3,318
Long-term debt, net	18,111	—
Deferred income taxes	—	506
Other liabilities	433	71
Total liabilities	36,873	23,838

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 20,246,355 and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	20	—
Additional paid-in capital	149,493	—
Accumulated other comprehensive loss	(17)	—
Contribution receivable from former parent	(20,000)	—
Former parent investment in subsidiary	—	320,606
Accumulated deficit	(65,746)	(231,988)
Total stockholders' equity	63,750	88,618
Total liabilities and stockholders' equity	$100,623	$112,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales	$9,405	$6,441	$27,512	$19,704
Contracts, grants and collaborations	—	121	153	5,611
Total revenues	9,405	6,562	27,665	25,315
Costs and expenses:
Cost of product sales	6,163	3,525	16,235	11,696
Research and development	7,114	7,712	22,851	27,319
Selling, general and administrative	11,680	8,513	29,958	28,900
Impairment of goodwill and intangible assets	55,702	—	55,702	—
Loss from operations	(71,254)	(13,188)	(97,081)	(42,600)
Other income (expense):
Other income (expense), net	(493)	84	(417)	(230)
Total other income (expense), net	(493)	84	(417)	(230)
Loss before income taxes	(71,747)	(13,104)	(97,498)	(42,830)
Benefit from income taxes	6	424	29	1,411
Net loss	(71,741)	(12,680)	(97,469)	(41,419)

Unrealized loss on available-for-sale investments	(17)	—	(17)	—
Comprehensive loss	$(71,758)	$(12,680)	$(97,486)	$(41,419)

Net loss per share - basic and diluted	$(3.55)	$(0.63)	$(4.82)	$(2.05)
Shares used to compute net loss per share - basic and diluted	20,235,987	20,229,849	20,231,910	20,229,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(97,469)	$(41,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,067	822
Depreciation and amortization	2,912	2,099
Impairment of goodwill and intangible assets	55,702	—
Income taxes	(506)	(694)
Change in fair value of contingent consideration	(261)	66
Changes in operating assets and liabilities:
Accounts receivable	3,497	(1,986)
Inventories	8,748	(4,093)
Income taxes	1,376	594
Prepaid expenses and other current assets	(1,475)	1,619
Accounts payable, accrued compensation and other liabilities	(1,155)	244
Provision for chargebacks	(208)	(296)
Deferred revenue	(3,425)	1,968
Net cash used in operating activities	(30,197)	(41,076)
Investing Activities
Purchases of property and equipment	(1,933)	(1,012)
Purchases of investments	(49,802)	—
Net cash used in investing activities	(51,735)	(1,012)
Financing Activities
Proceeds from exercise of stock options	2	—
Proceeds from long-term debt, net of issuance costs	18,038	—
Restricted cash	(400)	—
Payment from former parent upon spin-off, net of receivable	45,000	—
Net transfer from former parent, prior to spin-off	25,549	42,650
Contingent consideration payments	—	(678)
Net cash provided by financing activities	88,189	41,972
Increase (decrease) in cash and cash equivalents	6,257	(116)
Cash and cash equivalents at beginning of period	4,637	3,593
Cash and cash equivalents at end of period	$10,894	$3,477

Supplemental disclosures:
Contribution receivable from former parent	$20,000	$—
Cash paid for interest	$261	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share amounts, unaudited)

			Former			Contribution	Accumulated
			Parent	Additional		Receivable	Other	Total
	Common Stock		Investment	Paid-In	Accumulated	from Former	Comprehensive	Stockholders'
	Shares	Amount	in Subsidiary	Capital	Deficit	Parent	Loss	Equity
Balance at December 31, 2015	—	$—	$320,606	$—	$(231,988)	$—	$—	$88,618
Capitalization upon spinoff	20,229,849	20	—	66,374	—	(20,000)	—	46,394
Net transfers from former parent	—	—	(288,883)	81,050	231,988	—	—	24,155
Unrealized losses on available- for-sale investments	—	—	—	—	—	—	(17)	(17)
Common stock issued upon exercise of stock options	6,675	—	—	1	—	—	—	1
Common stock issued upon vesting of restricted stock units	9,831	—	—	1	—	—	—	1
Stock-based compensation	—	—	—	2,067	—	—	—	2,067
Net loss for the period	—	—	(31,723)	—	(65,746)	—	—	(97,469)
Balance at September 30, 2016	20,246,355	$20	$0	$149,493	$(65,746)	$(20,000)	$(17)	$63,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Changes

Organization and Basis of Presentation

Aptevo Therapeutics Inc. (Aptevo or the Company) is a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients’ lives. On August 1, 2016 the Company became an independent publicly traded company through a pro-rata distribution of Aptevo’s common stock to Emergent BioSolutions Inc. (Emergent) stockholders. Each Emergent stockholder of record as of the close of business on August 1, 2016 received one share of Aptevo common stock for every two shares of Emergent common stock held on the record date. Aptevo’s common stock began “regular way” trading on the NASDAQ global stock market under the ticker symbol “APVO” on August 1, 2016.

In connection with the spin-off, on August 1, 2016, Aptevo and Emergent entered into a separation and distribution agreement as well as various other related agreements (collectively the Agreements) that govern the separation and the relationships between the parties going forward, including a transition services agreement, a manufacturing services agreement, an employee matters agreement, and a tax matters agreement. Prior to the separation, Aptevo was dependent upon Emergent for all of its working capital and financing requirements.

At the closing of the spin-off of Aptevo from Emergent, Emergent provided Aptevo cash in the amount of $45.0 million, along with a commitment in the form of a promissory note to provide another $20.0 million within six to twelve months after the separation. In addition, on August 4, 2016, we entered into a $35.0 million Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement provides us with up to $35.0 million of available borrowing capacity, which will be available (subject to certain conditions) to us in two tranches of $20.0 million and $15.0 million, respectively, through August 31, 2017. See Note 6 — Debt.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

Prior to August 1, 2016, the consolidated financial statements were prepared on a “carve-out” basis for the purpose of presenting Aptevo’s financial position, results of operations, and cash flows, and were derived from Emergent’s consolidated financial statements and accounting records. Aptevo did not operate as a standalone entity in the past and accordingly the selected financial data presented herein is not necessarily indicative of Aptevo’s future performance and does not reflect what Aptevo’s performance would have been had Aptevo operated as an independent publicly-traded company prior to August 1, 2016. The consolidated financial statements reflect Aptevo’s financial position, results of operations, and cash flows as a separately operated business in conformity with U.S. GAAP post the August 1, 2016 spin-off.

Prior to August 1, 2016, the consolidated financial statements included an allocation of certain assets and liabilities that have historically been held at the Emergent corporate level but which were specifically identifiable or allocable to Aptevo. All Aptevo intracompany transactions and accounts have been eliminated. All intercompany transactions between Aptevo and Emergent are considered to be effectively settled in the consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statement of cash flows as a financing activity and in the consolidated balance sheet as a net investment from Emergent. As of August 1, 2016, in connection with the separation and distribution, Emergent’s investment in the Company’s business was redesignated as stockholder’s equity and allocated between common stock and additional paid-in capital based on the number of shares issued at the distribution date.

Prior to August 1, 2016, Aptevo’s consolidated financial statements included an allocation of expenses related to certain Emergent corporate functions, including senior management, legal, human resources, finance, information technology, and quality assurance. These expenses were allocated to Aptevo based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of expenses, headcount, square footage, or other measures. Aptevo considers the expense allocation methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had Aptevo operated as an independent, publicly-traded company for the periods presented.

Prior to August 1, 2016, the income tax amounts in these consolidated financial statements were calculated based on a separate return methodology and presented as if Aptevo’s operations were a standalone taxpayer in each of its tax jurisdictions.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

Aptevo recognizes revenue if four basic criteria have been met: (1) there is persuasive evidence of an arrangement, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time as all criteria are met.

Chargebacks, Rebates, and other Discounts

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

Collaborations

Revenue generating collaborative research and development agreements may contain one or more provisions including licensing, research services and milestone deliverables. Aptevo analyzes its multiple element revenue generating arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, and (2) if the arrangement includes a general right of return and delivery, the performance of the undelivered item(s) is considered probable and substantially in the control of Aptevo. Items that cannot be divided into separate units are consolidated with other units of accounting, as appropriate. Consideration to be received is allocated among the separate units based on each unit’s relative selling price and is then recognized when the appropriate revenue recognition criteria are met. Aptevo deems services to be rendered if no continuing obligation exists on the part of Aptevo.

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

Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable, (2) achievement of the milestone was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved to achieve the milestone and (4) the amount of the milestone payment appears reasonable in relation to the effort expended. If not deemed substantive, Aptevo recognizes such milestone as revenue on a percent of completion basis over the remaining expected term of continued involvement in the research and development process. Payments received in advance of revenue recognized are recorded as deferred revenue.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Investments

Investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of shareholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

Accounts Receivable

When appropriate, Aptevo records an allowance for doubtful accounts based upon its assessment of collectability. Aptevo performs ongoing credit evaluations of its customers and generally does not require collateral. Aptevo recorded an allowance for doubtful accounts of $3.5 million in the fourth quarter of 2015 and $0.0 for the nine month periods ended September 30, 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject Aptevo to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and accounts receivable. Aptevo places its cash and cash equivalents with high quality financial institutions and may maintain cash balances in excess of insured limits. Management believes that the financial risks associated with its cash and cash equivalents are minimal.

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

Debt Issuance Costs

We defer costs related to debt issuance and amortize these cost to interest expense over the term of the debt, using the effective interest method. Debt issuance costs are presented in the balance sheet as a reduction of the carrying amount of the debt liability.

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

Aptevo assesses the recoverability of its long-lived assets or asset groups for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If Aptevo concludes that the carrying value will not be recovered, Aptevo measures the amount of such impairment by comparing the fair value to the carrying value of the assets or asset groups. See Note 7 — Impairment of Intangible Assets, In Process Research and Development and Goodwill.

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

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

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

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows, which requires that Aptevo make a number of critical legal, economic, market and business assumptions that reflect best estimates as of the testing date. Aptevo’s assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause Aptevo to conclude that an impairment now exists or that it previously understated the extent of impairment. See Note 7 — Impairment of Intangible Assets, In Process Research and Development and Goodwill.

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

A substantial portion of Aptevo’s pre-clinical studies and all of its clinical studies have been performed by third-party contract research organizations (CRO). The Company reviews the activities performed by the CROs each period. For pre-clinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by its CRO’s regarding the status of each program and total program spending and adjustments are made when deemed necessary.

Segment Reporting

The Company has determined that it operates in a single segment and has one reporting unit: the discovery, development, commercialization and sale of novel oncology and hematology therapeutics

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. Aptevo is are currently evaluating the requirements of these standards and have not yet determined the impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Aptevo is currently evaluating the requirements of ASU 2016-02 and have not yet determined the impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Aptevo is currently evaluating the requirements of ASU 2016-09 and have not yet determined the impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. This standard is effective beginning January 1, 2018, with early adoption permitted. The new standard requires a retrospective transition. We are currently evaluating the impact of the new standard on our consolidated financial statements.

Note 2. MorphoSys Collaboration Agreement

In August 2014, Aptevo entered into a collaboration agreement with MorphoSys AG (MorphoSys Agreement) for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using Aptevo’s proprietary ADAPTIR™ platform technology.

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

In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, Aptevo and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. Patients receiving weekly doses of MOR209/ES414 developed antibodies against the drug; this is called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active MOR209/ES414 in the blood and thus could potentially reduce its efficacy. However, no safety issues related to the development of ADA were observed.

The cause of these antibodies is unclear but could be due to the weekly administration of the drug. Hence, the protocol was amended to a continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. Aptevo plans to continue the current clinical trial under an amended protocol with recruitment expected to start in the second half of 2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. In December 2015, Aptevo and MorphoSys amended the collaboration agreement to: (1) decrease the additional contingent payments due to Aptevo upon the achievement of specified development and regulatory milestones of up to $32.5 million and up to $41.5 million, respectively, (2) change the total funding requirement cap for Aptevo to up to approximately $250.0 million and (3) change the jointly funded development cost allocation to the following:

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

 Aptevo evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. Aptevo determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414, and (2) undelivered items related to development services. Aptevo determined that the license had standalone value as the drug candidate has been: (1) developed and is currently Phase 1 clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. In 2014, Aptevo allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. Aptevo determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. Aptevo determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or Aptevo service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. Aptevo determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.0 million and $0.1 million, respectively, recognized in the nine months ended September 30, 2016 and 2015. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

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

The MorphoSys Agreement provides for the sharing of development and clinical costs related to MOR209/ES414. In the event Aptevo’s share of the total cost incurred for a given quarter exceeds its pro rata limit, Aptevo records a receivable from MorphoSys for the excess and reduces research and development expense by this amount. For the three and nine months ended September 30, 2016 Aptevo recorded a reduction to research and development expense of $0.0 million and $0.1 million, respectively. For the three and nine months ended September 30, 2015 Aptevo recorded a reduction to research and development expense of $1.0 million and $3.7 million, respectively.

As of September 30, 2016, the MorphoSys Agreement related accounts receivable balance was $0.1 million and the related total deferred revenue balance was $3.7 million.

Note 3. Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety. The three levels of the hierarchy are as follows:

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

The Company held no financial assets measured at fair value as of December 31, 2015. The Company’s financial assets measured at fair value consisted of the following as of September 30, 2016:

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,210	$—	$—	$5,210
Corporate bonds	—	37,864	—	37,864
US government and agency debt securities	—	11,921	—	11,921
Total assets	$5,210	$49,785	$—	$54,995

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six-month period ended June 30, 2016.

The following table is a reconciliation of the beginning and ending balance of the liabilities (contingent consideration) measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016. The royalty agreement associated with HepaGam expired on June 30, 2016, and no future royalty payments are expected on sales after that date. The remaining liability is due to accrued but unpaid royalties.

(in thousands)
Balance at December 31, 2015	$444
Expense included in earnings	19
Settlements	(280)
Balance at September 30, 2016	$183

Note 4. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. The Company determined that the unrealized losses on its marketable securities as of September 30, 2016 were temporary in nature, and the Company currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market fund	$5,210	$—	$—	$5,210
Total cash equivalents	$5,210	$—	$—	$5,210

Short-term investments:
Corporate bonds	$37,871	$1	$(6)	$37,864
US government and agency debt securities	11,937	2	(14)	11,921
Total short-term investments	$49,808	$3	$(20)	$49,785

Note 5. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Raw materials and supplies	$4,644	$6,520
Work-in-process	1,652	4,730
Finished goods	5,278	9,072
Total inventories	$11,574	$20,322

CMC ICOS Biologics, Inc., (CMC), is the exclusive manufacturer of bulk drug substance for the IXINITY product. During 2015, Aptevo ordered nine manufacturing lots of bulk drug substance from CMC. CMC has successfully manufactured and released only one of the nine lots of bulk drug substance ordered by Aptevo. On October 4, 2016 we provided a Notice of Interruption in Manufacturing (Notice) to the United States Food and Drug Administration (FDA) notifying the FDA of a potential interruption in the supply of IXINITY® coagulation factor IX (recombinant). The supply interruption relates to an ongoing challenge with the manufacture of bulk drug substance for IXINITY that meets release specifications for the final drug product. As part of the Notice, Aptevo submitted a proposal to the FDA seeking approval for a proposed mitigation plan aimed at ensuring the continued supply of IXINITY to patients. FDA has denied our proposal and therefore we anticipate that there will be a supply interruption of the 1500IU assay in December and the remaining dosage forms of IXINITY in January 2017. Such a supply shortage of IXINITY will adversely affect its sales, and could adversely affect its market position and commercial viability.

Due to the ongoing challenges with the manufacture of our IXINITY product that meets release specifications for the final drug product, in the third quarter of 2016, we wrote off approximately $2.9 million in unsaleable IXINITY inventory that was in the process of being manufactured. This cost is included in cost of product sales.

Note 6. Debt

Credit Facility

On August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (the Credit Agreement), by and among Aptevo and certain subsidiaries of Aptevo as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement provides us with up to $35.0 million of available borrowing capacity, available (subject to certain conditions) in two tranches of $20.0 million and $15.0 million, respectively, through August 31, 2017. The loan repayment will include interest (no principal) through August 2018. Commencing in August 2018, the payments will include principal and interest and will be repaid in full on February 1, 2021 (54 months). Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was funded on the closing date of the Credit Agreement with the second tranche of $15.0 million will be available (subject to certain conditions) following the date Aptevo and its subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent’s promise to pay this $20.0 million in cash is evidenced by a non-negotiable, unsecured promissory note issued to Aptevo from Emergent.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, in each case applicable to us and our subsidiaries. The negative covenants include restrictions on, among other things, indebtedness, liens, dividends and other distributions, repayment of subordinated indebtedness, mergers, dispositions, investments (including licensing), acquisitions, transactions with affiliates and modification of organizational documents or certain other agreements. The Credit Agreement contains financial covenants that require us and our subsidiaries to maintain increasing minimum net commercial product revenue for each twelve-month period ending on the last day of each calendar quarter, commencing with the twelve-month period ending September 30, 2016. The Credit Agreement also includes provision related to events of default and occurrence of material adverse effect. The occurrence of an event of default could result in the acceleration of the Credit Agreement. There was no event of default under the Credit Agreement as of September 30, 2016.

The Credit Agreement also includes customary events of default, including, among other things, failure to pay principal or interest due under the Credit Agreement, default of covenants, a cross-default on our or our subsidiary’s material indebtedness, breach of material contracts by us or our subsidiaries, or commencement of liquidation, reorganization or similar relief. This and further obligations under the Credit Agreement are secured by all of our assets other than: (1) certain voting shares of excluded subsidiaries, (2) any lease, license or other contract where the grant of a security interest would constitute a default, be prohibited by applicable law, or will require certain third-party consents, and (3) intellectual property (except to the extent necessary to have a lien on such intellectual property in order to have a lien on cash and other proceeds arising out of or derived from such intellectual property).

The related financing documents contain: (1) a customary agency fee, (2) an exit fee of up to 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal and (3) a prepayment fee of up to 4% of the amount prepaid for the first year, decreasing over time, for any amounts prepaid prior to the maturity date, whether voluntary or by reason of the occurrence of an event of default or acceleration of the loan, other than certain mandatory prepayments.

The obligations of Aptevo and the other borrowers under the Credit Agreement are secured by all of their assets other than (1) certain voting shares of excluded subsidiaries of Aptevo, (2) any lease, license or other contract where the grant of a security interest would constitute a default, be prohibited by applicable law, or will require certain third-party consents and (3) intellectual property of Aptevo (except to the extent necessary to have a lien on such intellectual property in order to have a lien on cash and other proceeds arising out of or derived from such intellectual property).

Note 7. Impairment of Intangible Assets, In-Process Research and Development and Goodwill

During the period between the spin off date and September 30, 2016, we experienced a significant decline in our stock price. Based on this, we concluded that a sufficient indicator existed to require us to perform an interim assessment of goodwill and indefinite-lived intangible assets as of September 30, 2016. We performed an interim first step of our impairment assessment and determined there was a potential impairment of goodwill. Therefore, we performed the second step of the assessment in which we compared the implied fair value of goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the business is allocated to all of the assets and liabilities as if the business had been acquired in a business combination and the estimated fair value of the business was the purchase price paid. If the carrying amount goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We measured the fair value of both our indefinite-lived and definite lived intangible assets using accepted valuation techniques. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions are based on actual historical performance, expected results after commercial launch of our otlertuzumab product, and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the fair values, we reconciled the aggregate fair values of the business determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the market capitalization of our stock and an acquisition premium based on historical data from acquisitions within the same or similar industries. In performing the reconciliation, we used the market value of our stock price, the stock price on the valuation date and considered such other quantitative and qualitative factors we considered relevant. This assessment resulted in the recognition in the third quarter of 2016 of a loss on impairment of in process research and development costs related to our otlertuzumab candidate of approximately $41.8 million and $13.9 million of goodwill.

As evidenced by a significant decline in our stock price, we determined that the adverse change in the business climate discussed above was an indicator requiring the testing of our long-lived assets for recoverability and performed this test as of September 30, 2016, prior to completing the tests above. We tested the long-lived assets for recoverability based on a comparison of the respective aggregate values of their undiscounted cash flows to the respective carrying values. The results of the evaluation indicated that the carrying values of the related assets were recoverable.

Note 8. Net Loss per Share

Net loss per share is calculated by dividing the net loss of the Company by the number of weighted shares outstanding on September 30, 2016, and the number of shares issued during the spin-off for prior periods. Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three and nine month periods ended September 30, 2016 and 2015, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and unvested RSUs.

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

As of September 30,
(in thousands, except for per share amounts)	2016
Outstanding options to purchase common stock	2,053
Unvested RSUs	3,324

At December 31, 2015, no options or RSU’s were outstanding.

Note 9. Equity

Capitalization Upon Spin-off

On August 1, 2016, in connection with the spin-off of the Company from Emergent, we issued 20.2 million shares to Emergent shareholders and recorded a contribution from Emergent of $46.4 million, which included a one-time payment of $45.0 million, and a working capital reimbursement for outstanding payments of $1.4 million, which we expect to receive by December 31, 2016. In addition, we recorded a promissory note to receive $20.0 million within six to twelve months, as well as recording a net transfer from Emergent of $24.2 million, which represents cash and non-cash activity between Emergent and the Company prior to the spin-off.

Converted Equity Awards Incentive Plan

The Company had no stock-based compensation plans prior to spin off from Emergent; however certain Aptevo employees participated in Emergent’s stock-based compensation plans (Emergent Plans), which provided for the grants of stock options and restricted stock units (RSUs). The expense associated with Aptevo employees who participated in the Emergent Plans was allocated to the Company in the accompanying Combined Condensed Statements of Operations for the associated periods prior to the spin off.

In connection with the spin off and the employee matters agreement, the Company adopted the Converted Equity Awards Incentive Plan (the Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees (the Converted Awards) were converted into or replaced with equity awards of Aptevo (the Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversion.  A total of 1.3 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (2016 SIP). A total of 3.1 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of incentive stock options.

Stock options under the 2016 SIP generally vest pro rata over a three-year period and terminate 7 to 10 years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors also vest over a three-year period. Option exercise prices for new options granted by the Company equal the closing price of the Company’s common stock on the NASDAQ global stock market on the date of grant, while options issued as Conversion Awards were priced according to the Converted Plan.

RSUs issued under the 2016 SIP or as part of the Converted Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted to employees under the 2016 SIP generally provide for time-based vesting over an eighteen-month period, although certain employees may be awarded RSUs with different time-based vesting criteria. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.

The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Board) on the vesting date.

Issuance of Shares

When options are exercised or RSU’s are converted, it is the Company’s policy to issue new shares.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and restricted stock units granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operation and Comprehensive Loss as follows:

	September 30, 2016		September 30, 2015
(in thousands)	Three Months	Nine Months	Three Months	Nine Months
Research and development	$1,027	$1,761	$281	$822
General and administrative	306	306	—	—
Total stock-based compensation expense	$1,333	$2,067	$281	$822

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	September 30, 2016
	Three Months	Nine Months
Expected dividend yield	0%	0%
Expected volatility	75%	75%
Risk-free interest rate	1.00%	1.00%
Expected average life of options	3 years	3 years

Management applied an estimated forfeiture rate for the three and nine month periods of 10%.

The following is a summary of option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding Aptevo Options at December 31, 2015	—	$—	$—
Aggregate impact of conversion related to spin-off	1,661,563	2.49	203,644
Granted	387,975	2.94	36,858
Exercised	(6,675)	2.18	(7,062)
Outstanding at September 30, 2016	2,042,863	$2.58	$233,440
Exercisable at September 30, 2016	461,096	$2.29	$126,319

As of September 30, 2016, we had $0.9 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.14 years. The weighted average remaining contractual life of exercisable options is 6.4 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2016. The amount of aggregate intrinsic value will change based on the price of Aptevo’s common stock.

Restricted Stock Units

The following is a summary of restricted stock activity for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Outstanding Aptevo RSU's at December 31, 2015	—	$—	$—
Aggregate impact of conversion related to spin-off	1,122,179	2.76
Granted	2,115,772	2.94
Converted	(15,051)	2.65
Outstanding at September 30, 2016	3,222,900	$2.88	$8,250,624
Expected to Vest	2,888,726	$2.88	$7,395,139

As of September 30, 2016, we had $6.7 million of unrecognized compensation expense related to RSU’s expected to vest over a period of 1.5 years. The weighted average remaining contractual life of exercisable RSU’s is 3.5 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this quarterly report, other than statements of historical facts, including statements regarding the Spin-Off, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. Our forward-looking statements in this quarterly report are based on current expectations and we do not assume any obligation to update any forward-looking statements.

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

In connection with the separation, Aptevo received certain assets from Emergent’s biosciences division, including commercial products and development programs, as well as the ADAPTIR™ platform technology. Certain historical operations that were included by Emergent in its biosciences segment have been reallocated to Emergent’s continuing operations, and as a result the financial statements and discussion and analysis contained herein differ from Emergent’s historically reportable biosciences segment.

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

The consolidated financial statements include the allocation of certain assets and liabilities that have historically been held at the Emergent corporate level but which are specifically identifiable or allocable to Aptevo. Cash and cash equivalents held by Emergent were not allocated to Aptevo unless the cash was held by an entity that was transferred to Aptevo in the distribution. All Aptevo intracompany transactions and accounts have been eliminated. All intercompany transactions between Aptevo and Emergent are considered to be effectively settled in the consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statement of cash flows as a financing activity and in the consolidated balance sheet as net investment from former parent.

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

Program Highlights

Aptevo’s investigational stage products MOR209/ES414, ES210, and otlertuzumab are built on our novel ADAPTIR™ (modular protein technology) platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. The technology can produce monospecific and multispecific, for example, bispecific therapeutic molecules, which may have structural advantages over monoclonal antibodies (identical antibodies from clones or copies of a unique parent cell that bind to the same target in the same way). The mechanisms of action for MOR209/ES414, ES210, and otlertuzumab include redirected T-cell cytotoxicity, or RTCC, and targeted cytokine delivery. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage disease targets in a unique manner and produce a unique signaling response. We are skilled at product candidate generation, validation and subsequent clinical development using the ADAPTIR platform. We believe we have the ability to progress ADAPTIR molecules from concept to marketed product by way of our protein engineering, pre-clinical development and process development capabilities and cGMP manufacturing oversight. We also believe we have the ability to launch market and commercialize these product candidates upon approval.

Aptevo’s marketed products are:

•

WinRho® SDF Rho(D) Immune Globulin Intravenous (Human), for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura, or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;

•

HepaGamB® Hepatitis B Immune Globulin Intravenous (Human), for prevention of hepatitis-B recurrence following liver transplantation in HBsAg-positive liver transplant patients, and for treatment following exposure to hepatitis-B;

•	VARIZIG® Varicella Zoster Immune Globulin (Human), for treatment following exposure to varicella zoster virus, which causes chickenpox, in high-risk individuals; and
•

IXINITY® coagulation factor IX (recombinant), indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

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
•

a bispecific immunotherapeutic ADAPTIR protein that targets ROR1 (receptor tyrosine kinase- like orphan receptor 1, a protein expressed on solid tumors, leukemia’s, and lymphomas), which are currently in pre-clinical development for a variety of hematologic malignancies and solid tumors; and

•	Other protein therapeutic product candidates primarily targeting immunooncology.

Collaboration with MorphoSys AG

In August 2014, Aptevo entered into a collaboration agreement, or MorphoSys Agreement, with MorphoSys AG for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using Aptevo’s proprietary ADAPTIR platform technology.

In accordance with the initial terms of the MorphoSys Agreement, Aptevo received a nonrefundable $20.0 million upfront payment and could have received up to $163.0 million in additional contingent payments, comprised of up to $80.0 million and up to $83.0 million, respectively, due upon the achievement of specified development and regulatory milestones. MorphoSys and Aptevo agreed to jointly fund further development of MOR209/ES414, with Aptevo responsible for 36% of the total development costs and MorphoSys responsible for the remainder, with Aptevo’s funding requirement capped at $186.0 million. Aptevo’s development effort includes the performance of non-clinical, clinical, manufacturing and regulatory activities. Aptevo retains commercialization rights in the U.S. and Canada, with a tiered royalty obligation to MorphoSys, ranging from mid-single digit up to 20% of sales. MorphoSys has worldwide commercialization rights excluding the U.S. and Canada, with a low single digit royalty obligation to Aptevo.

In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, Aptevo and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. Patients receiving weekly doses of MOR209/ES414 developed antibodies against the drug; this is called anti-drug antibodies, or ADA.  The cause of these antibodies is unclear but could be due to the weekly administration of the drug.  Hence, the protocol has been amended to continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. We are continuing with the current clinical trial under an amended protocol.  Recruitment began in October 2016.

As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured.  In December 2015, Aptevo and MorphoSys amended the collaboration agreement to (1) decrease the additional contingent payments due Aptevo upon the achievement of specified development and regulatory milestones of up to $32.5 million and up to $41.5 million, respectively, (2) change the total funding requirement cap for Aptevo to up to approximately $250.0 million and (3) change the jointly funded development cost allocation.  In addition, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial.

Aptevo evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. Aptevo determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414 and (2) undelivered items related to development services. Aptevo determined that the license had standalone value as the drug candidate has been (1) developed and is currently Phase 1 clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. Aptevo allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. Aptevo determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. Aptevo determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or Aptevo service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. Aptevo determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.7 million and $0.2 million, respectively, recognized in the years ended December 31, 2015 and 2014. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

Further, Aptevo determined that contingent payments for the achievement of the development and regulatory milestones are substantive milestones and will be accounted for as revenue in the period in which the milestones are achieved. Aptevo received a $5.0 million milestone payment from MorphoSys reflecting the initiation of a Phase I clinical study to evaluate the safety, tolerability, and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer. Aptevo recognized this substantive milestone achievement payment as collaborations revenue during the year ended December 31, 2015.

IXINITY

In the acquisition of Cangene Corporation, or Cangene, in February 2014, Aptevo acquired the IXINITY product candidate, an IPR&D intangible asset. As part of the purchase price allocation, Aptevo’s management determined that the estimated acquisition date fair value related to the IXINITY IPR&D asset was $8.3 million. The estimated fair value was determined using the income approach, which discounts probability-adjusted future net cash flows to present value. The projected cash flows used in determining the fair value of IXINITY were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, Aptevo made a separate determination as to the then useful life of the asset and begin amortization. In

April 2015, the Food and Drug Administration, or FDA, approved IXINITY for the treatment of Hemophilia B in adults and children. As a result, the $8.3 million IXINITY IPR&D asset was reclassified as a definite-live intangible asset and is being amortized over 10 years. Since April 2015, we have incurred approximately $9 million in research and development expense related to IXINITY, primarily for clinical trial activities (approximately $4 million) and development and qualification activities (approximately $5 million). The clinical trial activities are associated with: (1) obtaining licensure of IXINITY for pediatric use (children under the age of 12); and (2) continued treatment of clinical subjects as part of a post-licensure extension clinical study required by the FDA. The development and qualification expenses are primarily associated with: (1) ongoing non-clinical process development studies related to the optimization of the manufacturing of drug substance (2); continuation of pre-licensure stability study commitments; (3) developing fill/finish capabilities at Emergent’s Baltimore, MD fill/finish contract manufacturing facility.

CMC ICOS Biologics, Inc., or CMC, is the exclusive manufacturer of bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. We continue to work with CMC toward the successful release of product. Additionally, Patheon UK Limited, through an affiliate, is currently the sole source fill-finish service manufacturer for our IXINITY product.

On October 4, 2016 we provided a Notice of Interruption in Manufacturing (Notice) to the United States Food and Drug Administration (FDA) notifying FDA of a potential interruption in the supply of IXINITY® coagulation factor IX (recombinant.)  The supply interruption relates to an ongoing challenge with the manufacture of bulk drug substance for IXINITY that meets release specifications for final drug product.   As part of the Notice, Aptevo submitted a proposal to FDA seeking approval for a proposed mitigation plan aimed at ensuring the continued supply of IXINITY to patients. FDA has denied our proposal and therefore we anticipate that there will be a supply interruption of the 1500IU assay in December and the remaining dosage forms of IXINITY in January 2017. Such a supply shortage of IXINITY will adversely affect its sales, and could adversely affect its market position and commercial viability.

Due to the ongoing challenges with the manufacture of our IXINITY product that meets release specifications for the final drug product, in the third quarter of 2016, we wrote off approximately $2.9 million in unsaleable IXINITY inventory that was in process of being manufactured. This cost is included in cost of product sales.

Results of Operations

Revenue

Product Sales

Revenues consist primarily of product sales of our marketed products and collaboration revenues from our collaborative partners, generally in the form of upfront or milestone payments.

Sales by product are shown in the following table:

	Three Months Ended September 30,
(in thousands)	2016	2015	Change
WinRho	$2,916	$3,177	$(261)
IXINITY	2,816	218	2,598
HepaGam	2,511	2,502	9
VARIZIG	1,161	530	631
Other	1	14	(13)
Total	$9,405	$6,441	$2,964

Product sales revenue increased by $3.0 million, or 46% to $9.4 million for the three months ended September 30, 2016 from $6.4 million for the three months ended September 30, 2015. This increase was primarily related to revenue associated with IXINITY which included $2.6 million for the three months ended September 30, 2016. Although IXINITY was approved by the FDA in the second quarter of 2015, we did not have meaningful product sales of IXINITY during the three months ended September 30, 2015 as we built out our sales team and began marketing. In addition, the change was impacted by an increase in unit sales of our VARIZIG product.

Sales by product are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
WinRho	$10,614	$10,580	$34
HepaGam	7,050	7,208	(158)
IXINITY	7,037	218	6,819
VARIZIG	2,797	1,633	1,164
Other	14	65	(51)
Total	$27,512	$19,704	$7,808

Product sales revenue increased by $7.8 million, or 38%, to $27.5 million for the nine months ended September 30, 2016 from $19.7 million for the nine months ended September 30, 2015. This increase was primarily related to revenue associated with IXINITY which included $6.8 million for the nine months ended September 30, 2016 following IXINITY’s FDA approval in the second quarter of 2015 and an increase in unit sales of our VARIZIG product.

Collaborations

Collaborations revenue decreased by $5.5 million, or 97%, to $0.1 million for the nine months ended September 30, 2016 from $5.6 million for the nine months ended September 30, 2015. The decrease in collaboration revenue was primarily due recognition of a $5.0 million development milestone achievement and payment for the nine months ended September 30, 2015.

Cost of Product Sales

The primary expense that we incur to deliver our marketed products to our customers is manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average cost per unit.

Cost of product sales increased by $2.7 million, or 75%, to $6.2 million for the three months ended September 30, 2016 from $3.5 million for the three months ended September 30, 2015 and increased by $4.5 million, or 39%, to $16.2 million for the nine months ended September 30, 2016 from $11.7 million for the nine months ended September 30, 2015. Due to the ongoing challenges with the manufacture of our IXINITY product that meets release specifications for the final drug product, in the third quarter of 2016, we wrote off approximately $2.9 million in unsaleable IXINITY inventory that was in process of being manufactured. This cost is included in cost of product sales. In the nine months ended September 30, 2016, we wrote off a total of $4.1 million in unsaleable inventory which includes the $2.9 million written off in the third quarter of 2016 and $1.2 million on the second quarter of 2016. The remaining increase in cost of product sales for the nine-month period was primarily due to costs related to increased IXINITY product sales.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primary of personnel-related costs, fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development.

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

Our principal research and development expenses by program for the three months ended September 30, 2016 and 2015 are shown in the following table:

	Three Months Ended September 30,
(in thousands)	2016	2015	Change
ADAPTIR related programs (1)	$3,894	$3,268	$626
ROR-1	1,139	290	849
IXINITY	1,134	2,754	(1,620)
Other/5E3/ES210	369	151	218
MOR209/ES414	562	264	298
otlertuzumab	16	985	(969)
Total	$7,114	$7,712	$(598)

(1)	ADAPTIR related programs also includes other non-disclosed candidates

Research and development expenses decreased by $0.6 million, or 8%, to $7.1 million for the three months ended September 30, 2016 from $7.7 million for the three months ended September 30, 2015. The increase in expense for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing activities. The decrease in expense for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily due to decreased manufacturing process development activities in 2016 and the timing of clinical trial activities. The increase in ROR-1 was primarily due to lead construct selection and characterization studies. The decrease in expense for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The increase in expense for ADAPTIR related programs was primarily due to an increase in characterization studies and non-clinical activities. The expenses for our other activities were primarily related to centralized research and development activities not otherwise attributable to specific product candidates or programs.

Our principal research and development expenses by program for the nine months ended September 30, 2016 and 2015 are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
ADAPTIR related programs (1)	$5,886	$4,726	$1,160
ROR-1	5,793	1,644	4,149
IXINITY	4,081	13,222	(9,141)
MOR209/ES414	4,029	2,561	1,468
otlertuzumab	1,465	2,936	(1,471)
Other/5E3/ES210	1,597	2,230	(633)
Total	$22,851	$27,319	$(4,468)

(1)	ADAPTIR related programs also includes other non-disclosed candidates

Research and development expenses decreased by $4.5 million, or 16%, to $22.9 million for the nine months ended September 30, 2016 from $27.3 million for the nine months ended September 30, 2015. The increase in expense for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing activities along with decreased reimbursement from MorphoSys for development activities under our collaboration agreement. The decrease in expense for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily due to a decrease in manufacturing process development activities in 2016 and the timing of clinical trial activities.

The increase in ROR-1 was primarily due to a increase in lead construct selection and characterization studies. The decrease in expense for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The increase in expense for ADAPTIR related programs was primarily due to an increase in characterization studies and non-clinical activities. The expenses for our other activities were primarily related to centralized research and development activities not otherwise attributable to specific product candidates or programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expenses.

For the three months ended September 30, selling, general and administrative expenses increased by $3.2 million, or 37%, to $11.7 million for 2016 from $8.5 million for 2015. This increase was primarily due to the costs associated with IXINITY selling and marketing in the current year, as well as increased costs associated with our spin-off activities in 2016.

For the nine months ended September 30, selling, general and administrative expenses increased by $1.1 million, or 4%, to $30.0 million for 2016 from $28.9 million for 2015. This increase was primarily due to higher costs associated with IXINITY sales and marketing in 2016 versus lower prelaunch costs in 2015. In addition, there were increased costs associated with our spin-off activities in 2016.

Impairment of Goodwill and Intangible Asset

On September 30, 2016, we recorded impairments of approximately $55.7 million of long-term assets, which consisted of $41.8 million of intangible assets and $13.9 million of goodwill. Impaired intangible assets consisted of certain of our indefinite-lived in process research and development. For additional information about our impairments, see Note 7— Impairment of Intangible Assets, In-Process Research and Development and Goodwill in the notes to consolidated financial statements.

Other Income (Expense), net

Other income (expense), net, consists primarily of interest on debt financing. This increase in 2016 compared to 2015 due to the interest on the loan entered into with Midcap Financial Trust in the third quarter of 2016.

Income Taxes

Benefit from income taxes decreased by $0.4 million, to $0.0 million for the three months ended September 30, 2016 from $0.4 million for the three months September 30, 2015. The decrease in the benefit was primarily due to the timing of Canadian scientific research and experimental development tax credits.

Benefit from income taxes decreased by $1.4 million, or 100%, to $0.0 million for the nine months ended September 30, 2016 from $1.4 million for the nine months September 30, 2015. The decrease in the benefit was primarily due to the timing of Canadian scientific research and experimental development tax credits.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had cash, cash equivalents and marketable securities in the amount of $61.1 million.

At the closing of the spin-off of Aptevo from Emergent, Emergent provided Aptevo cash in the amount of $45.0 million, along with a commitment in the form of a promissory note to provide another $20.0 million by August 1, 2017.

In addition, on August 4, 2016, we entered into a $35.0 million Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement provides us with up to $35.0 million of available borrowing capacity, which will be available (subject to certain conditions) to us in two tranches of $20.0 million and $15.0 million, respectively, through August 31, 2017 and which, once drawn, will amortize on a monthly basis commencing in August 2018 and will mature on February 1, 2021. Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was made available to us on the closing date of the Credit Agreement and the second tranche of $15.0 million will be available (subject to certain conditions) following the date we and our subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent’s promise to pay such $20.0 million in cash is evidenced by a non-negotiable, unsecured promissory note issued to us from Emergent.

We expect our cash, cash equivalents and marketable securities along with the proceeds from our Credit Agreement, will support Aptevo’s operations for at least 12 months, based on current operating plans and financial forecasts. Prior to the spin-off, the development-based biosciences business of Emergent was funded entirely by Emergent.

Capital Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:

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
•

the costs associated with replicating or outsourcing from other providers’ certain facilities, systems, operational and administrative infrastructure, including information technology infrastructure and personnel, to which we will no longer have access after our separation from Emergent.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	(30,197)	(41,076)
Investing activities	(51,735)	(1,012)
Financing activities	88,189	41,972
Increase (decrease) in cash and cash equivalents	$6,257	$(116)

Net cash used in operating activities of $30.2 million for the nine months ended September 30, 2016 was primarily due to our net loss of $97.5 million, offset by the noncash impairment of goodwill and intangible assets of $55.7 million and the write-down of nonsaleable IXINITY inventory of $4.1 million. Net cash used in operating activities of $41.1 million for the nine months ended September 30, 2015 was primarily due to our net loss of $41.4 million.

Net cash used in investing activities for the periods presented was primarily due to the purchase of investment of $51.7 million in the third quarter of 2016 and the purchases of property and equipment.

Net cash provided by financing activities for the periods presented includes the net proceeds received from entering into the credit facility in August of 2016, cash received from the former parent company upon the spin off and the net investment from the former parent company to support the operations of Aptevo.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the nine months ended September 30, 2016 regarding the Company market risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment claims, our intellectual property or other third party claims. At this time, the Company is not party to any active legal proceedings.

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

For the nine months ended September 30, 2016, we incurred a net loss of $97.5 million and had an accumulated deficit of $65.7. For that same period, net cash used in our operating activities was $30.2 million. If we cannot achieve or sustain profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require significant additional funding and may be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, results of operations and financial condition.

In accordance with the separation agreement, Emergent has committed to provide us with a total of approximately $65.0 million in cash funding. Emergent provided us with a cash contribution of $45.0 million on August 1, 2016 to be used to fund our operations. Within 12 months following the distribution, it is expected that Emergent will transfer to us an additional $20.0 million in cash pursuant to a non-negotiable, unsecured promissory note. Emergent’s ability to satisfy its obligations under the promissory note will be subject to, among other things, Emergent’s capital availability and cash flow following the distribution. As a result, there can be no assurance that we will receive all or any portion of the $20.0 million contemplated by the promissory note. In addition to the anticipated cash transfers from Emergent in connection with the separation, in the future we will require significant additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. To enhance long-term financial flexibility, Aptevo entered into a credit facility for up to $35.0 million, $20.0 million of which was received on August 4, 2016.

As of September 30, 2016, we had cash, cash equivalents and marketable securities in the amount of $61.1 million. Our future capital requirements will depend on many factors, including, among others:

•	the level, timing and cost of product sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	the ability to secure partnerships and/or collaborations;
•	capital improvements to new or existing facilities;
•	the payment obligations under our current or any future indebtedness;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs associated with the separation from Emergent and costs associated with performance under agreements with Emergent; and
•

the costs associated with replicating or outsourcing from other providers’ certain facilities, systems, operational and administrative infrastructure, including information technology infrastructure, and personnel, to which we no longer have access after our separation from Emergent.

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

Furthermore, to preserve the tax-free treatment to Emergent and its stockholders of the distribution, together with certain related transactions, we are restricted, under the tax matters agreement we entered into with Emergent, from taking any action that prevents the separation from being tax-free for U.S. federal income tax purposes, including restrictions on equity capital market transactions, as discussed in greater detail in the risk factor below entitled

Current economic conditions may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

For example, CMC ICOS Biologics, Inc., or CMC, is the exclusive manufacturer of bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. We continue to work with CMC to resolve the manufacturing issues, although to date in 2016 no lots of bulk drug substance have been successfully manufactured and released. On October 4, 2016 we provided a Notice of Interruption in Manufacturing (“Notice”) to the United States Food and Drug Administration (FDA) notifying FDA of a potential interruption in the supply of IXINITY® coagulation factor IX (recombinant.)  The supply interruption relates to an ongoing challenge with the manufacture of bulk drug substance for IXINITY that meets release specifications for final drug product.   As part of the Notice, Aptevo submitted a proposal to FDA seeking approval for a proposed mitigation plan aimed at ensuring the continued supply of IXINITY to patients.  FDA has denied our proposal and therefore we anticipate that there will be a supply interruption of the 1500IU assay in December and the remaining dosage forms of IXINITY in January 2017. Such a supply shortage of IXINITY will adversely affect its sales and could adversely affect its market position and commercial viability.

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

Emergent has the right to terminate the product license agreement upon breach by us of any of its terms, including our confidentiality obligations and other obligations, if such breach is not cured within a specified period of time or is incurable. If the product license agreement is terminated, we will no longer be able to research, develop, make, have made, use, sell, offer to sell and import WinRho SDF, HepaGam B and VARIZIG, which would lead to lost revenue and otherwise materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including MOR209/ES414, ES210, otlertuzumab, 5E3 and a product candidate targeting ROR1, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms, for each candidate that will:

•	be approved by the FDA and/or other regulatory authorities in the countries where such candidates are to be manufactured or sold;
•	provide sufficient quantities of such candidate to meet our clinical trial needs and ultimate market demand; and
•	provide such amounts at a cost that will allow us to potentially make an adequate profit.

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, including MOR209/ES414, ES210, otlertuzumab, 5E3 and a product candidate targeting ROR1, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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

Our foreign operations could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, and changes in tariffs and difficulties in staffing and managing foreign operations. These and other risks associated with our international operations may materially adversely affect our business and results of operations.

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
•

A bispecific immunotherapeutic ADAPTIR protein that targets ROR1 (receptor tyrosine kinase-like orphan receptor 1, a protein expressed on solid tumors, leukemias and lymphomas), which are currently in pre-clinical development for a variety of hematologic malignancies and solid tumors; and

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in December 2015, after a joint review of data from the Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, Aptevo and MorphoSys concluded that the dosing regimen and administration required adjustment. Patients receiving weekly doses of MOR209/ES414 developed antibodies against the drug; this is called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active MOR209/ES414 in the blood and thus could potentially reduce its efficacy. However, we observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. Hence, the protocol has been amended to continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. There is no guarantee that this change in administration will enable higher dosing and/or prevent the development of ADA. We have continued the current clinical trial under an amended protocol. Recruitment started during the second half of 2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. Under the terms of the restructured agreement, MorphoSys’ cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to us were reduced to a total of up to US $74.0 million. As a result of the required change in dosing regimen for MOR209/ES414, the lead RTCC candidate, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. The requirement for further adjustments to the dosing regimen or other parts of the program could delay our development timeline or delay or prevent our ability to receive regulatory approval for MOR209/ES414.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biotechnology field generally is highly uncertain and involves complex legal and scientific questions. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties, will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

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

If the outcomes of patent opposition proceedings currently pending in Europe relating to IXINITY are unsuccessful, we may need to identify an additional fill/finish manufacturer, which could result in significant production delays and additional costs associated with moving our fill/finish manufacturing activities and identifying another fill/finish manufacturer.

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

Patent and other intellectual property laws outside the United States are even more uncertain than in the United States and are continually undergoing review and revisions in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to business methods and processes. In addition, we may have to participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts. A European Patent Opposition, for instance, is a European Patent Office proceeding that allows for an opponent to challenge the validity of an issued patent. A European Patent Opposition is a proceeding that determines only the validity of a patent and does not determine whether a party infringes a patent. To initiate an Opposition at the European Patent Office, an opponent files a notice that it wishes to oppose the patent within a nine-month period following the publication of the patent grant. After the opponent files the notice, it may be a few years before the merits of the opposition are heard and decided by the European Patent Office Opposition Division and several more years before the Boards of Appeal hears and decides on any appeals.

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

If a third party files a trademark infringement claim against us, defending ourselves against such claim could be costly, time-consuming and distracting to management, and if we are unsuccessful in our defense, we could face an injunction and damages, all of which could have a material and adverse effect on our business.

If a third party files a trademark infringement claim against us, defending ourselves against such claim could be costly, time-consuming and distracting to management, and if we are unsuccessful in our defense, we could face an injunction and damages.

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

We have continued the current clinical trial under an amended protocol and recruitment began during the second half of 2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. Under the terms of the restructured agreement, MorphoSys’ cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to us were reduced to a total of up to $74.0 million. In addition, the amended collaboration agreement changed the total expected funding requirement for us to up to approximately $250 million. As a result of the required change in dosing regimen for MOR209/ES414, the lead RTCC candidate, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. Further adverse or inconclusive clinical results could lead to further renegotiation of the terms or cancellation of our collaboration agreement with MorphoSys AG.

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

The financial information about us in this quarterly report on Form 10-Q refers to our business as operated by and integrated with Emergent, prior to August 1, 2016. Our historical financial information included in this quarterly report is derived from the consolidated financial statements and accounting records of Emergent. Accordingly, the historical financial information included in this quarterly report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future. Significant changes may occur in our cost structure, management, financing and business operations as a result of operating as an independent company.

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

Moreover, to comply with these requirements, we have migrated our systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures and potentially need to hire additional accounting and finance staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

It is intended that the distribution, together with certain related transactions, will generally be tax-free to Emergent and its stockholders for U.S. federal income tax purposes. Emergent has received a favorable private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the distribution and certain related transactions. It was a condition to the distribution that (i) the private letter ruling from the IRS continue to be valid and in full force and effect and (ii) Emergent receive an opinion from WilmerHale LLP, in a form and substance satisfactory to Emergent, substantially to the effect that, for U.S. federal income tax purposes, the distribution and certain related transactions, taken together, will qualify as a transaction described under Sections 355(a)

and 368(a)(1)(D) of the Internal Revenue Code (the Code). The IRS private letter ruling is based upon certain facts and representations submitted by Emergent to the IRS. In addition, the opinion from WilmerHale LLP was based upon and rely on, among other things, the IRS private letter ruling and certain facts and assumptions, as well as certain representations and covenants of Emergent and Aptevo contained in the tax matters agreement and certain representations contained in representation letters provided by Emergent, Aptevo and certain stockholders to WilmerHale LLP, including representations and covenants relating to the past and future conduct of Emergent, Aptevo and such stockholders. If any of these facts, assumptions, representations, or covenants is, or becomes, inaccurate or incomplete, the IRS private letter ruling and/or the opinion of WilmerHale LLP may be invalid and the conclusions reached therein could be jeopardized. In addition, the IRS private letter ruling only addresses certain limited matters relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction described under Sections 355 and 368(a)(1)(D) of the Code, and the opinion of WilmerHale LLP represents the judgment of such counsel which is not binding on the IRS or any court. Accordingly, notwithstanding the IRS private letter ruling and the opinion of WilmerHale LLP, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions should be treated as a taxable transaction for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If the distribution, together with certain related transactions, does not qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code, for U.S. federal income tax purposes, in general, (i) Emergent would recognize taxable gain on the distribution equal to the amount by which the fair market value of the Aptevo common stock distributed to Emergent stockholders exceeds Emergent’s tax basis in its shares of Aptevo common stock and (ii) each Emergent stockholder would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Aptevo common stock received by such stockholder.

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

We have incurred and expect to incur both one-time and ongoing costs and expenses as a result of our separation from Emergent. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including potential future compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions, and it is possible that these costs will be material to our business.

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

The ownership by our executive officers and/or directors of shares of Emergent common stock, stock options or other equity awards may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with Emergent, certain of our executive officers and/or directors own shares of Emergent common stock, stock options to purchase Emergent common stock or other equity awards. Shares of Emergent common stock, stock options to purchase Emergent common stock or other equity awards may comprise a significant portion of some of these individuals’ total personal financial assets. Even though our executive officers and/or directors who were previously employees of Emergent have ceased to be employees of Emergent, some of our executive officers and/or directors will continue to have a financial interest in Emergent common stock, which may create, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Emergent than the decisions have for Aptevo.

Risks Related to Our Common Stock

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of [October 31, 2016], Mr. El-Hibri was the beneficial owner of approximately [15]% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Because we currently do not expect to pay dividends, investors will benefit from an investment in our common stock only if it appreciates in value.

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

APTEVO THERAPEUTICS INC.

Date: November 14, 2016	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Jeff Lamothe
Jeffrey Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.