Form 10-Q
period 2017-03-31
Aptevo Therapeutics Inc.
filed 2017-05-12
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, the number of shares of Registrant’s common stock outstanding was 21,199,794.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,014	$9,676
Restricted cash	400	400
Short-term investments	46,877	44,849
Accounts receivable, net	1,926	4,284
Inventories	8,063	6,639
Prepaid expenses and other current assets	6,116	5,566
Total current assets	77,396	71,414
Property and equipment, net	6,384	5,910
Intangible assets, net	14,013	14,534
Total assets	$97,793	$91,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,766	$11,489
Accrued compensation	2,505	4,009
Sales rebates and discounts	2,310	3,235
Deferred revenue, current portion	878	811
Total current liabilities	14,459	19,544

Deferred revenue, net of current portion	2,802	2,896
Long-term debt, net	18,435	18,383
Other liabilities	611	469
Total liabilities	36,307	41,292

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 21,219,950 and 20,271,737 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	152,143	151,271
Accumulated other comprehensive loss	(41)	(33)
Contribution receivable from former parent	—	(20,000)
Accumulated deficit	(90,637)	(80,692)
Total stockholders' equity	61,486	50,566
Total liabilities and stockholders' equity	$97,793	$91,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Product sales	$7,381	$7,948
Collaborations	28	119
Total revenues	7,409	8,067
Costs and expenses:
Cost of product sales	488	3,528
Research and development	5,913	8,101
Selling, general and administrative	10,547	9,419
Loss from operations	(9,539)	(12,981)
Other income (expense):
Other income (expense), net	(406)	80
Total other income (expense), net	(406)	80
Loss before income taxes	(9,945)	(12,901)
Benefit from income taxes	—	12
Net loss	(9,945)	(12,889)

Net loss per share - basic and diluted	$(0.48)	$(0.64)
Shares used to compute net loss per share - basic and diluted	20,757,111	20,229,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(9,945)	$(12,889)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net	(8)	—
Total comprehensive loss	$(9,953)	$(12,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(9,945)	$(12,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,678	334
Depreciation and amortization	990	836
Income taxes	—	(12)
Change in fair value of contingent consideration	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	2,358	2,998
Inventories	(1,424)	(1,749)
Prepaid expenses and other current assets	(550)	(3,093)
Accounts payable, accrued compensation and other liabilities	(4,182)	1,347
Sales rebates and discounts	(925)	(278)
Deferred revenue	(27)	(1,575)
Net cash used in operating activities	(12,027)	(14,112)
Investing Activities
Purchases of property and equipment	(794)	(1,071)
Purchases of investments	(10,138)	—
Proceeds from the sale and maturities of investments	8,102	—
Net cash used in investing activities	(2,830)	(1,071)
Financing Activities
Payments for taxes related to net share settlement of equity awards	(805)	—
Proceeds from former parent	20,000	—
Transfer from former parent, prior to spin-off	—	13,800
Contingent consideration payments	—	(181)
Net cash provided by financing activities	19,195	13,619
Increase (decrease) in cash and cash equivalents	4,338	(1,564)
Cash and cash equivalents at beginning of period	9,676	4,636
Cash and cash equivalents at end of period	$14,014	$3,072

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

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No.2014-15 Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. Aptevo adopted this guidance for the year ended December 31, 2016 and management believes that Aptevo’s existing cash and cash equivalents will be sufficient to fund its operations through at least the second quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the company starting on January 1, 2019. Aptevo is currently evaluating the impact of the application of this ASU on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. Aptevo adopted this standard effective January 1, 2017. Upon adoption of the standard, excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises are now recognized as discrete items in the statement of operations. Aptevo has elected to maintain its current forfeitures policy and will continue to include an estimate of forfeitures when recognizing stock-based compensation expense. Additionally, cash paid by Aptevo when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the condensed consolidated statement of cash flows as required by the standard. The adoption of this standard did not have a material impact on Aptevo’s consolidated financial statements and related disclosures.

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

In December 2015, after a joint review of data from the ongoing Phase I dose escalation study of MOR209/ES414 in prostate cancer patients, Aptevo and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. Patients receiving weekly doses of MOR209/ES414 developed antibodies against the drug; this is called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active MOR209/ES414 in the blood and thus could potentially reduce its efficacy. However, no safety issues related to the development of ADA were observed.

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

Aptevo evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. Aptevo determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414, and (2) undelivered items related to development services. Aptevo determined that the license had standalone value as the drug candidate has been: (1) developed and is currently Phase I clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. In 2014, Aptevo allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. Aptevo determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. Aptevo determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or Aptevo service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. Aptevo determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.0 million and $0.1 million, respectively, recognized in the three months ended March 31, 2017 and 2016. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

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

The MorphoSys Agreement provides for the sharing of development and clinical costs related to MOR209/ES414. In the event Aptevo’s share of the total cost incurred for a given quarter exceeds its pro rata limit, Aptevo records a receivable from MorphoSys for the excess and reduces research and development expense by this amount. For the three months ended March 31, 2017 Aptevo recorded a reduction to research and development expense of $0.1 million and for the three months ended March 31, 2016 Aptevo recorded a reduction to research and development expense of $0.1 million.

As of March 31, 2017, the MorphoSys Agreement related accounts receivable balance was $0.1 million and the related total deferred revenue balance was $3.7 million.

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

The Company’s financial assets measured at fair value consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$7,154	$—	$—	$7,154
Corporate bonds	—	11,943	—	11,943
US government and agency debt securities	—	34,934	—	34,934
Total assets	$7,154	$46,877	$—	$54,031

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,215	$—	$—	$5,215
Corporate bonds	—	9,951	—	9,951
US government and agency debt securities	—	34,898	—	34,898
Total assets	$5,215	$44,849	$—	$50,064

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three-months ended March 31, 2017.

Cash held in demand deposit accounts of $6.9 and $4.4 million is excluded from our fair-value hierarchy disclosure as of March 31, 2017 and December 31, 2016, respectively. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 4. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. The Company determined that the unrealized losses on its marketable securities as of March 31, 2017 and December 31, 2016 were temporary in nature, and the Company currently has the ability and intent to not sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$7,154	$—	$—	$7,154
Total cash equivalents	$7,154	$—	$—	$7,154

Short-term investments:
Corporate bonds	$11,957	$—	$(14)	$11,943
US government and agency debt securities	34,961	—	(27)	34,934
Total short-term investments	$46,918	$—	$(41)	$46,877

	December 31, 2016

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$5,215	$—	$—	$5,215
Total cash equivalents	$5,215	$—	$—	$5,215

Short-term investments:
Corporate bonds	$9,959	$1	$(9)	$9,951
US government and agency debt securities	34,923	—	(25)	34,898
Total short-term investments	$44,882	$1	$(34)	$44,849

Note 5. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$224	$260
Work-in-process	1,571	1,165
Finished goods	6,268	5,214
Total inventories	$8,063	$6,639

CMC ICOS Biologics, Inc. (CMC) is the exclusive manufacturer of bulk drug substance for the IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. On October 4, 2016, we provided a Notice of Interruption in Manufacturing, or Notice, to the U.S. Food and Drug Administration (FDA), notifying the FDA of a potential interruption in the supply of IXINITY® coagulation factor IX (recombinant) due to the ongoing manufacturing challenges with the manufacturer of the bulk drug. On March 15, 2017, we announced the successful manufacture of a recent bulk drug substance batch of IXINITY and we anticipate that the new supply will be available beginning in May 2017, after the completion of routine final drug product (FDP) manufacturing activities. While we do not currently anticipate or foresee a supply shortage or supply interruption occurring, any supply shortage or supply interruption of IXINITY would adversely affect its sales and could adversely affect its market position, commercial viability and the trading price of our common stock.

Note 6. Debt

Credit Facility

On August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust. The Credit Agreement provides us with up to $35.0 million of available borrowing capacity, available (subject to certain conditions) in two tranches of $20.0 million and $15.0 million, respectively, through August 31, 2017. The loan repayment will include interest (no principal) through August 2018. Commencing in August 2018, the payments will include principal and interest and will be repaid in full on February 1, 2021 (54 months). Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was funded on the closing date of the Credit Agreement with the second tranche of $15.0 million becoming available (subject to certain conditions) following the date Aptevo and its subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent made this payment on January 13, 2017.We paid debt issuance costs of $1.9 million of which $1.6 million remains unamortized at March 31, 2017.

The Credit Agreement contains financial covenants that require us and our subsidiaries to maintain increasing minimum net commercial product revenue for each twelve-month period ending on the last day of each calendar quarter, commencing with the twelve-month period ending September 30, 2016. As of March 31, 2017, the Company’s net minimum revenue did not meet the required minimum for the twelve months ended March 31, 2017.

As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue for the twelve months ended March 31, 2017 and future rolling twelve month periods. As a result of the amendment, the Company was in compliance with the modified minimum net revenue covenant for the quarter ended March 31, 2017 and expects to be in compliance with all future net revenue covenants. As such, amounts owed under the Credit Facility are classified based on their contractual maturities.

In addition, the amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which the Company can draw the second tranche from August 2017 to March 2018, (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash balance descending below a minimum cash threshold of $25 million.

Note 7. Net Loss per Share

Net loss per share is calculated by dividing the net loss of the Company by the number of weighted shares outstanding on March 31, 2017, and the number of shares issued during the spin-off for prior periods. Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the three-month periods ended March 31, 2017 and 2016, since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and unvested RSUs.

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands, except for per share amounts)	2017	2016
Outstanding options to purchase common stock	2,510	—
Unvested RSUs	1,588	—

Note 8. Equity

Capitalization Upon Spin-off

On August 1, 2016, in connection with the spin-off of the Company from Emergent, we issued 20.2 million shares to Emergent stockholders and recorded a contribution from Emergent of $71.2 million. The transactions recorded in 2016 included a one-time payment of $45.0 million, and a working capital reimbursement for outstanding payments of $1.4 million, a noncash transfer of an intangible asset of $0.7 million, and a net transfer of cash from Emergent of $24.2 million. In addition, in the first quarter of 2017 we received $20.0 million as payment for a promissory note issued at the time of the spin-off.

 Converted Equity Awards Incentive Plan

The Company had no stock-based compensation plans of its own prior to the spin-off from Emergent; however certain Aptevo employees participated in Emergent’s stock-based compensation plans (Emergent Plans), which provided for the grants of stock options and restricted stock units (RSUs). The expense associated with Aptevo employees who participated in the Emergent Plans was allocated to the Company in the accompanying Statements of Operations for the associated periods prior to the spin off.

In connection with the spin-off the Company adopted the Converted Equity Awards Incentive Plan (the Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees (the Converted Awards) were converted into or replaced with equity awards of Aptevo (the Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversion. A total of 1.3 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of the Company’s stock at no cost to the holder.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (2016 SIP). A total of 3.1 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of incentive stock options.

Stock options under the 2016 SIP generally vest pro rata over a three-year period and terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors also vest over a three-year period. Option exercise prices for new options granted by the Company equal the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant.

RSUs issued under the 2016 SIP provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted to employees under the 2016 SIP generally provide for time-based vesting over an eighteen-month to three-year period, although certain employees may be awarded RSUs with different time-based vesting criteria. Prior to vesting, RSUs granted under the 2016 SIP do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.

The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Board) on the vesting date.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Research and development	$691	$2,693
General and administrative	987	—
Total stock-based compensation expense	$1,678	$2,693

The Company accounts for stock-based compensation by measuring the fair value of the award as of the grant date, recognizing the compensation expense for that fair value, reduced for an estimate of forfeitures, over the vesting period.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2017	2016
Expected dividend yield	0.00%	—
Expected volatility	75.00%	—
Risk-free interest rate	1.94%	—
Expected average life of options	6 years	—

Management applied an estimated forfeiture rate of 10%.

The following is a summary of option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2016	2,085,214	$2.57		$164,767
Granted	470,839	1.98
Forfeited	(45,594)	2.36		2,785
Outstanding at March 31, 2017	2,510,459	$2.46	6.78	$105,631
Exercisable at March 31, 2017	1,115,990	$2.43	4.61	$50,062

As of March 31, 2017, we had $1.5 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.2 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 31, 2017 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2017. The amount of aggregate intrinsic value will change based on the price of Aptevo’s common stock.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2017:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2016	3,034,195	$2.88	$—
Granted	18,512	1.99	—
Vested	(1,324,833)	2.85	—
Forfeited	(139,788)	2.96	—
Outstanding at March 31, 2017	1,588,086	$2.90	$3,271,457
Expected to Vest	1,427,553	$2.90	$2,940,759

As of March 31, 2017, we had $3.2 million of unrecognized compensation expense related to RSUs expected to vest over a period of 1.1 years. The weighted average remaining contractual life of unvested RSUs is 3.5 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Note 9. Subsequent Events

On April 13, 2017, Aptevo and CMC agreed to settle a dispute between the two parties related to certain IXINITY batches from 2015 that did not meet manufacturing specifications. Under the terms of the settlement agreement, Aptevo will not pay any additional amounts to CMC for the batches in question, as this was settled for a non-cash consideration. This $3.0 million settlement is reflected as a reduction in Aptevo’s cost of product sales for the quarter ended March 31, 2017. The related liability balance is no longer reflected in the accompanying balance sheet as of March 31, 2017 as upon the execution of this agreement all open claims have been resolved.

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

For the three months ended March 31, 2017, we incurred a net loss of $9.9 million and we had an accumulated deficit of $97.8 million as of March 31, 2017. For that same period, net cash used in our operating activities was $12.0 million. We expect to experience operating losses and negative cash flows from operations for the foreseeable future. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Program Highlights

Our pipeline is composed of marketed products for hematology indications and investigational stage candidates based on our ADAPTIRTM (modular protein technology) platform. Our investigational stage product candidates otlertuzumab, MOR209/ES414, ES210, APVO436 and a proof of concept bispecific immunotherapeutic protein targeting ROR1 are built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. The technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The mechanisms of action for otlertuzumab, MOR209/ES414, ES210, APVO436 and a proof of concept bispecific immunotherapeutic protein targeting ROR1 include direct tumor cytotoxicity, antibody-dependent cell-cytotoxicity, redirected T-cell cytotoxicity (RTCC) and targeted cytokine delivery. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses. We are skilled at product candidate generation, validation and subsequent pre-clinical and clinical development using the ADAPTIR platform. We have the ability to progress ADAPTIR molecules from concept to marketed product by way of our protein engineering, pre-clinical development and process development capabilities, cGMP manufacturing oversight and clinical development capabilities. We also have the ability to launch, market and commercialize these product candidates upon approval.

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

Our investigational stage product candidates include:

•

MOR209/ES414, a bispecific immunotherapeutic ADAPTIR protein, currently in Phase 1, targeting prostate specific membrane antigen, or PSMA, an enzyme that is expressed on the surface of prostate cancer cells and, a component of the T-cell receptor complex expressed on all T-cells, RTCC against tumors expressing ROR1. The mechanism of action of MOR209/ES414 is RTCC. It is being developed under our collaboration with MorphoSys AG for metastatic castration-resistant prostate cancer, which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies.

•	ES210, a bispecific ADAPTIR protein therapeutic that is currently in pre-clinical development for inflammatory bowel disease and other autoimmune and inflammatory diseases.
•	otlertuzumab, a monospecific ADAPTIR protein therapeutic that is currently in Phase 2 clinical development for chronic lymphocytic leukemia, or CLL.
•

a proof of concept bispecific immunotherapeutic protein targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related, malignancies. One pair of binding domains bind to ROR1 on tumors; the other pair of binding domains bind to CD3, an invariant component of the T-cell receptor complex. Initial preclinical data demonstrates RTCC activity in vitro and killing of tumors in animal models demonstrating that ROR1 can be targeted with an ADAPTIR bispecific.

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

We evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. We determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414 and (2) undelivered items related to development services. We determined that the license had standalone value as the drug candidate has been (1) developed and is currently Phase 1 clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. We allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. We determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or our service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. We determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.0 million and $0.1 million, respectively, recognized in the three months ended March 31, 2017 and 2016. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

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

IXINITY

In the acquisition of Cangene Corporation, or Cangene, in February 2014, we acquired the IXINITY® product candidate, an IPR&D intangible asset. As part of the purchase price allocation, our management determined that the estimated acquisition date fair value related to the IXINITY IPR&D asset was $8.3 million. The estimated fair value was determined using the income approach, which discounts probability-adjusted future net cash flows to present value. The projected cash flows used in determining the fair value of IXINITY were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Financial Summary

We recognized net losses of $9.9 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit was $97.8 million, and we had $61.3 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash $0.4 million that we are required to maintain in a depository as collateral for corporate credit cards.

Revenue

Product Sales

Sales by product for the three months ended March 31, 2017 and 2016 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2017	2016	Change	Percent
WinRho	$2,589	$3,451	$(862)	-25%
IXINITY	2,114	1,693	421	25%
HepaGam	2,135	2,244	(109)	-5%
VARIZIG	543	560	(17)	-3%
Total	$7,381	$7,948	$(567)	-8%

Product sales revenue decreased by $0.6 million, or 7%, to $7.4 million for the three months ended March 31, 2017 from $7.9 million for the three months ended March 31, 2016. This decrease was primarily related to revenue associated with WinRho which decreased by $0.9 million due to lower sales in the first three months of 2017 following higher sales at the end of 2016. In addition, we experienced a decrease in revenue for HepaGam B as a greater percentage of sales of this product occurred overseas where the price is lower due to contractual pricing agreements. This was slightly offset by an increase in unit sales of our IXINITY product.

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

The following table provides information regarding our cost of products sales, including gross margin for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Change	Percent
Revenues:
Product sales	$7,381	$7,948	$(567)	-7%
Contracts, grants and collaborations	28	119	(91)	-76%
Total revenues	7,409	8,067	(658)	-8%
Costs and expenses:
Cost of product sales	488	3,528	(3,040)	-86%
Gross profit	$6,921	$4,539	$2,382	52%
Gross margin percent	93%	56%

Cost of product sales decreased by $3.0 million, or 86%, to $0.5 million for the three months ended March 31, 2017 from $3.5 million for the three months ended March 31, 2016. This decrease was due to a one-time $3.0 million settlement relating to a dispute between Aptevo and CMC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. Under the terms of the settlement agreement, Aptevo will not pay any additional amounts to CMC for the batches in question, as this was settled for non-cash consideration and reflected as a reduction in Aptevo’s cost of product sales for the quarter ended March 31, 2017. This settlement satisfies the monies owed under the 2015 invoice and resolves any claims. Without this transaction, gross margin for the first quarter of 2017 would have been 53% compared to 56% for the first quarter of 2016.

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

Our principal research and development expenses by program for the three months ended March 31, 2017 and 2016 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2017	2016	Change
ADAPTIR related programs (1)	$4,311	$898	$3,413
APVO436	588	—	588
MOR209/ES414	462	1,810	(1,348)
IXINITY	197	2,225	(2,028)
otlertuzumab	192	521	(329)
ROR1	158	2,038	(1,880)
Other	5	609	(604)
Total	$5,913	$8,101	$(2,188)
(1) ADAPTIR related programs also includes other non-disclosed candidates

Research and development expenses decreased by $2.2 million, or 27%, to $5.9 million for the three months ended March 31, 2017 from $8.1 million for the three months ended March 31, 2016. This change was primarily comprised of:

•

a decrease in expense for our IXINITY product candidate (which was approved by the FDA in April 2015) due to a decrease in manufacturing process development activities and the timing of clinical trial activities

•

a decrease in expense for our MOR209/ES414 product candidate primarily due to the timing of manufacturing activities along with decreased reimbursement from MorphoSys for development activities under our collaboration agreement;

•	a decrease in ROR1 primarily due to a decrease in characterization studies;
•	a decrease in expense for our otlertuzumab product candidate related to the timing of clinical trial activities; and
•	the expenses for our other activities, which decreased, primarily related to centralized research and development activities not otherwise attributable to specific product candidates or programs;
•	an increase in expense for ADAPTIR related programs primarily due to an increase in characterization studies and non-clinical activities;
•	an increase in expense for CD123, a new preclinical ADAPTIR candidate now in the investigational stage.

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

For the three months ended March 31, 2017 selling, general and administrative expenses increased by $1.2 million, or 13%, to $10.6 million for 2017 from $9.4 million for 2016. This increase was primarily due to increased marketing, personnel costs due to the spin-off, and consulting expenses.

Other Income (Expense), net

Other income (expense), net, consists primarily of interest on debt financing. For the three months ended March 31, 2017, other income (expense) increased to an expense of $0.4 million from an income of $0.1 million in 2016, due to the interest on the loan entered into with Midcap Financial Trust in the last half of 2016.

Critical Accounting Policies and Significant Judgements and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition;
•	Collaborations;
•	Research and development; and

•	Stock-based compensation

For a detailed discussion of these critical accounting policies and significant judgments and estimates, refer to “Critical Accounting Policies and Significant Judgments and Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 31, 2017. There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had cash, cash equivalents and marketable securities in the amount of $61.3 million.

On August 1, 2016, in connection with the spin-off of the Company from Emergent, we issued 20.2 million shares of our common stock to Emergent stockholders and recorded a contribution from Emergent of $71.2 million. The transactions recorded in 2016 included a one-time payment of $45.0 million, and a working capital reimbursement for outstanding payments of $1.4 million, a noncash transfer of an intangible asset of $0.7 million, and a net transfer of cash from Emergent of $24.2 million. In addition, in the first quarter of 2017 we received $20.0 million as payment for a promissory note issued at the time of the spin-off.

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

As of March 31, 2017, our net commercial product revenue did not meet the required minimum for the twelve months ended March 31, 2017. As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue. The amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which the Company can draw the second tranche from August 2017 to March 2018, (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash balance descending below a minimum cash threshold of $25 million.

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

We expect our cash, cash equivalents and investments along with the proceeds from our Credit Agreement, will support our operations through the second quarter of 2018, based on current operating plans and financial forecasts.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	(12,027)	(14,112)
Investing activities	(2,830)	(1,071)
Financing activities	19,195	13,619
Increase (decrease) in cash and cash equivalents	$4,338	$(1,564)

Net cash used in operating activities of $12.0 million for the three months ended March 31, 2017 was primarily due to our net loss of $9.9 million. Net cash used in operating activities of $14.1 million for the three months ended March 31, 2016 was primarily due to our net loss of $12.9 million.

Net cash used in investing activities for the periods presented was primarily due to the purchase of securities investment of $10.0 million offset by maturities of $8.0 million in the three months ended March 31, 2017.

Net cash provided by financing activities for the periods presented includes the net proceeds received from our former parent company in support of a promissory note to support the operations of Aptevo.

Contractual Obligations

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 14, 2017. Our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the following risks and other information in this quarterly report on Form 10-Q in evaluating us and our common stock. Any of the following risks could materially and adversely affect Aptevo’s results of operations, financial condition or financial prospects. The risk factors generally have been separated into nine groups: operating risks, commercialization risks, regulatory and compliance risks, product development risks, intellectual property risks, risks related to collaborations, financial risks, risks related to the separation, and risks related to our common stock.

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

For the three months ended March 31, 2017, we incurred a net loss of $9.9 million and we had an accumulated deficit of $97.8 million as of March 31, 2017. For that same period, net cash used in our operating activities was $12.0 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2017, we had cash, cash equivalents and marketable securities in the amount of $61.3 million. We will require significant additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of product sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	the ability to draw down on the second tranche of $15.0 million on our credit facility and our ability to satisfy the payment obligations and covenants under such credit facility;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to new or existing facilities;
•	the payment obligations under our current or any future indebtedness;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the ongoing costs associated with the separation from Emergent and performance under agreements with Emergent; and
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

As of March 31, 2017, our net commercial product revenue did not meet the required minimum for the twelve months ended March 31, 2017. As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue. The amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which the Company can draw the second tranche from August 2017 to March 2018 (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash balance descending below a minimum cash threshold of $25 million.

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

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third-party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the European Medicines Agency, or EMA, or the competent authorities of the EU Member States. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU Member States could lead to product liability lawsuits as well.

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

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR platform technology. We plan to select and create RTCC candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multispecific molecules in oncology, autoimmune disease and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in bispecific ADAPTIR therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR platform technology, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects and adversely affect our stock price.

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

Emergent owns its human hyperimmune platform manufacturing know-how, which is necessary for the manufacture of WinRho SDF, HepaGam B, and VARIZIG. We have entered into a manufacturing services agreement with Emergent with respect to the manufacturing of these products. We also entered into a product license agreement with Emergent pursuant to which Emergent has granted us an exclusive royalty-free, worldwide license, under certain licensed intellectual property rights, to research, develop, make, have made, use, sell, offer to sell and import WinRho SDF, HepaGam B, and VARIZIG. Under the product license agreement, we are only permitted to exercise rights with respect to Emergent’s human hyperimmune platform manufacturing know-how through a third-party contract manufacturer, under limited conditions, including a requirement that the manufacturer is bound to protect the manufacturing know-how, and is either approved by Emergent (in Emergent’s sole and absolute discretion) or, there has been a manufacturing failure under the manufacturing services agreement.

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

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, including MOR209/ES414, ES210, otlertuzumab, and a proof of concept bispecific immunotherapeutic protein targeting ROR1, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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

We have a pipeline of clinical and pre-clinical stage product candidates, including:

•

MOR209/ES414, a bispecific immunotherapeutic ADAPTIR protein, currently in Phase 1, targeting prostate specific membrane antigen, or PSMA, an enzyme that is expressed on the surface of prostate cancer cells and, a component of the T-cell receptor complex expressed on all T-cells. The mechanism of action of MOR209/ES414 is RTCC. It is being developed under our collaboration with MorphoSys AG for metastatic castration-resistant prostate cancer, which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies;

•	ES210, a bispecific ADAPTIR protein therapeutic that is currently in pre-clinical development for inflammatory bowel disease and other autoimmune and inflammatory diseases;
•	otlertuzumab, a monospecific ADAPTIR protein therapeutic currently in Phase 2 clinical development for chronic lymphocytic leukemia, or CLL;
•

a proof of concept bispecific immunotherapeutic ADAPTIR protein targeting ROR1 (preclinical candidate) built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies and an antigen found on solid tumors and hematologic or blood-related, malignancies;

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

In connection with the separation, we entered into a separation and distribution agreement and various other agreements with Emergent, including a transition services agreement, a tax matters agreement, an employee matters agreement, a manufacturing services agreement, a Canadian distributor agreement, a trademark license agreement and a product license agreement. Certain of these agreements provide for the performance of services by Emergent for a period of time after the separation. We will rely on Emergent to satisfy its performance obligations under these agreements. If Emergent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2018, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In connection with our separation from Emergent, we and Emergent agreed to indemnify the other party for certain liabilities. The Emergent indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Emergent will be allocated responsibility, and Emergent may not be able to satisfy its indemnification obligations in the future.

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

The ownership by our executive officers and/or directors of shares of Emergent common stock, stock options or other equity awards may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with Emergent, certain of our executive officers and/or directors own shares of Emergent common stock, stock options to purchase Emergent common stock or other equity awards. Shares of Emergent common stock, stock options to purchase Emergent common stock or other equity awards may comprise a significant portion of some of these individuals’ total personal financial assets. Even though our executive officers and/or directors who were previously employees of Emergent have ceased to be employees of Emergent, some of our executive officers and/or directors continue to have a financial interest in Emergent common stock, which may create, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Emergent than the decisions have for us.

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained and our stock price may fluctuate significantly.

An active trading market for our common stock may not sustained, nor can we predict the prices at which shares of our common stock may trade in the future.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported sale price of our common stock has fluctuated between $1.78 and $3.33 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we restated our previously issued audited consolidated financial statements for the year ended December 31, 2015 and the unaudited financial information related to March 31, 2016 and June 30, 2016 and the three and nine months ended September 30, 2016. This restatement, along with the material weakness that were identified in our internal control over financial reporting, could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline. We have implemented actions with respect to our internal controls but to the extent these steps are not successful, we could be forced to incur additional time and expense or we may not be able to produce accurate and timely financial results. As a result of the restatement and the material weakness in our internal controls, we could be subject to stockholder, governmental, or other actions in connection with the restatement or related or other matters. Any such proceedings would, regardless of the outcome, consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we were not to prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could lead to a loss of investor confidence.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of March 31, 2017, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

A significant portion of our shares may be sold into the market at any time which could depress our stock price

If our stockholders sell a substantial number of shares of our common stock in the public market, our market price could decline. In addition, holders of an aggregate of approximately three million shares of our common stock have the right to require us to register these shares of common stock under the Securities Act of 1933, as amended, under specified circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue. The amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which the Company can draw the second tranche from August 2017 to March 2018 (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash balance descending below a minimum cash threshold of $25 million. The above description of the terms of the amendment to the Credit Agreement is a summary and is qualified in its entirety by the terms of the amendment, which is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: May 12, 2017	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 2, 2016).
3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc. incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 2, 2016).
4.1

Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders incorporated by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K, filed on August 2, 2016).

10.1*

Amendment No.1 to the Credit and Security Agreement, dated May 11, 2017, by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC and MidCap Financial Trust, as agent and the lenders from time to time thereto.

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