Form 10-Q
period 2017-06-30
Aptevo Therapeutics Inc.
filed 2017-08-10
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2017, the number of shares of Registrant’s common stock outstanding was 21,419,356.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$22,269	$9,676
Restricted cash	400	400
Short-term investments	25,958	44,849
Accounts receivable, net	4,715	4,284
Inventories	7,984	6,639
Prepaid expenses and other current assets	5,867	5,566
Total current assets	67,193	71,414
Property and equipment, net	6,205	5,910
Intangible assets, net	13,493	14,534
Total assets	$86,891	$91,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,349	$11,489
Accrued compensation	2,944	4,009
Sales rebates and discounts	2,146	3,235
Deferred revenue, current portion	1,444	811
Total current liabilities	11,883	19,544

Deferred revenue, net of current portion	2,796	2,896
Long-term debt, net	18,745	18,383
Other liabilities	2,047	469
Total liabilities	35,471	41,292

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 21,309,744 and 20,271,737 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	153,239	151,271
Accumulated other comprehensive loss	(14)	(33)
Contribution receivable from former parent	—	(20,000)
Accumulated deficit	(101,826)	(80,692)
Total stockholders' equity	51,420	50,566
Total liabilities and stockholders' equity	$86,891	$91,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$10,750	$10,159	$18,131	$18,107
Collaborations	14	34	42	153
Total revenues	10,764	10,193	18,173	18,260
Costs and expenses:
Cost of product sales	5,897	6,544	6,385	10,072
Research and development	6,788	7,636	12,701	15,737
Selling, general and administrative	8,755	8,858	19,302	18,278
Loss from operations	(10,676)	(12,845)	(20,215)	(25,827)
Other income (expense):
Other income (expense), net	(513)	(4)	(919)	76
Total other income (expense), net	(513)	(4)	(919)	76
Loss before income taxes	(11,189)	(12,849)	(21,134)	(25,751)
Benefit from income taxes	—	(11)	—	(23)
Net loss	(11,189)	(12,838)	(21,134)	(25,728)

Net loss per share - basic and diluted	$(0.53)	$(0.63)	$(1.01)	$(1.27)
Shares used to compute net loss per share - basic and diluted	21,265,599	20,229,849	21,012,760	20,229,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(11,189)	$(12,838)	$(21,134)	$(25,728)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net	(6)	—	(14)	—
Total comprehensive loss	$(11,195)	$(12,838)	$(21,148)	$(25,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(21,134)	$(25,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,779	734
Depreciation and amortization	2,175	1,717
Income taxes	—	(23)
Change in fair value of contingent consideration	—	19
Changes in operating assets and liabilities:
Accounts receivable	(431)	(2,058)
Inventories	(1,345)	192
Prepaid expenses and other current assets	(302)	(1,565)
Accounts payable, accrued compensation and other liabilities	(5,724)	(198)
Sales rebates and discounts	(1,089)	274
Deferred revenue	533	(3,427)
Net cash used in operating activities	(24,538)	(30,063)
Investing Activities
Purchases of property and equipment	(970)	(1,979)
Purchases of investments	(10,279)	—
Proceeds from the maturity of investments	29,189	—
Net cash provided by (used in) investing activities	17,940	(1,979)
Financing Activities
Payments for taxes related to net share settlement of equity awards	(809)	—
Settlement of contribution receivable from former parent	20,000	—
Transfer from former parent, prior to spin-off	—	33,573
Restricted cash	—	(400)
Contingent consideration payments	—	(272)
Net cash provided by financing activities	19,191	32,901
Increase in cash and cash equivalents	12,593	859
Cash and cash equivalents at beginning of period	9,676	4,637
Cash and cash equivalents at end of period	$22,269	$5,496

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. Aptevo has assembled a cross functional team to identify the population of contracts with customers and evaluate them under the provisions of ASU No. 2014-09. Aptevo is currently expecting to use the modified retrospective method to adopt this standard and is continuing to assess all of the potential impacts of the new standard on its consolidated financial statements and related disclosures, although we do not expect the implementation to have a material impact.

In August 2014, the FASB issued ASU No.2014-15 Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. Aptevo adopted this guidance for the year ended December 31, 2016 and management believes that Aptevo’s existing cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the third quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company starting on January 1, 2019. Aptevo is continuing to evaluate the impact of the application of this ASU on our consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. This standard is effective beginning January 1, 2018, with early adoption permitted. The new standard requires a retrospective transition. Aptevo is aware the adoption of this standard will have an impact for restricted cash, and evaluating further impacts on its consolidated financial statements.

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

As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. In December 2015, we and MorphoSys amended the collaboration agreement to (1) decrease the additional contingent payments due to us upon the achievement of specified development and regulatory milestones of up to $32.5 million and up to $41.5 million, respectively, (2) change the total funding requirement cap for us to up to approximately $250 million and (3) change the jointly funded development cost allocation. In addition, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. The requirement for further adjustments to the dosing regimen or other parts of the program could delay our development timeline or delay or prevent our ability to receive regulatory approval for MOR209/ES414. In December 2016, the collaboration agreement was further amended to adjust the allocation of certain manufacturing and development costs and extend MorphoSys’s convenience termination rights. In June 2017, the collaboration agreement was further amended to extend the periods pertaining to the development costs. Under the amendment, we will bear 75% of all development costs with respect to MOR209/ES414, and MorphoSys will bear 25% of such costs, during the period from January 1, 2017 through August 31, 2017. During the period from September 1, 2017 through December 31, 2018, we will bear 49% of such development costs and MorphoSys will bear 51%. Beyond January 1, 2019, we would bear 36% and MorphoSys will bear 64% of such development costs.

In addition, under the revised termination rights, MorphoSys can terminate the collaboration for convenience (i) within one week following the receipt and discussion of certain test results or (ii) at any time during the last two weeks of August 2017.

Aptevo evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. Aptevo determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414, and (2) undelivered items related to development services. Aptevo determined that the license had standalone value as the drug candidate has been: (1) developed and is currently Phase I clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. In 2014, Aptevo allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. Aptevo determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. Aptevo determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or Aptevo service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. Aptevo determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.1 million and $0.2 million, respectively, recognized in the three months ended June 30, 2017 and 2016, and $0.2 million and $0.2 million in the six months ended June 30, 2017 and 2016. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

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

The MorphoSys Agreement provides for the sharing of development and clinical costs related to MOR209/ES414. In the event Aptevo’s share of the total cost incurred for a given quarter exceeds its pro rata limit, Aptevo records a receivable from MorphoSys for the excess and reduces research and development expense by this amount. For the three months ended June 30, 2017 and June 30, 2016, Aptevo recorded a reduction to research and development expense of $0.2 million and $0.6 million, and for the six months ended June 30, 2017 and June 30, 2016, $0.3 million and $0.1 million, respectively. As of June 30, 2017, the MorphoSys Agreement related accounts receivable balance was $0.0 million and the related total deferred revenue balance was $3.7 million.

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

The Company’s financial assets measured at fair value consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,174	$—	$—	$14,174
Corporate bonds	—	5,979	—	5,979
US government and agency debt securities	—	19,979	—	19,979
Total assets	$14,174	$25,958	$—	$40,132

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,215	$—	$—	$5,215
Corporate bonds	—	9,951	—	9,951
US government and agency debt securities	—	34,898	—	34,898
Total assets	$5,215	$44,849	$—	$50,064

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017.

Cash held in demand deposit accounts of $8.1 million and $4.4 million is excluded from our fair-value hierarchy disclosure as of June 30, 2017 and December 31, 2016, respectively. The carrying amounts for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 4. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. The Company determined that the unrealized losses on its investments as of June 30, 2017 and December 31, 2016 were temporary in nature. The Company currently has the ability and does not intend to sell these investments before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$14,174	$—	$—	$14,174
Total cash equivalents	$14,174	$—	$—	$14,174

Short-term investments:
Corporate bonds	$5,983	$—	$(4)	$5,979
US government and agency debt securities	19,989	—	(10)	19,979
Total short-term investments	$25,972	$—	$(14)	$25,958

	December 31, 2016

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$5,215	$—	$—	$5,215
Total cash equivalents	$5,215	$—	$—	$5,215

Short-term investments:
Corporate bonds	$9,959	$1	$(9)	$9,951
US government and agency debt securities	34,923	—	(25)	34,898
Total short-term investments	$44,882	$1	$(34)	$44,849

Note 5. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$249	$260
Work-in-process	1,639	1,165
Finished goods	6,096	5,214
Total inventories	$7,984	$6,639

CMC ICOS Biologics, Inc. (CMC) is the sole manufacturer of bulk drug substance for the IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. On October 4, 2016, we provided a Notice of Interruption in Manufacturing, or Notice, to the U.S. Food and Drug Administration (FDA), notifying the FDA of a potential interruption in the supply of IXINITY due to the ongoing manufacturing challenges with the manufacturer of the bulk drug substance. On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017.. While we do not currently anticipate or foresee a supply shortage or supply interruption occurring, any supply shortage or supply interruption of IXINITY would adversely affect its sales and could adversely affect its market position, commercial viability and the trading price of our common stock.

On June 17, 2017, the Company and CMC entered into a new non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, CMC agreed to manufacture IXINITY in the quantity of batches provided to CMC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively, in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, shall receive an incremental discounted price.

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by CMC will be applied to, at a minimum, the next four batches manufactured through the end of 2017 as a price concession. As a result, at least the next four batches will have no raw materials or other related CMC costs associated with the inventory. Aptevo will also see an impact on the Company’s statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. Any portion of the $7.0 million reserve held by CMC that remains unutilized as of December 25, 2017 shall be paid to the Company in cash on or before December 31, 2017. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

Note 6. Debt

Credit Facility

On August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust. The Credit Agreement provides us with up to $35.0 million of available borrowing capacity, available (subject to certain conditions) in two tranches of $20.0 million and $15.0 million, respectively, through August 31, 2017. The loan repayment will include interest (no principal) through August 2018. Commencing in August 2018, the payments will include principal and interest and will be repaid in full on February 1, 2021 (54 months). Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was funded on the closing date of the Credit Agreement with the second tranche of $15.0 million becoming available (subject to certain conditions) following the date Aptevo and its subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent made this payment on January 13, 2017.We paid debt issuance costs of $1.9 million of which $1.5 million remains unamortized at June 30, 2017.

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

As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue for the twelve months ended March 31, 2017 and future rolling twelve month periods. As a result of the amendment, the Company was in compliance with the modified minimum net revenue covenant for the three and six months ended June 30, 2017. As such, amounts owed under the Credit Facility are classified based on their contractual maturities.

In addition, the amendment revises the provisions of the Credit Agreement to: (1) extend the time period through which the Company can draw the second tranche from August 2017 to March 2018, (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on the intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash, cash equivalents, and short-term investments balance descend below a minimum cash threshold of $25 million.

Note 7. Net Loss per Share

Net loss per share is calculated by dividing the net loss of the Company by the number of weighted shares outstanding during the period, and the number of shares issued during the spin-off for prior periods. Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during the period. Common stock equivalents are excluded for the six month periods ended June 30, 2017 and 2016, respectively since the effect is anti-dilutive due to the Company’s net losses. Common stock equivalents include stock options and unvested RSUs. .

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Six Months Ended June 30,
(in thousands, except for per share amounts)	2017	2016
Outstanding options to purchase common stock	3,020	—
Unvested RSUs	1,450	—

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

On May 31, 2017, at the 2017 Annual Meeting of Stockholders (Annual Meeting), the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 1.275 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company. The Restated 2016 Plan became effective immediately upon stockholder approval at the Annual Meeting.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Research and development	$544	$400	$1,236	$734
General and administrative	556	—	1,543	—
Total stock-based compensation expense	$1,100	$400	$2,779	$734

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expected dividend yield	0.00%	—	0.00%	—
Expected volatility	75.00%	—	75.00%	—
Risk-free interest rate	1.88%	—	1.91%	—
Expected average life of options	6.00 years	—	5.94 years	—

Management applied an estimated forfeiture rate of 10%.

The following is a summary of option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2016	2,085,214	$2.57		$164,767
Granted	993,339	2.07		—
Forfeited	(57,833)	2.34		3,329
Outstanding at June 30, 2017	3,020,720	$2.41	7.12	$111,626
Exercisable at June 30, 2017	1,170,395	$2.42	4.35	$62,765

As of June 30, 2017, we had $1.9 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.2 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 30, 2017 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2017. The amount of aggregate intrinsic value will change based on the price of Aptevo’s common stock.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2017:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2016	3,034,195	$2.88	$—
Granted	19,803	2.00	—
Vested	(1,426,795)	2.84	—
Forfeited	(177,527)	2.95	—
Outstanding at June 30, 2017	1,449,676	$2.91	$3,000,829
Expected to Vest	1,333,874	$2.91	$2,761,119

As of June 30, 2017, we had $2.3 million of unrecognized compensation expense related to RSUs expected to vest over a period of 0.9 years. The weighted average remaining contractual life of unvested RSUs is 3.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Note 9. Subsequent Events

On July 20, 2017, our wholly owned subsidiary, Aptevo entered into a collaboration and option agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and an undisclosed tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this collaboration agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and an undisclosed tumor antigen that Aptevo and Alligator will collaboratively select.

In accordance with the terms of this collaboration agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) through the completion of Phase II clinical trials in accordance with an agreed upon development plan and budget. Subject to certain exceptions for Aptevo’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under this collaboration agreement.

Following the completion of the anticipated development activities under this collaboration agreement, the parties intend to seek a third-party commercialization partner for this product candidate, or, in certain circumstances, may elect to enter into a second agreement granting rights to either Aptevo or Alligator to allow such party to continue the development and commercialization of this product. Under the terms of this collaboration agreement, the parties intend to share revenue received from a third-party commercialization partner equally, or, if the development costs are not equally shared under this collaboration agreement, in proportion to the development costs borne by each party.

This collaboration agreement also contains several points in development in which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product, which would be borne fully by the continuing party. Following an opt-out by a party, the party that did not opt-out will be granted exclusive rights to continue the development and commercialization of this product, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development during which the ‘opt-out’ occurs. The parties have also agreed on certain technical criteria or ‘stage gates’ related to the development of this product that, if not met, will cause an automatic termination and wind-down of this collaboration agreement and the activities thereunder, provided that the parties do not agree to continue.

This collaboration agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this quarterly report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. Our forward-looking statements in this quarterly report are based on current expectations and we do not assume any obligation to update any forward-looking statements.

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

Net loss for the three months ended June 30, 2017, and 2016 was $11.2 million and $12.8 million, respectively, and net loss for the six months ended June 30, 2017 and 2016, was $21.1 million and $25.7 million, respectively. We had an accumulated deficit of $101.8 million as of June 30, 2017. For the six months ended June 30, 2017, net cash used in our operating activities was $24.5 million. We expect to experience operating losses and negative cash flows from operations for the foreseeable future. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Program Highlights

Our pipeline is composed of marketed products for hematology indications and investigational stage candidates based on our ADAPTIRTM (modular protein technology) platform. The technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. Our investigational stage product candidates otlertuzumab, MOR209/ES414, ES210, and ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action targeting 4-1BB (CD137). The mechanisms of action for otlertuzumab, MOR209/ES414, ES210, APVO436 and ALG.APV-527 include direct tumor cytotoxicity, antibody-dependent cell-cytotoxicity, redirected T-cell cytotoxicity (RTCC), costimulation of anti-tumor T cells and targeted cytokine delivery. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses. We are skilled at product candidate generation, validation and subsequent pre-clinical and clinical development using the ADAPTIR platform. We have the ability to progress ADAPTIR molecules from concept to marketed APVO436 (a bispecific immunotherapeutic protein targeting CD123) product by way of our protein engineering, pre-clinical development and process development capabilities, cGMP manufacturing oversight and clinical development capabilities. We also have the ability to launch, market and commercialize these product candidates upon approval Our marketed products are:

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

Our investigational stage product candidates include:

•

MOR209/ES414, a bispecific immunotherapeutic ADAPTIR protein, currently in Phase 1, that simultaneously targets prostate specific membrane antigen, or PSMA, an enzyme that is expressed on the surface of prostate cancer cells and, CD3, a component of the T-cell receptor complex expressed on all T-cells. The mechanism of action of MOR209/ES414 is RTCC. It is being developed under our collaboration with MorphoSys AG for metastatic castration-resistant prostate cancer, which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies.

•	ES210, a bispecific ADAPTIR protein therapeutic that is currently in pre-clinical development for inflammatory bowel disease and other autoimmune and inflammatory diseases.
•	otlertuzumab, a monospecific ADAPTIR protein therapeutic that is currently in Phase 2 clinical development for chronic lymphocytic leukemia, or CLL.
•

an immunotherapeutic protein targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related, malignancies. One pair of binding domains bind to ROR1 on tumors; the other pair of binding domains bind to CD3. Initial preclinical data demonstrates RTCC activity in vitro and killing of tumors in animal models demonstrating that ROR1 can be targeted with an ADAPTIR bispecific.

•

APVO436, a bispecific ADAPTIR protein therapeutic currently in pre-clinical development targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3. Similar to MOR209/ES414 and the ROR1 preclinical program, APVO436 utilizes redirected RTCC to initiate killing of tumor cells.

•	ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and an undisclosed tumor antigen.
•	Other therapeutic protein product candidates primarily targeting cancer based on mechanisms of action that modulate the immune system (immuno-oncology based mechanism of action).

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary, Aptevo Research and Development LLC, or Aptevo R&D, entered into a collaboration and option agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and an undisclosed tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this collaboration agreement, Alligator also granted to Aptevo R&D a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and an undisclosed tumor antigen that Aptevo R&D and Alligator will collaboratively select.

In accordance with the terms of this collaboration agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) through the completion of Phase II clinical trials in accordance with an agreed upon development plan and budget.  Subject to certain exceptions for Aptevo R&D’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under this collaboration agreement.

Following the completion of the anticipated development activities under this collaboration agreement, the parties intend to seek a third-party commercialization partner for this product candidate, or, in certain circumstances, may elect to enter into a second agreement granting rights to either Aptevo R&D or Alligator to allow such party to continue the development and commercialization of this product. Under the terms of this collaboration agreement, the parties intend to share revenue received from a third-party commercialization partner equally, or, if the development costs are not equally shared under this collaboration agreement, in proportion to the development costs borne by each party.

This collaboration agreement also contains several points in development in which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product, which would be borne fully by the continuing party.  Following an opt-out by a party, the party that did not opt-out will be granted exclusive rights to continue the development and commercialization of this product, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development during which the ‘opt-out’ occurs.  The parties have also agreed on certain technical criteria or ‘stage gates’ related to the development of this product that, if not met, will cause an automatic termination and wind-down of this collaboration agreement and the activities thereunder, provided that the parties do not agree to continue.

This collaboration agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

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

In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, we and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. Patients receiving weekly doses of MOR209/ES414 developed antibodies against the drug; called anti-drug antibodies, or ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. Hence, the protocol has been amended to administer MOR209ES414 by continuous intravenous infusion as a way to achieve higher levels of drug and potentially prevent the development of ADA. The MOR209/ES414 Phase I clinical trial under the amended protocol commenced December 2016.

As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. In December 2015, we and MorphoSys amended the collaboration agreement to (1) decrease the additional contingent payments due to us upon the achievement of specified development and regulatory milestones of up to $32.5 million and up to $41.5 million, respectively, (2) change the total funding requirement cap for us to up to approximately $250 million and (3) change the jointly funded development cost allocation. In addition, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. The requirement for further adjustments to the dosing regimen or other parts of the program could delay our development timeline or delay or prevent our ability to receive regulatory approval for MOR209/ES414. In December 2016, the collaboration agreement was further amended to adjust the allocation of certain manufacturing and development costs and extend MorphoSys’s convenience termination rights. In June 2017, the collaboration agreement was further amended to extend the periods pertaining to the development costs. Under the amendment, we will bear 75% of all development costs with respect to MOR209/ES414, and MorphoSys will bear 25% of such costs, during the period from January 1, 2017 through August 31, 2017. During the period from September 1, 2017 through December 31, 2018, we will bear 49% of such development costs and MorphoSys will bear 51%. Beyond January 1, 2019, we would bear 36% and MorphoSys will bear 64% of such development costs.

In addition, under the revised termination rights, MorphoSys can terminate the collaboration for convenience (i) within one week following the receipt and discussion of certain test results or (ii) at any time during the last two weeks of August 2017.

We evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables or performance obligations. We determined there were two units of accounting under the MorphoSys Agreement: (1) the delivered license to further develop and commercialize MOR209/ES414 and (2) undelivered items related to development services. We determined that the license had standalone value as the drug candidate has been (1) developed and is currently Phase 1 clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. We allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license using the income approach and an appropriate discount rate. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. We determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, whose rates and terms approximate those of other Emergent or our service related contracts and those observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the $20.0 million upfront payment being allocated to the license and $4.7 million being allocated to the development services. We determined the license fee unit of accounting was delivered and completed on the date the MorphoSys Agreement was executed and thus recognized $15.3 million of license revenue in August 2014. Revenue related to the development services is recognized as the services are performed with $0.1 million and $0.2 million, respectively, recognized in the three months ended June 30, 2017 and 2016, and $0.2 and $0.2, respectively in the six months ended June 30, 2017 and 2016. The current estimated service period for the undelivered development services under the MorphoSys Agreement is through 2023.

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

CMC ICOS Biologics, Inc., or CMC, is the sole manufacturer of bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. During 2016, we ordered five manufacturing lots of bulk drug substance from CMC and none of these lots satisfied product release specifications. Additionally, Patheon UK Limited, through an affiliate, is currently the sole source fill-finish service manufacturer for our IXINITY product.

On October 4, 2016, we provided a Notice of Interruption in Manufacturing, or Notice, to the FDA, notifying the FDA of a potential interruption in the supply of IXINITY due to the ongoing manufacturing challenges associated with the manufacturer of the bulk drug substance. On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017.

On June 17, 2017, the Company and CMC entered into a new non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with CMC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, CMC agreed to manufacture IXINITY in the quantity of batches provided to CMC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, shall receive an incremental discounted price.

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by CMC will be will be applied to, at a minimum, the next four batches manufactured through the end of 2017 as a price concession.  As a result, at least the next four batches will have no raw materials or other related CMC costs associated with the inventory. Aptevo will also see an impact on the Company’s statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. Any portion of the $7 million reserve held by CMC that remains unutilized as of December 25, 2017 shall be paid to the Company in cash on or before December 31, 2017. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

While we do not currently anticipate or foresee a supply shortage or supply interruption occurring, any supply shortage interruption of IXINITY would adversely affect its sales and could adversely affect its market position, commercial viability and the trading price of our common stock.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and June 30, 2016

Financial Summary

We recognized net losses of $11.2 million and $12.8 million for the three months ended June 30, 2017 and 2016, respectively and $21.1 million and $25.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit was $101.8 million, and we had $48.6 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash $0.4 million that we are required to maintain in a depository as collateral for corporate credit cards.

Revenue

Product Sales

Sales by product for the three and six months ended June 30, 2017 and 2016, are shown in the following tables:

	For the Three Months Ended June 30,
(in thousands)	2017	2016	Change	Percent
IXINITY	$3,511	$2,528	$983	39%
HepaGam	2,773	2,296	477	21%
VARIZIG	978	1,077	(99)	-9%
WinRho	3,488	4,258	(770)	-18%
Total	$10,750	$10,159	$591	6%

	For the Six Months Ended June 30,
(in thousands)	2017	2016	Change	Percent
IXINITY	$5,625	$4,772	$853	18%
HepaGam	4,908	3,989	919	23%
VARIZIG	1,521	1,637	(116)	-7%
WinRho	6,077	7,709	(1,632)	-21%
Total	$18,131	$18,107	$24	0%

Product sales revenue increased by $0.6 million, or to $10.8 million for the three months ended June 30, 2017 from $10.2 million for the three months ended June 30, 2016. This increase was primarily related to revenue associated with IXINITY, which increased by $1.0 million as a result of increased sales due to the expansion of our current patient base, and from HepaGam, which had increased sales of $0.5 million due to higher volumes related to customer incentives. These increases were offset by a decrease in revenue for WinRho of $0.8 million, due lower sales as there is a slowing expansion of the patient base.

Product sales revenue was unchanged for the six months ended June 30, 2017, with sales of $18.1 million for each of the six months ended June 30, 2017 and 2016. Although total sales were unchanged year-over-year, sales of HepaGam increased $0.9 million in the current period as customer sales incentives were offered. Sales of IXINITY increased $0.9 million due to increased product awareness in the market following the launch of IXINITY in 2015. Finally, sales of WinRho decreased by $1.6 million due to lower sales of this product as the patient base is no longer expanding as the same rate as the prior year.

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

The following table provides information regarding our cost of products sales, including gross margin for the three months and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change	Percent

Revenues:
Product sales	$10,750	$10,159	$591	6%
Contracts, grants and collaborations	14	34	(20)	-59%
Total revenues	10,764	10,193	571	6%
Costs and expenses:
Cost of product sales	5,897	6,544	(647)	-10%
Gross profit	$4,867	$3,649	$1,218	33%
Gross margin percent	45%	36%

	For the Six Months Ended June 30,
	2017	2016	Change	Percent
Revenues:
Product sales	$18,131	$18,107	$24	0%
Contracts, grants and collaborations	42	153	(111)	-73%
Total revenues	18,173	18,260	(87)	0%
Costs and expenses:
Cost of product sales	6,385	10,072	(3,687)	-37%
Gross profit	$11,788	$8,188	$3,600	44%
Gross margin percent	65%	45%

Cost of product sales decreased by $0.6 million, or 10%, to $5.9 million for the three months ended June 30, 2017 from $6.5 million for the three months ended June 30, 2016. This decrease was due to lower sales costs associated with WinRho as the product sales also decreased, offset by increased costs associated with IXINITY and HepaGam.

Cost of product sales decreased by $3.7 million, or 37%, to $6.4 million for the six months ended June 30, 2017 from $10.1 million for the six months ended June 30, 2016. This decrease was due to a one-time $3.0 million settlement during the first six months of 2017 relating to a dispute between Aptevo and CMC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. Under the terms of the settlement agreement, Aptevo will not pay any additional amounts to CMC for the batches in question, as this was settled for non-cash consideration. This settlement satisfies the monies owed by Aptevo under a 2015 invoice and resolves any claims. Without the impact of this settlement, gross margin year-to-date would have been 48% compared to 45% year-to-date 2016.

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

Our principal research and development expenses by program for the three and six months ended June 30, 2017 and 2016 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2017	2016	Change
ADAPTIR related programs (1)	$2,276	$3,277	$(1,001)
APVO436	1,791	30	1,761
MOR209/ES414	795	825	(30)
IXINITY	619	1,140	(521)
otlertuzumab	413	830	(417)
ROR1	867	1,434	(567)
Other	27	100	(73)
Total	$6,788	$7,636	$(848)

	For the Six Months Ended June 30,
(in thousands)	2017	2016	Change
ADAPTIR related programs (1)	$4,539	$5,633	$(1,094)
APVO436	3,158	34	3,124
MOR209/ES414	1,367	2,010	(643)
IXINITY	1,437	4,132	(2,695)
otlertuzumab	664	1,278	(614)
ROR1	1,504	2,506	(1,002)
Other	32	144	(112)
Total	$12,701	$15,737	$(3,036)
(1) ADAPTIR related programs also includes other non-disclosed candidates

Research and development expenses decreased by $0.8 million, or 11%, to $6.8 million for the three months ended June 30, 2017 from $7.6 million for the three months ended June 30, 2016 and decreased by $3.0 million, or 19%, to $12.7 million for the six months ended June 30, 2017 from $15.7 million for the six months ended June 30, 2016. This change was primarily comprised of:

•	a decrease in ROR1 expenses primarily due to a reduction in the number characterization studies;
•	a decrease in expense for IXINITY resulting from decreased manufacturing process development activities and the timing of clinical trial activities;
•

a decrease in expense for MOR209/ES414 primarily due to the timing of manufacturing activities along with decreased reimbursement from MorphoSys for development activities under our collaboration agreement;

•	a decrease in expense for otlertuzumab related to the timing of clinical trial activities;
•	a decreased in the expenses for our other activities primarily related to centralized research and development activities not otherwise attributable to specific product candidates or programs;
•	an increase in expense for our ADAPTIR related programs primarily due to an increase in characterization studies and non-clinical activities; and
•	an increase in expense for APVO436, a new preclinical ADAPTIR molecule currently in the investigational stage.

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

For the three months ended June 30, 2017 selling, general and administrative expenses decreased by $0.1 million, or 1%, to $8.8 million for 2017 from $8.9 million for 2016. This decrease was primarily due to decreased personnel costs in the period.

For the six months ended June 30, 2017 selling, general and administrative expenses increased by $1.0 million, or 6%, to $19.3 million for 2017 from $18.2 million for 2016. This increase was primarily due to increased marketing costs for IXINITY, personnel costs due to the spin-off, and consulting expenses.

Other Income (Expense), net

Other income (expense), net, consists primarily of interest on debt financing. For the three months ended June 30, 2017, other income (expense) increased to $0.5 million from none in 2016, due to the interest on the loan entered into with Midcap Financial Trust. For the six months ended June 30, 2017, other income (expense) increased to an expense of $0.9 million from an income of $0.1 million in 2016, due to the interest on the loan entered into with Midcap Financial Trust in the last half of 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had cash, cash equivalents and investments in the amount of $48.6 million.

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

We expect our cash, cash equivalents and investments along with available borrowings under our Credit Agreement, will support our operations through the third quarter of 2018, based on current operating plans and financial forecasts.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	(24,538)	(30,063)
Investing activities	17,940	(1,979)
Financing activities	19,191	32,901
Increase in cash and cash equivalents	$12,593	$859

Net cash used in operating activities of $24.5 million for the six months ended June 30, 2017 was primarily due to our net loss of $21.1 million. Net cash used in operating activities of $30.1 million for the six months ended June 30, 2016 was primarily due to our net loss of $25.7 million.

Net cash provided by investing activities was primarily due to the maturity and redemption of investments of $29.1 million offset by purchases of $10.3 million in the six months ended June 30, 2017.

Net cash provided by financing activities for the periods presented includes the net proceeds received from our former parent company at the time of the spin-off in support of a promissory note to support the operations of Aptevo.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three and six months ended June 30, 2017, we incurred net losses of $11.2 million and $21.1 million, respectively and we had an accumulated deficit of $101.8 million as of June 30, 2017. For that same period, net cash used in our operating activities was $24.5 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2017, we had cash, cash equivalents and investments in the amount of $48.6 million. We will require significant additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

The failure to maximize the financial contribution of our marketed products could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of our products, and these price adjustments may negatively affect our sales volumes. In addition, our product sales may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for the product, the dosing requirements of treated patients and other factors. If sales of our commercial products were to decline, we could be required to make an allowance for excess or obsolete inventory, increase our provision for product returns, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition. We are constantly evaluating commercial and strategic transactions to generate revenue that include any current collaborations and collaborations or a sale of assets in the future.

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

Our ability to become profitable will be substantially dependent on our product sales revenues and revenues from any current collaboration and licensing arrangements and any arrangements entered into in the future. Accordingly, our ability to become profitable may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve profitability. In addition, we have incurred and anticipate incurring significant costs associated with the separation from Emergent and making substantial expenditures to further develop and commercialize our products and product candidates. We anticipate needing to generate greater revenue in future periods from our marketed products, our products in development or a sale of certain assets in order to achieve profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. If we are unable to generate sufficient revenues, we will not become profitable and may be unable to continue operations without additional funding.

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

As of March 31, 2017, our net commercial product revenue did not meet the required minimum for the twelve months ended March 31, 2017. As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue. The amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which we can draw the second tranche from August 2017 to March 2018 (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property, upon the earlier of (i) our draw down of the second tranche or (ii) our cash balance descending below a minimum cash threshold of $25 million.

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

For example, CMC ICOS Biologics, Inc., or CMC, is the sole manufacturer of bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. During 2016, we ordered five manufacturing lots of bulk drug substance from CMC and none of these lots satisfied product release specifications.

On October 4, 2016, we provided a Notice of Interruption in Manufacturing, or Notice, to the FDA, notifying the FDA of a potential interruption in the supply of IXINITY due to the ongoing manufacturing challenges associated with the manufacturer of the bulk drug substance. On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017.

On June 17, 2017, the Company and CMC entered into a new non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with CMC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, CMC agreed to manufacture IXINITY in the quantity of batches provided to CMC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, should receive an incremental discounted price.

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by CMC will be will be applied to, at a minimum, the next four batches manufactured through the end of 2017 as a price concession in the form of no raw materials or other related costs associated with the inventory. As this reserve is utilized, Aptevo will also see an impact on the Company’s income statement due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. Any remaining reserve amount outstanding as of December 25, 2017 shall be paid to the Company on or before December 31, 2017. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including MOR209/ES414, ES210, otlertuzumab, APVO436, (a bispecific immunotherapeutic protein targeting CD123), will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization and ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action targeting 4-1BB, and tumor antigen If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms.

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, including MOR209/ES414, ES210, otlertuzumab, and an immunotherapeutic protein targeting ROR1, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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
•

an immunotherapeutic ADAPTIR protein targeting ROR1 (preclinical candidate) built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies and an antigen found on solid tumors and hematologic or blood-related, malignancies;

•

APVO436, a bispecific ADAPTIR protein therapeutic currently in pre-clinical development targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor. Similar to MOR209/ES414 and the ROR1 preclinical program, APVO436 utilizes redirected RTCC to initiate killing of tumor cells;

•	other protein therapeutic product candidates primarily targeting tumor based on mechanisms of action that modulate the immune system (immuno-oncology based mechanism of action); and
•	ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action targeting 4-1BB (CD137) and an undisclosed tumor antigen.

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

In addition to retroactive rebate liability and the potential for 340B program refunds, if we are found to have made a misrepresentation in the reporting of ASP, we are subject to civil monetary penalties in an amount of up to $10,000 for each such price misrepresentation and for each day in which such price misrepresentation was applied. If we are found to have knowingly submitted false AMP or “best price” information to the government, we may be liable for civil monetary penalties of $100,000 per item of false information. Any refusal of a request for information or knowing provision of false information in connection with an AMP survey verification also would subject us to $100,000 in civil monetary penalties. In addition, our failure to submit monthly/quarterly AMP or “best price” information on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

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

We have applications pending that cover the APTEVO, APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS and APTEVO RESEARCH AND DEVELOPMENT trademarks. We refer to these trademarks as our house marks. If a third party opposes any of these house marks and we are unable to reach settlement prior to the commencement of an opposition proceeding, we may incur significant expense in the course of participating in the opposition process, which can be expensive and lengthy. Any settlement with a third party may result in our agreeing to be subject to restrictions on our use of the relevant house mark. In addition, if we are unsuccessful in an opposition against a house mark, we would lose the ability to obtain trademark registration for one or more uses of the relevant mark both in the United States and in other territories which could have a material and adverse effect on our business.

Synoptis Pharma Sp. z.o.o., or Synoptis, has opposed several of our house marks in the European Union. Despite efforts to initiate discussions with Synoptis regarding use of our house marks, Synoptis has refused to enter into settlement agreements. Our foreign counsel is investigating possible cancellation of Synoptis' registrations based on nonuse, which may allow the parties to enter negotiation discussions. If the event we are unsuccessful with our efforts to negotiate a settlement with Synoptis, we may lose our ability to obtain trademark registration for one or more of the house marks in the European Union, where Synoptis has opposed the marks, which could have a material and adverse effect on our business.

The Bristol Myers Squibb Company, or BMS, previously opposed several of our house marks in and outside the United States. We entered into a settlement and co-existence agreement with BMS and its licensee, Ono Pharmaceutical Co., Ltd on July 5, 2017.

BMS subsequently withdrew oppositions of our house marks. The settlement and co-existence agreement places restrictions on how we can use our house marks and how we can seek trademark protection for our house marks.

Third parties may file trademark infringement claim against us.

Defending ourselves against such trademark infringement claims could be costly, time-consuming and distracting to management, and if we are unsuccessful in our defense, we could face an injunction and damages.

Defending ourselves against claims could be costly, time-consuming and distracting to management, and if we are unsuccessful in our defense, we could face an injunction prohibiting us from using the Aptevo trademarks and damages, all which could have a material and adverse effect on our business.

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

For each of our product candidates, including otlertuzumab, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In addition, in July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and an undisclosed tumor antigen widely overexpressed in a number of different types of cancer.We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

Any collaboration that we have entered into, such as agreements with MorphoSys and Alligator, or may consider entering into, may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborative partners. It is likely that our collaborative partners will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of Aptevo’s collaboration agreement with MorphoSys or Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of June 30, 2017, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

APTEVO THERAPEUTICS INC.

Date: August 10, 2017	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: August 10, 2017	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer

Exhibit Index

Exhibit Number	Description

4.1*	Aptevo Therapeutics Inc. 2016 Equity Incentive Plan, as amended and restated.
10.2*	Amended and Restated Commercial Supply Agreement between CMC ICOS Biologics, Inc. and Aptevo Biotherapeutics LLC, dated June 16, 2017.
10.3*	Fourth Amendment to License and Co-Development Agreement between MorphoSys AG and Aptevo Research and Development LLC, effective June 19, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.