Form 10-Q
period 2017-09-30
Aptevo Therapeutics Inc.
filed 2017-11-13
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the number of shares of Registrant’s common stock outstanding was 21,428,468.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

ASSETS	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$75,830	$9,676
Restricted cash	10,400	400
Short-term investments	20,946	44,849
Accounts receivable	528	307
Inventories	1,237	461
Current assets held for sale	—	10,155
Prepaid expenses and other current assets	6,381	5,566
Total current assets	115,322	71,414
Property and equipment, net	6,163	5,910
Intangible assets, net	6,287	6,910
Long-term assets held for sale	—	7,624
Other long-term assets	3,250	—
Total assets	$131,022	$91,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,512	$10,518
Accrued compensation	3,815	4,009
Sales rebates and discounts	378	278
Due to acquirer of discontinued operations	878	—
Deferred revenue, current portion	—	811
Other short-term liabilities	2,287	—
Current liabilities held for sale	—	3,928
Total current liabilities	14,870	19,544
Deferred revenue, net of current portion	—	2,896
Long-term debt, net	17,484	18,383
Other liabilities	8,358	469
Total liabilities	40,712	41,292

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 21,426,731 and 20,271,737 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	154,257	151,271
Accumulated other comprehensive loss	(10)	(33)
Contribution receivable from former parent	—	(20,000)
Accumulated deficit	(63,958)	(80,692)
Total stockholders' equity	90,310	50,566
Total liabilities and stockholders' equity	$131,022	$91,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016 Restated	2017	2016 Restated
Revenues:
Product sales	$2,506	$2,816	$8,131	$7,050
Collaborations	3,666	—	3,709	153
Total revenues	6,172	2,816	11,840	7,203
Costs and expenses:
Cost of product sales	1,872	4,110	3,114	7,387
Research and development	7,175	7,077	19,835	22,759
Selling, general and administrative	7,473	11,141	26,019	27,950
Impairment of goodwill and intangible assets	—	71,013	—	71,013
Loss from operations	(10,348)	(90,525)	(37,128)	(121,906)
Other income (expense):
Other expense, net	(436)	(492)	(1,356)	(417)
Total other expense, net	(436)	(492)	(1,356)	(417)
Loss before income taxes	(10,784)	(91,017)	(38,484)	(122,323)
Benefit from income taxes	13,768	17,608	15,587	18,590
Net income (loss) from continuing operations	2,984	(73,409)	(22,897)	(103,733)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	56,140	3,959	62,706	9,514
Income tax expense	(21,257)	(2,291)	(23,076)	(3,250)
Income from discontinued operations	34,883	1,668	39,630	6,264
Net income (loss)	$37,867	$(71,741)	$16,733	$(97,469)

Basic net income (loss) per share:
Net loss from continuing operations	$0.14	$(3.63)	$(1.08)	$(5.13)
Net income from discontinued operations	$1.63	$0.08	$1.87	$0.31
Net income (loss)	$1.77	$(3.55)	$0.79	$(4.82)
Weighted-average shares used to compute per share calculation	21,385,381	20,235,987	21,138,332	20,231,910

Diluted net income (loss) per share:
Net loss from continuing operations	$0.14	$(3.63)	$(1.08)	$(5.13)
Net income from discontinued operations	$1.61	$0.08	$1.87	$0.31
Net income (loss)	$1.75	$(3.55)	$0.79	$(4.82)
Weighted-average shares used to compute per share calculation	21,672,269	20,235,987	21,138,332	20,231,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$37,867	$(71,741)	$16,733	$(97,469)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net	(24)	(17)	(10)	(17)
Total comprehensive income (loss)	$37,843	$(71,758)	$16,723	$(97,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$16,733	$(97,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,829	2,067
Depreciation and amortization	2,991	2,912
Gain on sale of Hyperimmune Business	(52,538)	—
Impairment of goodwill and intangible assets	—	55,702
Income taxes	7,489	(506)
Change in fair value of contingent consideration	—	(261)
Changes in operating assets and liabilities:
Accounts receivable	(221)	3,497
Inventories	(776)	8,748
Income taxes	—	1,376
Prepaid expenses and other current assets	(815)	(1,475)
Accounts payable, accrued compensation and other liabilities	(1,941)	(1,155)
Change in assets and liabilities held for sale	2,700	—
Due to Soal	4	—
Sales rebates and discounts	100	(208)
Deferred revenue	(3,707)	(3,425)
Net cash used in operating activities	(26,152)	(30,197)
Investing Activities
Cash proceeds from sale of Hyperimmune Business	60,477	—
Proceeds from the maturity of investments	53,218	—
Purchases of property and equipment	(1,105)	(1,933)
Purchases of investments	(29,291)	(49,802)
Net cash provided by (used in) investing activities	83,299	(51,735)
Financing Activities
Transfer from former parent, prior to spin-off	—	45,000
Settlement of contribution receivable from former parent	20,000	25,549
Proceeds from long-term debt, net of issuance costs	—	18,038
Debt issuance costs	(150)	—
Proceeds from the exercise of stock options	—	2
Payments for taxes related to net share settlement of equity awards	(843)	—
Restricted cash	(10,000)	(400)
Net cash provided by financing activities	9,007	88,189
Increase cash and cash equivalents	66,154	6,257
Cash and cash equivalents at beginning of period	9,676	4,637
Cash and cash equivalents at end of period	$75,830	$10,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aptevo Therapeutics Inc. (Aptevo, or the Company) is a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR™ (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, as well as various investigational stage product candidates in the area of immuno-oncology.

On September 28, 2017, Aptevo completed the sale of its hyperimmune business which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems (Hyperimmune Business). As of September 30, 2017, the Hyperimmune Business met all the conditions to be classified as a discontinued operation since the sale of Hyperimmune Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Hyperimmune Business. The operating results of the Hyperimmune Business are reported as income from the discontinued operations, both pre-tax and net of tax, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of the Hyperimmune Business is presented in income (loss) from discontinued operations, both pre-tax and net of tax, in the condensed consolidated statement of operations. In addition, the consolidated and condensed balance sheets as of December 31, 2016, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Hyperimmune Business for additional information.

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

Accounts Receivable

Aptevo records accounts receivable net of an allowance for doubtful accounts based upon its assessment of collectability, and of applicable discounts. Aptevo performs ongoing credit evaluations of its customers and generally does not require collateral. As a result of its sale of its Hyperimmune Business in September 2017, accounts receivable net of an allowance for doubtful accounts has been revised to reflect the removal of its allowance for doubtful accounts, as the prior balance solely related to the Hyperimmune Business. See Note 2, Sale of Hyperimmune Business for additional information on the divestiture.

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

Income Taxes

Aptevo recognized a tax impact due to the restatement of our tax liability (see Note 10 – Restatement), as well as the exception to the Intraperiod Tax Allocation rules in accordance with ASC 740-20-45-7. The exception required that all items (including discontinued operations) be considered in determining the amount of the tax benefit resulting from the loss in continuing operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for Aptevo in the first quarter of fiscal 2018. Aptevo has assembled a cross functional team to identify the population of contracts with customers and evaluate them under the provisions of ASU No. 2014-09. Aptevo intends to adopt the new standard on a modified retrospective basis. Under this implementation method, Aptevo will recognize the cumulative effect of initially applying the new guidance as an adjustment to the opening retained earnings balance for the annual reporting period of initial application. While Aptevo is continuing its assessment of all the potential impacts of the new standard, it does not expect the implementation of the standard to have a material impact on Aptevo’s consolidated financial position, results of operations or cash flow.

In August 2014, the FASB issued ASU No.2014-15 Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. Aptevo adopted this guidance for the year ended December 31, 2016 and management believes that Aptevo’s existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for twelve months from the date of this filing. Aptevo is required to reassess this position on a quarterly basis and future facts and circumstances may yield a different conclusion.

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

Note 2. Sale of Hyperimmune Business

On August 31, 2017, Aptevo entered into a sale agreement with Saol International Limited (Saol) whereby Aptevo agreed to sell its Hyperimmune Business. The sale was completed on September 28, 2017.

At the closing of the sale, Saol paid an amount equal to $65.0 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC sale agreement. In addition, Aptevo may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing.

The net gain on sale of the Hyperimmune Business totaling, $52.5 million, was calculated as the difference between the fair value of the consideration received for the Hyperimmune Business, the carrying value of the net assets transferred to Saol, less the transaction costs incurred and a working capital adjustment. The net gain on sale of the business may be adjusted in future periods by the contingent consideration based upon the achievement of certain gross profit milestones and collection of certain outstanding accounts receivable.

The following table summarizes the gain on sale (in thousands):

Cash payment received	$61,750
Escrow receivable	3,250
Total consideration	65,000
Less:
Net carrying value of assets transferred to Saol	10,315
Transaction costs	1,273
Working capital adjustment	874
Net gain on sale of business	$52,538

As a result of Aptevo’s decision to sell the Hyperimmune Business, the condensed consolidated balance sheets for the year ended December 31, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2017, have been revised to reflect the results from the sale of the Hyperimmune Business, and related assets and liabilities, as discontinued operations. The amounts calculated for the discontinued operations include certain allocations that management believes fairly reflect the Hyperimmune Business operations.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the hyperimmune assets held for sale, net in the unaudited condensed consolidated balance sheet (in thousands):

ASSETS	December 31, 2016
Accounts receivable	$3,977
Inventories	6,178
Total current assets, held for sale	10,155

Intangible assets, net	7,624
Total assets held for sale	$17,779
LIABILITIES
Accounts payable and other accrued liabilities	$3,928
Total current liabilities	$3,928

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$6,380	$6,589	$18,886	$20,462
Total revenues	6,380	6,589	18,886	20,462
Costs and expenses:
Cost of product sales	2,586	2,053	7,730	8,848
Research and development	3	37	44	92
Selling, general and administrative	189	540	944	2,008
Income from operations	3,602	3,959	10,168	9,514
Gain on sale of Hyperimmune Business	52,538	—	52,538	—
Income from discontinued operations, before income taxes	56,140	3,959	62,706	9,514
Income tax expense	(21,257)	(2,291)	(23,076)	(3,250)
Income from discontinued operations	$34,883	$1,668	$39,630	$6,264

Amortization for the Hyperimmune Business was $0.3 million and $0.9 million for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the three and nine months ended September 30, 2017 and 2016.

Note 3. Collaboration Agreements

Alligator

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this Collaboration Agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and 5T4 a tumor antigen that Aptevo R&D and Alligator will collaboratively select.

In accordance with the terms of the Collaboration Agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) and 5T4 through the completion of Phase II clinical trials in accordance with an agreed upon development plan and budget. Subject to certain exceptions for Aptevo’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under the Collaboration Agreement.

Following the completion of the anticipated development activities under the Collaboration Agreement, the parties intend to seek a third-party commercialization partner for this product candidate, or, in certain circumstances, may elect to enter into a second agreement granting rights to either Aptevo R&D or Alligator to allow such party to continue the development and commercialization of this product candidate. Under the terms of this Collaboration Agreement, the parties intend to share revenue received from a third-party commercialization partner equally, or, if the development costs are not equally shared under this Collaboration Agreement, in proportion to the development costs borne by each party.

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of the product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of the product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the ‘opt-out’ occurs. The parties have also agreed on certain technical criteria or ‘stage gates’ related to the development of this product candidate that, if not met, will cause an automatic termination and wind-down of this Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

The Collaboration Agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

MorphoSys

In August 2014, Aptevo entered into a collaboration agreement with MorphoSys AG (MorphoSys Agreement) for the joint development of MOR209/ES414, a targeted immunotherapeutics protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. Effective August 31, 2017, MorphoSys terminated the MorphoSys Agreement. As a result of the termination, Aptevo has no ongoing obligation related to this agreement and therefore recognized the total remaining deferred revenue balance of $3.7 million as Collaborations revenue in the third quarter of 2017.

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

The Company’s financial assets measured at fair value consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$16,778	$—	$—	$16,778
Corporate bonds	—	8,973	—	8,973
US government and agency debt securities	—	11,973	—	11,973
Total assets	$16,778	$20,946	$—	$37,724

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,215	$—	$—	$5,215
Corporate bonds	—	9,951	—	9,951
US government and agency debt securities	—	34,898	—	34,898
Total assets	$5,215	$44,849	$—	$50,064

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017.

Cash held in demand deposit accounts of $69.1 million and $4.4 million is excluded from our fair-value hierarchy disclosure as of September 30, 2017 and December 31, 2016, respectively. The carrying amounts for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses excluded from net income or loss and reported in other comprehensive income or loss and also as a net amount in accumulated other comprehensive income or loss until realized. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. The Company determined that the unrealized losses on its investments as of September 30, 2017 and December 31, 2016 were temporary in nature. The Company currently has the ability but does not intend to sell these investments before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$16,778	$—	$—	$16,778
Total cash equivalents	$16,778	$—	$—	$16,778

Short-term investments:
Corporate bonds	$8,978	$—	$(5)	$8,973
US government and agency debt securities	11,978	—	(5)	11,973
Total short-term investments	$20,956	$—	$(10)	$20,946

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Estimated Fair Value
Cash equivalents:
Money market fund	$5,215	$—	$—	$5,215
Total cash equivalents	$5,215	$—	$—	$5,215

Short-term investments:
Corporate bonds	$9,959	$1	$(9)	$9,951
US government and agency debt securities	34,923	—	(25)	34,898
Total short-term investments	$44,882	$1	$(34)	$44,849

Note 6. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2017	2016(1)
Raw materials and supplies	$240	$260
Work-in-process	57	4
Finished goods	940	197
Total inventories	$1,237	$461

(1) The 2016 inventory balances have been updated to reflect the impact of the sale of the Hyperimmune Business. See Note 2 -Sale of Hyperimmune Business

Due to the sale of Aptevo’s Hyperimmune Business, the remaining inventory is solely related to IXINITY. CMC ICOS Biologics, Inc. (CMC) is the sole manufacturer of the bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. On October 4, 2016, we provided a Notice of Interruption in Manufacturing, or Notice, to the U.S. Food and Drug Administration (FDA), notifying the FDA of a potential interruption in the supply of IXINITY due to the ongoing manufacturing challenges with the manufacturer of the bulk drug substance. On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017.

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

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by CMC will be applied to, at a minimum, the next seven batches manufactured through the end of 2017 as a price concession. As a result, at least the next seven batches will have reduced raw materials or other related CMC costs associated with the inventory. Aptevo will also see an impact on the Company’s statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. Any portion of the $7.0 million reserve held by CMC that remains unutilized as of December 25, 2017 shall be paid to the Company in cash on or before December 31, 2017. As of September 30, 2017, $2.6 million has been applied against the reserve and recorded as a reduced cost to inventory. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

Note 7. Debt

Credit Facility

On August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust. The Credit Agreement, prior to the amendments described below, provided us with up to $35.0 million of available borrowing capacity, available (subject to certain conditions) in two tranches of $20.0 million and $15.0 million. Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was funded on the closing date of the Credit Agreement with the second tranche of $15.0 million to become available (subject to certain conditions) following the date Aptevo and its subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent made this payment on January 13, 2017.We paid debt issuance costs of $1.9 million of which $1.5 million remains unamortized at September 30, 2017. The loan repayment included interest (no principal) through August 2018 and was set to transition to principal and interest as of August 2018 and to be repaid in full on February 1, 2021 (54 months). Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum.

The Credit Agreement contained financial covenants that require us and our subsidiaries to maintain increasing minimum net commercial product revenue for each twelve-month period ending on the last day of each calendar quarter, commencing with the twelve-month period ending September 30, 2016. As of March 31, 2017, the Company’s net minimum revenue did not meet the required minimum for the twelve months ended March 31, 2017.

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

This first amendment revised the provisions of the Credit Agreement to: (1) extend the time period through which the Company could draw the second tranche from August 2017 to March 2018, (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on the intellectual property of the Company, upon the earlier of (i) the Company’s draw down of the second tranche or (ii) the Company’s cash, cash equivalents, and short-term investments balance descend below a minimum cash threshold of $25 million.

On September 28, 2017, the Company entered into a second amendment of the Credit Agreement (Amendment No. 2) in order to permit the sale under the LLC purchase agreement described in Note 2 Sale of Hyperimmune Business, and to reflect changes in the remaining business as a result of such sale.

Pursuant to the Amendment No. 2, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to Venus Bio Therapeutics Sub LLC (Venus) prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale.

In addition, as part of the Amendment No. 2, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant was added requiring the Company to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize will be extended to February 1, 2019 if the Company achieves net commercial product revenues of $16 million for the twelve month period ending June 30, 2018 and maintains such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter.

Note 8. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, stock options and restricted stock units are only included in the calculation of diluted net income per share when their effect is dilutive.

Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented.

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016 Restated	2017	2016 Restated
Net income (loss)	$37,867	$(71,741)	$16,733	$(97,469)

Basic net income (loss) per share:
Net loss from continuing operations	$0.14	$(3.63)	$(1.08)	$(5.13)
Net income from discontinued operations	$1.63	$0.08	$1.87	$0.31
Net income (loss)	$1.77	$(3.55)	$0.79	$(4.82)
Weighted-average shares used to compute per share calculation	21,385,381	20,235,987	21,138,332	20,231,910

Diluted net income (loss) per share:
Net loss from continuing operations	$0.14	$(3.63)	$(1.08)	$(5.13)
Net income from discontinued operations	$1.61	$0.08	$1.87	$0.31
Net income (loss)	$1.75	$(3.55)	$0.79	$(4.82)
Weighted-average shares used to compute per share calculation	21,672,269	20,235,987	21,138,332	20,231,910

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Nine Months Ended September 30,
(in thousands, except for per share amounts)	2017	2016
Outstanding options to purchase common stock	2,989	2,053
Unvested RSUs	1,256	3,324

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

In connection with the spin-off the Company adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversion. A total of 1.3 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of the Company’s stock at no cost to the holder.

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

On May 31, 2017, at the 2017 Annual Meeting of Stockholders (Annual Meeting), the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 1.3 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company. The Restated 2016 Plan became effective immediately upon stockholder approval at the Annual Meeting.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Research and development	$555	$1,027	$1,791	$1,761
Selling, general and administrative	485	306	2,028	306
Total stock-based compensation expense	$1,040	$1,333	$3,819	$2,067

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Nine Months Ended September 30,
	2017	2016
Expected dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	1.91%	1.00%
Expected average life of options	6 years	3 years

Management applied an estimated forfeiture rate of 10%.

The following is a summary of option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2016	2,085,214	$2.57		$164,767
Granted	993,339	2.07		—
Forfeited	89,245	2.35		4,769
Outstanding at September 30, 2017	2,989,308	$2.41	6.88	$328,052
Exercisable at September 30, 2017	1,292,727	$2.42	4.58	$110,082

As of September 30, 2017, we had $1.7 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.1 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 30, 2017 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2017. The amount of aggregate intrinsic value will change based on the price of Aptevo’s common stock.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2016	3,034,195	$2.88	$—
Granted	19,803	2.00	—
Vested	(1,555,217)	2.84	—
Forfeited	(243,271)	2.94	—
Outstanding at September 30, 2017	1,255,510	$2.91	$2,875,118
Expected to Vest	1,181,266	$2.91	$2,705,100

As of September 30, 2017, we had $1.5 million of unrecognized compensation expense related to RSUs expected to vest over a period of 0.8 years. The weighted average remaining contractual life of unvested RSUs is 2.5 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Note 10. Restatement

Restatement Background

Our December 31, 2015 financial statements include $41.8 million of intangible assets which resulted from the acquisition of in process research and development (IPR&D) programs related to TRU-016, a novel CD37-directed therapy for B-cell malignancies, such as chronic lymphocytic leukemia and non-Hodgkin’s lymphoma. This amount was deemed to be an indefinite-lived asset, to remain as an indefinite-lived asset on the balance sheet until completion or abandonment of the associated research and development efforts. Following the spin-off of the Company in August 2016, the Company conducted an internal review of all deferred tax assets and liabilities acquired and it was determined that a deferred tax liability should have been recorded associated with the difference between the book basis and the tax basis of the asset as a part of the acquisition in 2010. The error has no effect on the net assets distributed in the spin-off.

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

The impact of the restatement on the Company’s consolidated statements of operations, including the impact of discontinued operations, is reflected and quantified for interim periods affected, as applicable, in the below tables.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2016 (As previously reported)	Restatement Adjustment	September 30, 2016 (Restated)	September 30, 2016 (As previously reported)	Restatement Adjustment	September 30, 2016 (Restated)
Impairment expense	$55,702	$15,311	$71,013	$55,702	$15,311	$71,013
Loss from operations	(71,254)	(19,271)	(90,525)	(97,081)	(24,825)	(121,906)
Loss before income taxes	(71,747)	(19,270)	(91,017)	(97,498)	(24,825)	(122,323)
Benefit from income taxes	6	17,602	17,608	29	18,561	18,590
Net loss	$(71,741)	$(1,668)	$(73,409)	$(97,469)	$(6,264)	$(103,733)

The following table sets forth our unaudited quarterly consolidated statement of operations data for the three and nine months ended September 30, 2016:

(in thousands, except per share amounts)	Three Months Ended September 30, (Restated)(1)	Nine Months Ended September 30, (Restated)(1)
Revenue	$2,816	$7,203
Loss from operations	(90,525)	(121,906)
Loss before income taxes	(91,017)	(122,323)
Benefit from income taxes	17,608	18,590
Net loss	$(73,409)	$(103,733)
Net loss per share - basic and diluted	$(3.55)	$(4.82)

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

Restatement

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements that are discussed in Note 10- Restatement in the accompanying financial statements.

Overview

We are a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR™ (modular protein technology) platform. We currently have one revenue-generating product in the areas of hematology, as well as various investigational stage product candidates in immuno-oncology and autoimmune and inflammatory diseases.

In August 2015, Emergent BioSolutions Inc., or Emergent, announced a plan to separate into two independent publicly traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients’ lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. To accomplish this separation, Emergent created a new company, Aptevo Therapeutics Inc., or Aptevo, to be the parent company for the development-based biotechnology business focused on novel oncology, hematology, and autoimmune and inflammatory therapeutics. We were incorporated in Delaware in February 2016 as a wholly owned subsidiary of Emergent. To effect the separation, Emergent made a pro rata distribution of Aptevo’s common stock to Emergent’s stockholders on August 1, 2016.

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

On August 31, 2017, we entered into an LLC purchase agreement with Saol International Limited (Saol) whereby we agreed to sell our Hyperimmune Business, which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems.

On September 28, 2017, the Company announced that it completed the sale of its Hyperimmune Business to Saol for total consideration of up to $74.5 million. At the closing of the acquisition, Saol paid us an upfront payment totaling $65 million, including $3.25 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement. In addition, we may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing. As a result of the sale of our Hyperimmune Business, we anticipate that our future product revenue will decline and that we may experience a reduction in expenses and overhead.

Net income for the three months ended September 30, 2017, was $37.9 million and the net loss for the three months ended September 30, 2016 was $71.7 million. Net income for the nine months ended September 30, 2017, was $16.7 million and the net loss for the nine months ended September 30, 2016 was $97.5 million. We had an accumulated deficit of $64.0 million as of September 30, 2017. For the nine months ended September 30, 2017, net cash provided by our operating activities was $26.2 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least fifteen months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marked product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop any of our development stage product candidates. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Pipeline Highlights

We have one marketed product, IXINITY coagulation factor IX (recombinant), indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

We also have numerous investigational stage product candidates based on our ADAPTIRTM (modular protein technology) platform. The ADAPTIR platform technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors. We are skilled at product candidate generation, validation and subsequent preclinical and clinical development using the ADAPTIR platform. We have the ability to progress ADAPTIR molecules from concept to commercialization by way of our protein engineering, preclinical development and process development capabilities, cGMP manufacturing oversight and clinical development capabilities. We also have the ability to launch, market and commercialize these product candidates upon approval.

Our investigational stage product candidates are:

•

APVO414 (formerly known as MOR209/ES414), a bispecific immunotherapeutic ADAPTIR protein, currently in Phase 1, that simultaneously targets prostate specific membrane antigen, or PSMA, an enzyme that is expressed on the surface of prostate cancer cells and, CD3, a component of the T-cell receptor complex expressed on all T-cells. The mechanism of action of APVO414 is redirected T-cell cytotoxicity (RTCC), We are developing this candidate for metastatic castration-resistant prostate cancer, which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies.

•	otlertuzumab, a monospecific ADAPTIR protein therapeutic that is currently in Phase 2 clinical development for chronic lymphocytic leukemia, or CLL.
•

APVO436, a bispecific ADAPTIR protein therapeutic currently in preclinical development targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3. APVO436 utilizes redirected RTCC to redirect T-cells to specifically kill tumor bearing CD123.

•

APVO210, a bispecific ADAPTIR protein therapeutic the employs targeted cytokine delivery. This candidate targets monomeric IL-10 to CD86 expressing cells (primarily antigen presenting cells) and is currently in pre-clinical development for inflammatory bowel disease and other autoimmune and inflammatory diseases.

•	ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely expressed on several solid tumors.
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

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary, Aptevo Research and Development LLC, or Aptevo R&D, entered into a collaboration and option agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this collaboration agreement, Alligator also granted to Aptevo R&D a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and a different tumor antigen.

In accordance with the terms of this Collaboration Agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) through the completion of Phase II clinical trials in accordance with an agreed upon development plan and budget. Subject to certain exceptions for Aptevo R&D’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under the Collaboration Agreement.

Following the completion of the anticipated development activities under the Collaboration Agreement, the parties intend to seek a third-party commercialization partner for this product candidate, or, in certain circumstances, may elect to enter into a second agreement granting rights to either Aptevo R&D or Alligator to allow such party to continue the development and commercialization of this product. Under the terms of the Collaboration Agreement, the parties intend to share revenue received from a third-party commercialization partner equally, or, if the development costs are not equally shared under the Collaboration Agreement, in proportion to the development costs borne by each party.

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of this product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the ‘opt-out’ occurs. The parties have also agreed on certain technical criteria or ‘stage gates’ related to the development of this product that, if not met, will cause an automatic termination and wind-down of the Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

The Collaboration Agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

IXINITY

IXINITY® is our commercial product. It is a coagulation factor IX (recombinant) therapeutic indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations. CMC ICOS Biologics, Inc., or CMC, is the sole manufacturer of bulk drug substance for IXINITY. Patheon UK Limited, acquired by Thermo Fischer Scientific, is currently the sole source fill-finish service manufacturer for IXINITY.

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

On June 17, 2017, we entered into a new non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with CMC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, CMC agreed to manufacture IXINITY in the quantity of batches provided to CMC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, shall receive an incremental discounted price.

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by CMC will be will be applied to, at a minimum, the next seven batches manufactured through the end of 2017 as a price concession. As a result, at least the next seven batches will have reduced raw materials or other related CMC costs associated with the inventory. We will also see an impact onour statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. Any portion of the $7 million reserve held by CMC that remains unutilized as of December 25, 2017 shall be paid to us in cash on or before December 31, 2017. As of September 30, 2017, $2.6 million has been applied against the reserve and recorded as a reduced cost to inventory. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

While we do not currently anticipate or foresee a supply shortage or supply interruption occurring, any supply shortage interruption of IXINITY would adversely affect its sales and could adversely affect its market position, commercial viability and the trading price of our common stock.

Results of Operations

Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to the Hyperimmune Business. The Hyperimmune Business has been separated from continuing operations and reflected as a discontinued operation.  See Note 2 – Sale of Hyperimmune Business, to the accompanying financial statements for additional information.

Comparison of the three and nine months ended September 30, 2017 and September 30, 2016

Financial Summary

We recognized total net income of $37.9 million for the three months ended September 30, 2017 and a net loss of $71.7 million for the three months ended September 30, 2016, and net income of $16.7 million for the nine months ended September 30, 2017 and a net loss of $97.5 million for the nine months ended September 30, 2017.  The increase in net income for the three and nine month periods was primarily attributable to the proceeds from the Hyperimmune Business.  We recognized net income from continuing operations of $3.0 million for the three months ended September 30, 2017 and a net loss from continuing operations of $73.4 million for the three months ended September 30, 2016.  We recognized a net loss from continuing operations of $22.9 million for the nine months ended September 30, 2017 and a net loss from continuing operations of $103.7 million for the nine months ended September 30, 2016.  The increase in net income (or decrease in net loss) during the 2017 periods was primarily attributable to an impairment of goodwill and intangible assets charge of $71.0 million during the three and nine months ended September 30, 2016. Our income from discontinued operations for the three months ended September 30, 2017 was $34.9 million, compared to income from discontinued operations for the three months ended September 30, 2016 of $1.7 million. Our income from discontinued operations for the nine months ended September 30, 2017 was $39.6 million, compared to income from discontinued operations for the nine months ended September 30, 2016 of $6.3 million. The increase during the 2017 periods was primarily attributable to the proceeds from the Hyperimmune Business.

Revenue

Product sales of IXINITY decreased by $0.3 million, to $2.5 million for the three months ended September 30, 2017 from $2.8 million for the three months ended September 30, 2016. This decrease was primarily related to decreased volumes shipped in the third quarter of 2017 as customers increased stock levels with increased orders in the second quarter of 2017 when additional IXINITY product came back to market.

Product sales of IXINITY increased by $1.0 million, to $8.1 million for the nine months ended September 30, 2017 from $7.1 million for the nine months ended September 30, 2016. This increase was primarily related to the expansion of our current Hemophilia B patient base.

In addition to product sales in the third quarter 2017, we recognized $3.7 million of deferred collaboration revenue due to the termination of our collaboration agreement with MorphoSys. Previously we recognized this revenue as services that were performed.  As a result of the termination of the collaboration agreement with MorphoSys, we will not recognize any additional revenue under such agreement in any future periods.

Cost of Product Sales

The primary expense we incur to deliver IXINITY, our sole marketed products to our customers is manufacturing costs consisting of fixed and variable costs. Variable product costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations. Fixed product costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average cost per unit.

The following table provides information regarding our cost of products sales, including gross margin for the three months and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change	Percent
Product sales	$2,506	$2,816	$(310)	-11%
Cost of product sales	1,872	4,110	(2,238)	-54%
Gross profit	$634	$(1,294)	$1,928
Gross margin percent	25%	-46%

	For the Nine Months Ended September 30,
	2017	2016	Change	Percent
Product sales	$8,131	$7,050	$1,081	15%
Cost of product sales	3,114	7,387	(4,273)	-58%
Gross profit	$5,017	$(337)	$5,354
Gross margin percent	62%	-5%

Cost of product sales decreased by $2.2 million, or 54%, to $1.9 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016 and decreased by $4.3 million, or 58%, to $3.1 million for the nine months ended September 30, 2017 from $7.4 million for the nine months ended September 30, 2016. The decrease the three-month period was due to a $2.9 million third quarter 2016 write-off of unsaleable IXINITY product. The year-to-date decrease is due to a one-time $3.0 million settlement in the first six months of 2017 related to a dispute between Aptevo and CMC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. Under the terms of the settlement agreement, Aptevo will not pay any additional amounts to CMC for the batches in question, as this was settled for non-cash consideration. This settlement satisfies the monies owed by Aptevo under a 2015 invoice and resolves any claims.

Due to the ongoing challenges with the manufacture of our IXINITY product that meets release specifications for the final drug product, in the third quarter of 2016, we wrote off approximately $2.9 million in unsaleable IXINITY inventory that was in process of being manufactured. This cost is included in cost of product sales.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and discovery activities, including conducting preclinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses primarily consist of:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	external research and development expense incurred under agreements with third-party contract research organizations (CRO’s) and investigative sites;
•	manufacturing material expense for third-party manufacturing;
•	overhead costs such as rent, utilities and depreciation

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. While programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our principal research and development expenses by program for the three and nine months ended September 30, 2017 and 2016 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2017	2016	Change
Clinical programs:
APVO414	$1,425	$562	$863
otlertuzumab	334	16	318
Total clinical programs	1,759	578	1,181

Preclinical program, general research and discovery	5,135	5,365	(230)
IXINITY	281	1,134	(853)
Total	$7,175	$7,077	$98

	For the Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Clinical programs:
APVO414	$2,792	$2,572	$220
otlertuzumab	999	1,294	(295)
Total clinical programs	3,791	3,866	(75)

Preclinical program, general research and discovery	14,326	13,627	699
IXINITY	1,718	5,266	(3,548)
Total	$19,835	$22,759	$(2,924)

Research and development expenses did not change meaningfully between the three months ended September 30, 2016 and 2017 and decreased by $2.9 million, or 13%, to $19.8 million for the nine months ended September 30, 2017 from $22.8 million for the nine months ended September 30, 2016. This decrease was primarily comprised of:

•	a decrease in expense for otlertuzumab related to the timing of clinical trial activities; and
•	a decrease in expense for IXINITY, our commercial product, resulting from decreased manufacturing process development activities and the timing of clinical trial activities; offset in part by
•	an increase in expense for APVO414 primarily due to the timing of manufacturing activities; and
•

an increase in the expenses for our preclinical program, general research and discovery programs is primarily related to research and development activities as new pipeline product candidates or programs are being evaluated.

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

For the three months ended September 30, 2017 selling, general and administrative expenses decreased by $3.6 million, or 33%, to $7.5 million for 2017 from $11.1 million for 2016. This decrease was primarily due to decreased personnel costs in the period.

For the nine months ended September 30, 2017 selling, general and administrative expenses decreased by $1.9 million, or 7%, to $26.0 million for 2017 from $27.9 million for 2016. This decrease was primarily due to lower marketing costs for IXINITY and reduced personnel costs.

Other Income (Expense), net

Other income (expense), net, consists primarily of interest on debt financing. For the three months ended September 30, 2017, other income (expense) remained flat at an expense of $0.4 million, and for the nine months ended September 30, 2017, increased by $0.9 million, both due to the interest on the loan entered into with Midcap Financial Trust in the last half of 2016.

Income Taxes

Benefit from income taxes decreased for the three months ended September 30, 2017 to $13.8 million from $17.6 million for the three months ended September 30, 2016, and decreased to $15.6 million in the nine months ended September 30, 2017 from $18.6 million in the nine months ended September 30, 2016. This tax impact is due to the restatement of our tax liability (see Note 10 – Restatement), as well as the exception to the Intraperiod Tax Allocation rules in accordance with ASC 740-20-45-7. The exception requires that all items (including discontinued operations) be considered in determining the amount of the tax benefit that results for the loss in continuing operations. This deferred tax liability was released to benefit from income taxes upon the impairment of the related IPR& D.

Income tax expense increased to $21.3 million for the three months ended September 30, 2017, from $2.3 million for the three months ended September 30, 2016, and increased to $23.1 million in the nine months ended September 30, 2017 from $3.3 million in the nine months ended September 30, 2016. This income tax expense is due to the impact of the sale of our Hyperimmune Business (see Note 2 – Sale of Hyperimmune Business) and is expected to be reversed in the fourth quarter of 2017.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had cash, cash equivalents and investments in the amount of $96.8 million.

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

In addition, on August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement and the second tranche of $15.0 million to become available (subject to certain conditions) following the date we: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive payment of the additional $20.0 million in cash committed by Emergent. Emergent’s promise to pay such $20.0 million in cash was evidenced by a non-negotiable, unsecured promissory note issued to us and was paid in the first quarter of 2017. Once drawn, interest would be paid monthly while principal would have been paid on a monthly basis commencing in August 2018. The credit agreement will mature on February 1, 2021. Amounts drawn under the Credit Agreement accrue interest at a rate of LIBOR plus 7.60% per annum.

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

On May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue. The amendment revises the following covenants of the Credit Agreement to: (1) extend the time period through which we can draw the second tranche from August 2017 to March 2018, (2) increase the exit fee of 5.75% of the aggregate principal amount under the Credit Agreement for repayment or prepayment other than scheduled amortization payments and the final payment of principal to 6.75% and (3) permit MidCap Financial Trust to obtain an affirmative lien on our intellectual property, upon the earlier of (i) our draw down of the second tranche or (ii) our cash balance descending below a minimum cash threshold of $25 million.

On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to permit the sale under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale. Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize will be extended to February 1, 2019 if we achieve net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintains such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter.

On September 28, 2017, Saol paid us an upfront payment totaling $65.0 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement.

Capital Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. The Company’s future capital requirements will depend on a number of factors, including:

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

We expect our cash, cash equivalents and investments will support our operations for the next twelve months, at least, based on current operating plans and financial forecasts.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	(26,152)	(30,197)
Investing activities	83,299	(51,735)
Financing activities	9,007	88,189
Increase in cash and cash equivalents	$66,154	$6,257

Net cash used in operating activities of $26.2 million for the nine months ended September 30, 2017 was primarily due to the gain on sale of the Hyperimmune Business. Net cash used in operating activities of $30.2 million for the nine months ended September 30, 2016 was primarily due to our net loss of $97.5 million, which included a one-time impairment of goodwill and intangible assets of $71.0 million.

Net cash provided by investing activities was primarily due to the cash proceeds from the sale of the Company’s Hyperimmune Business and the maturity and redemption of investments of $53.2 million, offset by investment purchases of $29.3 million in the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the largest component of the cash used in investing was $49.8 million in purchases of corporate bonds and US government and agency debt securities.

Net cash provided by financing activities for the nine months ended September 30, 2017 includes the net proceeds received from Emergent at the time of the spin-off in support of a promissory note to support the operations of the Company, offset by $10.0 million in restricted cash in accordance with loan agreement. The net cash provided by financing activities for the nine months ended September 30, 2016 includes $18.0 million in proceeds from long-term debt, as well as $70.5 million for two contributions from Emergent.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment claims, our intellectual property or other third-party claims. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Although for the three and nine months ended September 30, 2017, we had net income of $37.9 million and $16.7 million, respectively this net income was the result of our receipt of proceeds from the sale of the Hyperimmune Business in September 2017. We have experienced net losses in all other periods since our spinout from Emergent and as of September 30, 2017, we had an accumulated deficit of $64.0 million as of September 30, 2017. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2017, we had cash, cash equivalents and investments in the amount of $96.8 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of product sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under such credit facility;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to new or existing facilities;
•	the payment obligations under our current or any future indebtedness;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the ongoing costs associated with the separation from Emergent and performance under agreements with Emergent;

•

the ongoing costs associated with replicating or outsourcing from other providers’ certain facilities, systems, operational and administrative infrastructure, including information technology infrastructure, and personnel, to which we no longer have access after our separation from Emergent; and

•

the ability to collect the milestone payments totaling up to $7.5 million related to the achievement of certain gross profit milestones and up to $2.0 million related to collection of certain accounts receivable from Saol.

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

Our business depends on the continued success of IXINITY.

We currently have only one revenue-generating product, IXINITY, following the sale of our three hyperimmune products, WinRho SDF, HepaGam B and VARIZIG. We expect revenues from our product sales to continue to account for a portion of our revenue. The commercial success of IXINTY depends upon:

•	the continued acceptance by regulators, physicians, patients and other key decision-makers of IXINITY as safe, therapeutic and cost-effective options;
•	our ability to further develop IXINITY and obtain marketing approval for their use in additional patient populations and the clinical data we generate to support expansion of the product label;
•	the ability of CMC ICOS Biologics Inc. and our third-party service providers to provide us with sufficient saleable quantities of IXINITY;
•	the impact of competition from existing competitive products and from competitive products that may be approved in the future;
•	the continued safety and efficacy IXINITY;
•	to what extent and in what amount government and third-party payors cover or reimburse for the costs IXINITY; and
•	our success and the success of our third-party distributors in selling and marketing IXINITY.

The failure to maximize the financial contribution of IXINITY could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of IXINITY, and these price adjustments may negatively affect our sales volumes. In addition, our product sales may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for IXINITY, the dosing requirements of treated patients and other factors. If sales of IXINTY were to decline, we could be required to make an allowance for excess or obsolete inventory, increase our provision for product returns, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition. We are constantly evaluating commercial and strategic transactions to generate revenue that include any current collaborations and collaborations or a sale of assets in the future.

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

Although for the three and nine months ended September 30, 2017, we had net income of $37.9 million and $16.7 million, respectively, this net income was the result of our receipt of proceeds from the sale of our three hyperimmune products in September 2017. Our ability to become profitable in future periods will be substantially dependent on our product sales revenues from the sales of IXINITY and revenues from any current collaboration and licensing arrangements and any arrangements entered into in the future. Accordingly, our ability to become profitable may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve profitability. We anticipate needing to generate greater revenue in future periods from IXINITY or our product candidates in development. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. If we are unable to generate sufficient revenues, we will not become profitable and may be unable to continue operations without additional funding.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

On August 4, 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement, and its subsequent amendments, and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

On September 28, 2017, we entered into a second amendment of the Credit Agreement (Amendment No. 2) in order to permit the sale of the Hyperimmune Business under the LLC purchase agreement (described in Note 2 - Sale of Hyperimmune Business, in the notes to the financial statements), and to reflect changes in the remaining business as a result of such sale.

Pursuant to the amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released Midcap Financial Trust’s liens on the assets transferred to Venus BioTherapeutics Sub LLC (Venus), one of our subsidiaries, prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale.

As part of the amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain minimum unrestricted cash balances was added to the credit agreement, and (iv) the date on which the term loans begin to amortize will be extended to February 1, 2019 if we achieve commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintain such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter.

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

The nature of our business exposes us to potential liability inherent in pharmaceutical products, including with respect to the sale of IXINITY, any other product candidates that we successfully develop and the testing of our product candidates in clinical trials. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale or study. We cannot predict the frequency, outcome or cost to defend any such claims.

If we cannot successfully defend ourselves against future claims that IXINITY or our product candidates caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of IXINITY could materially adversely affect our business by rendering us unable to sell IXINITY for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third-party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of IXINITY, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the European Medicines Agency, or EMA, or the competent authorities of the EU Member States. Such investigations could also potentially lead to a recall of IXINITY or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU Member States could lead to product liability lawsuits as well.

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

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR platform technology. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multispecific molecules in oncology, autoimmune disease and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in bispecific ADAPTIR therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR platform technology, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects and adversely affect our stock price.

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to IXINITY, our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our products. Our competitors may devote greater resources to market or sell their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the hematology/oncology, inflammation and transplantation markets include: AbbVie Inc., Affirmed, Amgen Inc., Astellas Pharma Inc., Baxalta US Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, CSL Behring, a subsidiary of CSL Limited, Dendron Corp., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pfizer Inc., Sanofi-Adventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We compete, in the case of IXINITY, and expect to compete, in the cases of our product candidates in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other biotechnology companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. The continued growth of IXINITY and the launch of any future products may require expansion of our sales force and sales support organization internationally, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other biotechnology and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales IXINITY. If our specialty sales force and sales organization are not appropriately-sized to adequately promote any current or potential future products, the commercial potential of IXINITY and any future products may be diminished. We compete with a significant number of pharmaceutical and life sciences companies with extensive sales, marketing and promotional experience in the hematology/oncology markets, and our failure to compete effectively in this area could negatively affect our sales of IXINITY.

IXINITY and our product candidates may also compete in the future with new products currently under development by others. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products before we do or in developing products that may render our products obsolete or noncompetitive.

IXINITY may face risks of competition from biosimilar manufacturers.

Competition for IXINITY, may be affected by follow-on biologics, or biosimilars, in the United States and other jurisdictions. Biologics are medical products made from a variety of natural sources (human, animal or microorganism) intended to prevent, diagnose or treat diseases and medical conditions.

In the United States, biosimilars are biologics that are highly similar to licensed reference biological products, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the reference product in terms of safety, purity and potency. Regulatory and legislative activity in the United States and other countries may make it easier for our competitors to manufacture and sell biosimilars of IXINITY, which might affect our results of operations or commercial viability of our IXINITY. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve an application for a biosimilar until the 12-year exclusivity period for the reference product has expired. Thus, if a competitor were to seek regulatory approval for a biosimilar product citing IXINITY as the reference product, such approval could not be granted until April 2027.

Regulators in the EU review biosimilar products using a similar regulatory process. IXINITY has not received marketing authorization by the European Medicines Agency, or EMA, and is not sold in Europe.

If a biosimilar version of IXINTY is approved, it could have a material adverse effect on the sales and gross profits of IXINTY and could adversely affect our business and operating results.

The commercial success of IXINITY and any of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

The success of IXINITY and our product candidates, if approved, will depend upon, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If IXINITY or any of our product candidates do not achieve and maintain an adequate level of acceptance, we may not generate material revenues from sales of these products. The degree of market acceptance of our products will depend on a number of factors, including: our ability to provide acceptable evidence of safety and efficacy; the prevalence and severity of any side effects; availability, relative cost and relative efficacy of alternative and competing treatments; the ability to offer our products for sale at competitive prices; our ability to continuously supply the market without interruption; the relative convenience and ease of administration; the willingness of the target patient population to try new products and of physicians to prescribe these products; the strength of marketing and distribution support; publicity concerning our products or competing products and treatments; and the sufficiency of coverage or reimbursement by third parties.

If IXINITY and our product candidates do not gain or maintain market acceptance, or do not become widely accepted, by physicians, patients, third-party payors and other members of the medical community, our business, financial condition and operating results could be materially and adversely affected.

Changes in health care systems and payor reimbursement policies could result in a decline in our potential sales and a reduction in our expected revenue from IXINITY and our product candidates.

The revenues and profitability of biotechnology companies like ours may be affected by the continuing efforts of government payors, including Medicare and Medicaid, and other third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, the pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Recent U.S. legislation, rules and regulations instituted significant changes to the U.S. healthcare system that could have a material adverse effect on our business, financial condition and results of operations. The trend toward managed health care in the United States, as well as the implementation of the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act), collectively referred to as the Affordable Care Act, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could adversely affect our ability to sell any drug products that are successfully developed by us. We cannot predict what effects, if any, this legislation might have on our company and IXINITY and our product candidates as this legislation continues to be further implemented over the next few years, nor can we predict whether additional legislative or regulatory proposals may be adopted.

In the United States and internationally, sales of IXINITY and our ability to generate revenues on such sales are dependent, in significant part, on the availability and level of reimbursement from third-party payors, including state and federal governments and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. Third-party payors are also increasingly challenging the prices charged for medical products and services. Third-party payors may limit access to biotechnology products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties, may reduce the demand for or negatively affect the price and potential profitability of those products. If these payors do not provide sufficient coverage and reimbursement for IXINITY or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently. Our ability to successfully commercialize our products and product candidates and the demand for our products depends, in part, on the extent to which reimbursement and access is available from such third-party payors.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases IXINITY that are reimbursed by such entities. Various provisions of the Affordable Care Act increased the levels of rebates and discounts that we have to provide in connection with sales of IXINITY that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation and regulatory changes in the United States and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for IXINITY and also could further impact the levels of discounts and rebates we are required to pay to state and federal government entities.

Certain government pricing programs, including Medicare Part B, the Medicaid rebate program, the 340B/PHS drug pricing program and Federal Supply Schedule, affect the revenues that we derive from IXINITY and product candidates. Any future legislation or regulatory actions altering these programs or imposing new ones could have an adverse impact on our business. There have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things: negatively impact the level of reimbursement for pharmaceutical products; require higher levels of cost-sharing by beneficiaries; change the discounts required to be provided to government payors and/or providers; extend government discounts to additional government programs and/or providers; or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly affect demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Our revenues also depend on the availability outside the United States of adequate pricing and reimbursement from third-party payors for IXINITY and future drug products, if any.

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

An inability to convince hospitals and managed care organizations to include IXINITY on their approved formulary lists, may result in our failure to meet revenue expectations.

Hospitals and managed care organizations establish formularies, which are lists of drugs approved for use in the hospital or under a managed care plan. If a drug is not included on the formulary, the ability of our engagement partners and engagement managers to promote and sell the drug may be limited or denied. If we fail to secure and maintain formulary inclusion for IXINITY on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of IXINITY and our business, results of operations and financial condition could be materially adversely affected.

If we are unable to negotiate and maintain satisfactory arrangements with group purchasing organizations our financial condition could be adversely affected.

Our ability to sell IXINITY, to hospitals and clinics in the United States depends in part on our relationships with group purchasing organizations, or GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors. These negotiated prices are then made available to a GPO’s affiliated hospitals and clinics and other members. If we are not one of the providers selected by a GPO, affiliated hospitals, clinics and other members may be less likely to purchase IXINITY, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts on the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

We rely on third parties to distribute IXINITY and those third parties may not perform.

We rely on the sales and marketing strength of these distributors and the distribution channels through which they operate for a portion of our revenues. If third parties do not successfully carry out their contractual duties, or if there is a delay or interruption in the distribution of our products, it could negatively impact our revenues from product sales.

The loss of any of our sole source manufacturers, or delays or problems in the manufacture of IXINITY or our product candidates, could result in product shortages and loss in revenue or delays in clinical development.

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of sole source third-party manufacturers, including CMC ICOS Biologics, Inc., for our products and product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner depend on our third-party manufacturers being able to continue to meet our ongoing commercial and clinical trial needs and perform their contractual obligations. We have a limited ability to control the manufacturing process or costs related to the manufacture of IXINITY and our product candidates. Increases in the prices we pay our manufacturers, interruptions in the supply of raw materials or IXINITY themselves or lapses in quality could adversely impact our margins, profitability, cash flows and prospects.

If, for any reason, CMC, sole manufacturer of bulk drug substance for our IXINITY product, does not continue to supply us with IXINITY in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fails or refuses to comply with its obligations to us under our manufacturing arrangement, we may not have adequate remedies for any breach of contract, and its failure to supply us could result in a shortage of IXINITY, which could lead to lost revenue and otherwise adversely affect our business, financial condition, results of operations and growth prospects. In addition, if CMC fails or refuses to supply us for any reason, we may be forced to consider entering into additional manufacturing arrangements with other third-party manufacturers. In each case, we will incur significant costs and time in obtaining the regulatory approvals for these third-party facilities and in taking the necessary steps to prepare these third parties for the manufacture of IXINITY. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of IXINITY to our customers or an inability to manufacture.

For example, during 2015, we ordered nine manufacturing lots of bulk drug substance from CMC and only one of those lots was successfully manufactured and released in 2015. During 2016, we ordered five manufacturing lots of bulk drug substance from CMC and none of these lots satisfied product release specifications.

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

On June 17, 2017, we entered into a new non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with CMC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, CMC agreed to manufacture IXINITY in the quantity of batches provided to CMC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, should receive an incremental discounted price.

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

Manufacturing biologic products, especially in large quantities, is complex and time consuming.

IXINITY and all of our current product candidates are biologics. IXINITY and our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action.

Failure of our third-party manufacturers to successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, may prevent regulatory approval of those manufacturing facilities.

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO414, APVO210, otlertuzumab, APVO436 and ALG.APV-527, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms.

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

Development and commercialization of IXINITY and our product candidates may be terminated or delayed.

Our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture IXINITY and our product candidates and market and sell our products outside of the United States and maintaining our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to IXINITY and our product candidates in development, our results of operations would be materially and adversely affected.

Third parties may not perform their contractual obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products candidates are not within our control. Our collaborative partners may develop, manufacture or commercialize, either independently or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Our collaborative partners may reevaluate their priorities from time to time, including following mergers and consolidations, and change the focus of their development, manufacturing or commercialization efforts. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

If any third-party that manufactures or supports the development or commercialization of IXINITY and our product candidates breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could delay or otherwise adversely impact the manufacturing, development or commercialization of IXINITY, our products in development or any additional products or product candidates that we may develop; require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization IXINITY and our product candidates; or result in the termination of the development or commercialization of IXINITY and our product candidates.

If we are unable to successfully develop our business infrastructure and operations, our ability to generate future product revenue will be adversely affected.

To manage our existing and planned future growth, including our ability to support the sales and marketing of IXINITY and our product candidates in the United States and globally, and the increasing breadth and complexity of our activities, we need to properly invest in personnel, infrastructure, information management systems and other operational resources. Developing our business infrastructure and operations may be more difficult, more expensive or take longer than we anticipate. We may also need to revise our strategy for developing the proper infrastructure and operations periodically.

We are subject to a number of risks and uncertainties associated with our international activities and operations.

We currently have limited operations outside of the United States. However, we have manufacturing, collaboration, clinical trial and other relationships outside the United States, and our products are marketed internationally through collaborations. We may seek to grow our international operations significantly over the next several years. Our future results of operations will depend in part on our ability to grow our product sales in foreign markets, particularly in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States and Canada. These risks and uncertainties include: political and economic determinations that adversely impact pricing or reimbursement policies; our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; export licensing requirements, political and economic instability, trade restrictions, and changes in tariffs and difficulties in staffing and managing foreign operations; cross border restrictions on the movement of cash funds and repatriation of earnings; foreign currency fluctuations; longer accounts receivable collection times; reduced protection of intellectual property rights in some foreign countries; the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute; and compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, anti-bribery/anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act of 2010, which could subject us to investigation or prosecution under such U.S. or foreign laws.

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

The FDA and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drug products. These requirements include preclinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA evolve in their staff interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts.

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

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have a pipeline of clinical and preclinical stage product candidates, including:

•

APVO414, a bispecific immunotherapeutic ADAPTIR protein, currently in Phase 1, targeting prostate specific membrane antigen, or PSMA, an enzyme that is expressed on the surface of prostate cancer cells and, a component of the T-cell receptor complex expressed on all T-cells. The mechanism of action of APVO414 is RTCC;

•

APVO210, a bispecific ADAPTIR protein therapeutic the employs targeted cytokine delivery. This candidate targets monomeric IL-10 to CD86 expressing cells (primarily antigen presenting cells) and is currently in pre-clinical development for inflammatory bowel disease and other autoimmune and inflammatory diseases;

•	otlertuzumab, a monospecific ADAPTIR protein therapeutic currently in Phase 2 clinical development for chronic lymphocytic leukemia, or CLL;
•

APVO436, a bispecific ADAPTIR protein therapeutic currently in preclinical development targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor. Similar to APVO414 and the ROR1 preclinical program, APVO436 utilizes redirected RTCC to initiate killing of tumor cells;

•	ALG.APV-527 a bispecific antibody candidate, featuring a novel mechanism of action targeting 4-1BB (CD137) and 5T4, a tumor antigen widely expressed on several solid tumors;
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

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and is expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, preclinical studies, nonclinical testing and clinical trials prior to seeking regulatory approval and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in December 2015, after a joint review of data from the Phase 1 dose escalation study of APVO414 in prostate cancer patients, Aptevo and MorphoSys concluded that the dosing regimen and administration required adjustment. Patients receiving weekly doses of APVO414 developed antibodies against the drug; which are called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug that could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active APVO414 in the blood and thus could potentially reduce its efficacy. However, we observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. Hence, the protocol has been amended to continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. There is no guarantee that this change in administration will enable higher dosing and/or prevent the development of ADA. The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. Accordingly, approval by the FDA does not ensure approval by the regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by the FDA or regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products and products in development in any market on a timely basis, if at all.

The APVO414 Phase I clinical trial under the amended protocol, providing continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA, commenced December 2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. Under the terms of the restructured agreement, MorphoSys’ cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to us were reduced to a total of up to $74.0 million. As a result of the required change in dosing regimen for APVO414, the lead RTCC candidate, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. The requirement for further adjustments to the dosing regimen or other parts of the program could delay our development timeline or delay or prevent our ability to receive regulatory approval for APVO414. In December 2016, the agreement was modified to adjust the allocation of certain manufacturing and development costs and extend MorphoSys’ convenience termination rights. Under the amendment, the timeframe for a one-time right to terminate the collaboration agreement by MorphoSys has been extended from December 31, 2016 to June 30, 2017, or after review of clinical data from the first six patients enrolled and dosed in the APVO414 Phase I clinical trial. Effective August 31, 2017, MorphoSys terminated the MorphoSys collaboration agreement with Company in accordance with the terms of the Fourth Amendment which was effective December 7, 2015.

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

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IXINITY is not approved for use in patients younger than twelve years old. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

In addition, the FDA has post-approval authority to require post-approval clinical trials and/or safety labeling changes if warranted by the appearance of new safety information. In certain circumstances, the FDA may impose a Risk Evaluation and Mitigation Strategy, or REMS, after a product has been approved. Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Certain additional restrictions on advertising and promotion exist for products that have so-called boxed warnings in their approved package inserts.

Failure by CMC or our other third-party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products or ingredients to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current cGMP requirements. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. If, in connection with any future inspection, the FDA finds that any of our third-party manufacturers is not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions such manufacturer may take, the FDA may undertake certain enforcement actions, including product seizure or withdrawal of the product from the market, imposition of restrictions on the marketing or manufacturing of a product and suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements.

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

The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of “average manufacturer price,” or AMP, and the Medicaid rebate amount under the Affordable Care Act and Centers for Medicare & Medicaid Services’, or CMS’s, issuance of final regulations implementing those changes also has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report “average sales price,” or ASP, information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including IXINITY. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

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

In addition to retroactive rebate liability and the potential for 340B program refunds, if we are found to have made a misrepresentation in the reporting of ASP, we are subject to civil monetary penalties for each such price misrepresentation and for each day in which such price misrepresentation was applied. If we are found to have knowingly submitted false AMP or “best price” information to the government, we may be liable for civil monetary penalties per item of false information. Any refusal of a request for information or knowing provision of false information in connection with an AMP survey verification also would subject us to civil monetary penalties. In addition, our failure to submit monthly/quarterly AMP or “best price” information on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

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

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the DVA, the U.S. Department of Defense, or the DoD, the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price, or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the DVA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $100,000 for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Before obtaining regulatory approval for the sale of our product candidates, we and our collaborative partners, where applicable, must conduct extensive preclinical studies and clinical trials to establish proof of concept and demonstrate the safety and efficacy of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing.

We may experience unforeseen events or issues during, or as a result of, preclinical testing or clinical trials. These issues and events, which could delay or prevent our ability to receive regulatory approval for a product candidate, include, among others:

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

For example, in December 2015, after a joint review of data from the Phase 1 dose escalation study of APVO414 in prostate cancer patients, the Company and MorphoSys concluded that the dosing regimen and administration required adjustment. Patients receiving weekly doses of APVO414 developed ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active APVO414 in the blood and thus could potentially reduce its efficacy. However, we observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. We and MorphoSys amended the clinical protocol to provide continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. There is no guarantee that this change in administration will enable higher dosing and/or prevent the development of ADA. Further adverse or inconclusive clinical results could require additional adjustments to the dosing regimen or other parts of the program and could delay or prevent our ability to receive regulatory approval for APVO414.

In addition, product candidates that experience success in preclinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval. The FDA and other countries’ regulatory authorities will allow us to begin clinical trials under an IND, or similar document in other countries only if we demonstrate in our submission that the potential product candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter human clinical trials.

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

For example, as noted above, APVO414 is currently being tested in its first clinical trial in humans. Twenty-one patients have received the drug. One of the significant serious adverse events associated with the drug is infusion reactions. Infusion reactions are often associated with the infusion of a protein and are expected with this drug that activates T-cells. The events that have been reported with infusion of the drug include: fever, fatigue, hypertension, bronchospasm, chills and rigors. The severity of these reactions varied by patient and were managed medically and resolved. In addition, in December 2015, we discovered that patients receiving weekly doses of our product candidate APVO414 developed ADA during use. This ADA, which was not associated with safety issues, developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. Undesirable side effects, such as this, or other unexpected adverse events or properties of any of our candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our other product candidates. If such an event occurs, a number of potentially significant negative consequences may result, including:

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

Our commercial success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biotechnology field generally is highly uncertain and involves complex legal and scientific questions. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties, will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

•	obtain and maintain U.S. and foreign patents, that are meaningful to our products, including defending those patents against adverse claims;
•	secure patent term extension for the patents covering our approved products;
•	protect trade secrets;
•	operate without infringing the proprietary rights of others; and
•	prevent others from infringing our proprietary rights.

We may not be able to obtain issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

In addition to patent litigation, we may be a party to adversarial proceedings before the Patent Trial and Appeal Board (PTAB) of the US Patent and Trademark Office (USPTO), or the Opposition Division of the European Patent Office (EPO). Potential proceedings before the PTAB include inter partes review proceedings, post-grant review proceedings and interference proceedings. Depending on our level of success at the PTAB and Opposition Division of the EPO, these proceedings could adversely impact our intellectual property rights with respect to our products and technology.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Status of patent opposition proceedings in Europe relating to IXINITY

A European Patent Opposition is a European Patent Office proceeding that allows for a 3rd party (opponent) to challenge the validity of an issued patent. In a European Patent Opposition only the validity of the patent can be challenged; the European Patent Office cannot rule on whether a party infringes a patent (this is a matter for the courts across Europe). To initiate an Opposition at the European Patent Office, an opponent files a notice that it wishes to oppose the patent within a nine-month period following the publication of the patent grant. After the opponent files the notice, it may be a few years before the merits of the opposition are heard and decided by the European Patent Office Opposition Division and several more years before the Boards of Appeal hears and decides on any appeals. We were previously involved in five opposition proceedings in Europe relating to factor IX proteins.  Baxter International Inc. (or Baxalta) was the sole counter-party in all proceedings. Two oppositions were decided in our favor and cannot be further appealed.  Of the three remaining oppositions, Baxter either withdrew its patents or withdrew its opposition of a UNC patent (a licensed patent asset).  Accordingly, we are no longer involved in adversarial proceedings with Baxter (or Baxalta) relating to these assets in Europe.

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

For each of our product candidates, including otlertuzumab, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In addition, in July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of Aptevo’s collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported sale price of our common stock has fluctuated between $1.19 and $3.33 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Note 10 – Restatement, to the financial statements included in this Quarterly Report on Form 10-Q we restated our previously issued audited consolidated financial statements for the year ended December 31, 2015 and the unaudited financial information related to March 31, 2016 and June 30, 2016 and the three and nine months ended September 30, 2016. This restatement, along with the material weakness that were identified in our internal control over financial reporting, could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline. We have implemented actions with respect to our internal controls but to the extent these steps are not successful, we could be forced to incur additional time and expense or we may not be able to produce accurate and timely financial results. As a result of the restatement and the material weakness in our internal controls, we could be subject to stockholder, governmental, or other actions in connection with the restatement or related or other matters. Any such proceedings would, regardless of the outcome, consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we were not to prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could lead to a loss of investor confidence.

The public announcement of data from clinical studies or news of any developments related to our product pipeline may cause significant volatility in our stock price.

The announcement of data from clinical studies by us or our collaborative partners or news of any developments related to our key pipeline product candidates may cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key pipeline product candidates, or any delay in our anticipated timelines for filing for regulatory approval, could cause our stock price to decline significantly. There can be no assurance that data from clinical studies will support a filing for regulatory approval or even if approved, that any of our key pipeline products will become commercially successful.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of September 30, 2017, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

2.1*†#	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.
3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 2, 2016)
3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 2, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 10, filed on June 29, 2016).
4.2

Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders (incorporated by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K, filed on August 2, 2016).

10.1

Amendment No. 2 to Credit and Security Agreement, dated as of September 28, 2017, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2017).

10.2*†	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#

Schedules to the LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 9, 2017	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer