Form 10-K
period 2017-12-31
Aptevo Therapeutics Inc.
filed 2018-03-13
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate b check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.      ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the registrants most recently completed second fiscal quarter, was $35.8 million, based upon the closing price of the Registrant’s common stock on the NASDAQ Stock Market LLC on such date.

Excludes an aggregate of 4,033,743 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 9, 2018, the number of shares of Registrant’s common stock outstanding was 21,112,605

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Aptevo,” and the “Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

ii

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

Item 1. Business.

OVERVIEW

We are a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR™ (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, as well as various investigational stage product candidates in immuno-oncology and autoimmune and inflammatory diseases.

In August 2015, Emergent BioSolutions Inc., or Emergent, announced a plan to separate into two independent publicly traded companies, one a biotechnology company and the other a global specialty life sciences company. To accomplish this separation, Emergent created a new company, Aptevo Therapeutics Inc., or Aptevo, to be the parent company for the development-based biotechnology business focused on novel oncology, hematology, and autoimmune and inflammatory therapeutics. We were incorporated in Delaware in February 2016 as a wholly owned subsidiary of Emergent. To effect the separation, Emergent made a pro rata distribution of Aptevo’s common stock to Emergent’s stockholders on August 1, 2016.

Our product portfolio is composed of a marketed product for hematology and investigational stage candidates based on our ADAPTIR platform, primarily focused on immuno-oncology indications. IXINITY is our marketed commercial product. It is a coagulation factor IX (recombinant) therapeutic indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations. Our clinical investigational stage product candidates in immuno-oncology, APVO414 (formerly MOR209/ES414), otlertuzumab and our preclinical candidates, APVO436, APVO210 and a proof of concept bispecific immunotherapeutic protein targeting ROR1 are built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. The platform can be used to produce monospecific, bispecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, which we believe provide structural and functional advantages over monoclonal antibodies. The mechanisms of action for APVO414, otlertuzumab and our preclinical candidates, APVO436, APVO210 and a proof of concept bispecific immunotherapeutic protein targeting ROR1, include: direct tumor cytotoxicity, antibody-dependent cell-cytotoxicity, redirected T-cell cytotoxicity (RTCC), or targeted cytokine delivery. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses. We are skilled at product candidate generation, validation and subsequent pre-clinical and clinical development using the ADAPTIR platform. We intend to progress ADAPTIR molecules from concept to marketed product by way of our protein engineering, pre-clinical development, process development and CRO management, cGMP manufacturing oversight and clinical development capabilities. We also expect to have the ability to launch, market and commercialize these product candidates upon approval and might also use contracted resources to augment our capabilities.

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

On September 28, 2017, we announced that we completed the sale of our Hyperimmune Business to Saol for total consideration of up to $74.5 million. At the closing of the acquisition, Saol paid us an upfront payment totaling $65.0 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement. In addition, we may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing.

STRATEGY

We seek to grow our business by, among other things:

Advancing our ADAPTIR™ platform, initially focusing on immunotherapy and the development of novel bispecific proteins for the treatment of cancer. We focus on product development using our ADAPTIR platform. We plan to generate additional bispecific protein immunotherapies for early development, potentially with other collaborative partners, to further validate the potential of the ADAPTIR platform. We intend to favor the development of bispecific candidates that have the potential to demonstrate proof of concept early in development and are differentiated in key oncology indications. We expect to continue to expand the ADAPTIR product pipeline to address areas of unmet medical need. Bispecifics and multispecific ADAPTIR proteins will be generated to target tumors using the immune system or direct cytokine delivery to selective cell populations. We believe these product candidates may have utility in oncology, autoimmune disease and other therapeutic areas.

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

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to continue to develop and grow our product portfolio through internal research and development as well as through collaborations with other biotechnology and pharmaceutical companies, academia and non-governmental organizations.

Supporting the future growth of our pipeline by maximizing the financial contribution of IXINITY. We intend to continue to maximize the financial contribution of IXINITY for the purpose of funding our research and development efforts. This may require further investments.

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

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

We believe the ADAPTIR platform is a promising platform technology within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR molecules and monoclonal antibodies, allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our ADAPTIR molecules, we are able to select for desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including but not limited to RTCC and targeted cytokine delivery. We are able to expand our ADAPTIR platform to generate bispecifics that target tumor antigens in combination with costimulatory molecules including TNF-Receptor family members. We believe the ADAPTIR platform may prove to have advantages over other immunotherapeutics and other bispecific T-cell engaging technologies. In pre-clinical studies, we have gathered data indicating that APVO414 and APVO436 may have high potency and activity at low doses, a long half-life, and reduced cytokine release. This molecule is able to be produced using standard manufacturing practices. Further clinical and preclinical studies may not confirm or establish the anticipated benefits of this platform.

We own all ADAPTIR platform intellectual property. See section entitled “Intellectual Property” for additional information about the ownership rights to ADAPTIR intellectual property. We have a non-exclusive research license with Lonza Sales AG, or Lonza, for certain Chinese hamster ovary, or CHO, cell lines, which are cells derived from the ovary of a Chinese hamster. The Lonza CHO cell line is often used in the production of therapeutic proteins, in protein expression and the GS (glutamine synthetase) Gene Expression SystemTM, or GS System (GS Gene Expression System is a registered trademark of Lonza).

Product Portfolio

Product Candidates

Our pipeline includes investigational stage product candidates in immuno-oncology.

APVO414 (formerly known as MOR209/ES414). APVO414 is a targeted immunotherapeutic protein under development for metastatic castration-resistant prostate cancer, currently in Phase 1 clinical development. APVO414, a bispecific protein, was constructed using our ADAPTIR platform technology. It activates host T-cells to specifically kill tumor cells expressing prostate specific membrane antigen, or PSMA, an enzyme that is commonly overexpressed on the surface of prostate cancer cells. APVO414 contains two pairs of binding domains, one targeting the CD3 of the TCR complex and one targeting PSMA on tumor cells; these binding domains are linked to opposite ends of an antibody Fc region which extends the serum half-life and enables use of a purification process typical of antibodies. In pre-clinical studies, APVO414 has been shown to redirect T-cell cytotoxicity towards prostate cancer cells expressing PSMA.

In December 2015, after a review of data from the ongoing Phase 1 dose escalation study in prostate cancer patients, we concluded that the dosing regimen and administration required adjustment. The decision to adjust was not based on safety aspects but was driven by the high complexity and properties of this first generation ADAPTIR bispecific molecule. Patients receiving weekly doses APVO414 developed antibodies against the drug; this is called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose drug that could be given safely on a weekly basis. These antibodies bind to the drug, reducing the concentration of APVO414 in the blood and thus could potentially reduce its efficacy. We observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. The protocol has been amended to continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA and the amended trail commenced December 2016.

Otlertuzumab. Otlertuzumab is a monospecific protein therapeutic intended for the treatment of peripheral T-cell lymphoma (PTCL). PTCL is a malignancy involving T-cells. Otlertuzumab is a humanized anti-CD37 monospecific protein therapeutic built using the ADAPTIR platform technology. It specifically binds to CD37, a receptor found on malignant B-cells and T-cells. It functions like an antibody by direct killing of tumor and also engages natural killer cells, which are lymphocytes of the immune system, and other effector cells to kill the tumor cell. We believe that otlertuzumab’s novel properties may provide patients with improved therapeutic options and enhanced efficacy when used in combination with chemotherapy or other targeted therapeutics.

We completed a Phase 2 clinical trial evaluating the combination of otlertuzumab and bendamustine (a chemotherapy agent) versus bendamustine alone in patients with relapsed CLL. In that clinical trial the combination of otlertuzumab and bendamustine was superior to bendamustine alone. The combination was well tolerated with significantly increased response rate and prolonged progression free survival rate (15.9 months vs. 10.1 months) over single agent bendamustine treatment. The overall incidence of serious adverse events was similar between the two treatment cohorts. There was a higher incidence of adverse events of fever, neutropenia (which is a low white blood cell count which can predispose a patient to infection) and thrombocytopenia (which is a low platelet count that if severe could lead to bleeding) with the combination. The addition of otlertuzumab did not appear to increase the number of serious adverse events, as there were fewer discontinuations for adverse events with the combination compared to bendamustine alone.

We are conducting a Phase 2 clinical trial to evaluate the safety and efficacy of otlertuzumab in combination with bendamustine, in patients with relapsed PTCL. The trial plan is to enroll 24 patients, with the first patient enrolled in January 2018.

APVO436. We have developed APVO436, a preclinical ADAPTIR bispecific immunotherapeutic protein targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor. APVO436 utilizes redirected T-cell cytotoxicity (RTCC) to initiate killing of CD123 expressing tumor cells. Preclinical data on this anti-CD123 ADAPTIR bispecific was presented at the 2017 annual meeting of the American Association for Cancer Research and 2017 American Society of Hematology (ASH). These data demonstrate in vitro RTCC activity and in vivo tumor cell killing in animal models of disease (AACR) and demonstrate that APVO436 can kill AML blasts using patient derived peripheral blood cells in the presence of APVO436.

APVO210. APVO210 is an anti-inflammatory molecule engineered using our ADAPTIR platform technology currently in pre-clinical development. It is under development for the treatment of psoriasis and inflammatory bowel disease, including ulcerative colitis and Crohn’s Disease, and other autoimmune and inflammatory diseases. APVO210 is a targeted cytokine therapeutic, specifically, it is designed to deliver a modified form of the anti-inflammatory cytokine, IL-10, to antigen presenting cells, or APCs, that express CD86. APCs are a therapeutic target of interest for an anti-inflammatory therapeutic such as APVO210 because, as described further below, APCs play a critical role in the immune response. Structurally, APVO210 contains a modified form of IL-10, coupled to binding sites specific for CD86, linked by an antibody Fc region. The mechanism of action results in suppression of T-cell responses through inhibition of antigen presentation. Antigen presenting cells play a central role in the generation and regulation of immune response and inflammation; therefore, inhibiting their function represents a therapeutic opportunity to suppress immunopathological processes in autoimmune and inflammatory disease. APVO210 preclinical data demonstrate potent in vitro and in vivo antagonism of T-cell proliferation in human mixed lymphocyte reactions and in a humanized graft-versus-host disease model. Humanized refers to chemically altering animal proteins to resemble natural human amino acid sequences (or the order in which they bond). The APVO210 ADAPTIR molecule also has potential to suppress immune responses and serve in anti-inflammation applications that occurs in inflammatory bowel disease, psoriasis, rheumatoid arthritis, graft versus host disease (GVHD) and in the treatment of transplant rejection. As a molecule designed using our ADAPTIR platform technology, the APVO210 half-life is extended as demonstrated in preclinical rodent studies. Also, manufacturing benefits are realized because the platform enables use of a purification process that is typically used for making antibodies.

ALG.APV-527. ALG.APV-527 is a bispecific antibody candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.  4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the tumor antigen, including breast, cervical, non-small-cell-lung, prostate, renal, gastric, colorectal and bladder cancers.

ROR1 Bispecific. ROR1 Bispecific is a proof-of-concept bispecific candidate targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related malignancies.  Initial preclinical data demonstrate redirected T cell killing of tumors expressing ROR1 in vitro and in vivo in animal models.

ADAPTIR Therapeutic Candidates. We have multiple additional candidates that are focused on immuno-oncology and based on the ADAPTIR platform technology that are in different stages of pre-clinical development.

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

APVO414 is currently being tested in its first clinical trial in humans. Twenty-one patients have received the drug. One of the significant serious adverse events associated with the drug to date is infusion reactions. Infusion reactions are often associated with the infusion of a protein and are expected with a drug that activates T-cells. The other serious adverse events that have been reported with infusion of the drug include: fever, fatigue, hypertension, bronchospasm, chills and rigors. The severity of these reactions varied by patient and were managed medically and resolved.

Competition

Our product candidates face significant competition. Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications. Specifically, the competition with respect to our product candidates includes the following:

•

APVO414. If approved for the treatment of metastatic castration-resistant prostate cancer, we anticipate that APVO414 would compete with Taxotere® (Sanofi-Aventis U.S. LLC), Jevtana (Sanofi-Aventis U.S. LLC), Zytiga® (Janssen Biotech, Inc.), Xtandi® (Astellas Pharma, Inc.), Xofigo® (Bayer HealthCare Pharmaceuticals Inc.), and potentially other products currently under development. There is a potential that APVO414 could also be used in combination with these same agents. According to the American Cancer Society, prostate cancer is the most common cancer in men in the United States. Screening, radiation, surgery and hormone ablation therapy have greatly improved the detection and treatment of early stage prostate cancer. New therapies approved recently for patients with metastatic castration-resistant prostate cancer only improve life expectancy by a few months, and a significant medical need still exists for these individuals.

•	Otlertuzumab. If approved for PTCL, otlertuzumab would compete with other targeted agents and chemotherapies, including: Istodax (Celgene) and Folotyn (Spectrum).
•

APVO436. If approved for AML, we anticipate that APVO436 would compete with other agents targeting CD123 that are in development if they are also approved. Bispecifics in development targeting CD123 include: MGD006 (Macrogenics), JNJ-63709178 (Janssen) and XmAb14045 (Xencor). There are at least two CAR-T therapies in development: CART123 (University of Penn.) and CARTCD123 (NCI/City of Hope). Other competitive products targeting CD123 are: SGN-CD123A (antibody drug conjugate, Seattle Genetics), SL-401 (antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), and CSL362 (monoclonal antibody, CSL/Janssen).

•

APVO210. If approved, we anticipate that APVO210 would compete with products indicated for inflammatory bowel diseases such as ulcerative colitis, including: HUMIRA® (AbbVie Inc.), Remicade® (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Entyvio® (Takeda Pharmaceuticals U.S.A., Inc., a subsidiary of Takeda Pharmaceutical Company Limited). Depending on what APVO210 is approved for, we anticipate that it could also compete with products indicated for moderate to severe Crohn’s Disease, including: Stelara (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Xeljanz (Pfizer Inc.). For other autoimmune disease there are a number of other drugs which APVO210 would compete against. For example, in psoriasis alone there are four anti-TNF inhibitors and four anti-interleukins approved by the FDA.

COLLABORATIONS AND LICENSES

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary, Aptevo Research and Development LLC, or Aptevo R&D, entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, Under this collaboration agreement, Alligator also granted to Aptevo R&D a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and 5T4.

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

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of this product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the opt-out occurs. The parties have also agreed on certain technical criteria or ‘stage gates” related to the development of this product that, if not met, will cause an automatic termination and wind-down of the Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

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

MARKETED PRODUCT

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

Manufacturing

We rely primarily on AGC Biologics, formally known as CMC Biologics, Inc. (AGC) for drug substance manufacture of IXINITY, on Patheon UK Limited for fill-finish services of IXINITY and on Rovi Contract Manufacturing, S.L. for supply of the syringe pre-filled with water for injection packaged with IXINITY.

Sources and Availability of Raw Materials

Agreement with AGC Biologics. We rely on AGC, for the manufacture of the substance that becomes the active ingredient (the bulk drug substance) in the production of our IXINITY product. On June 17, 2017, we entered into a non-exclusive Commercial Supply (Manufacturing Services) Agreement with AGC, pursuant to which, subject to specified exceptions, we are obligated to purchase at least four batches and AGC is obligated to maintain a maximum capacity for ten batches of IXINITY bulk drug substance per full year. The agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms. AGC is obligated to use commercially reasonable efforts to perform services in accordance with our forecast and projected delivery dates. In the event there is a supply failure as defined under the agreement, the agreement becomes non-exclusive with respect to 50% of our forecasted demand (or up to the unsupplied quantities until supply reinstatement).

The agreement provides for fees for services. Each party may terminate the agreement if the other party fails to pay any amount properly due and payable with ten business days of notice demanding payment after the expiration of the original payment term or if the other party materially breaches the agreement and fails to remedy any such breach capable of remedy during a twenty business day notice period. Each party may terminate the agreement if the other party experiences certain bankruptcy events. This agreement may be terminated by either party in the event of a material breach by the other party; however, termination shall not affect the accrued rights of either party. We may also terminate our obligations under the agreement with a specified amount of prior notice, if AGC has any material permit or regulatory license permanently revoked preventing the performance of services by AGC, if AGC is subject to certain competitor change of control events, or where there is a supply failure prior to a supply reinstatement where AGC does not reinstate supply within twelve months of the supply failure.

Agreement with Patheon UK Limited. Patheon UK Limited, or Patheon, through an affiliate, is currently the sole source third-party manufacturer that performs the services of filling the bulk drug substance into vials for our IXINITY product. We have a non-exclusive Manufacturing Services Agreement with Patheon pursuant to which Aptevo is obligated to order, and Patheon agrees to perform, a specified amount of such services on an annual basis. Under the agreement, Patheon also agrees to use commercially reasonable efforts to perform services in excess of such minimum purchase commitments subject to its available capacity. The agreement has an initial three-year term expiring on May 26, 2018, and will automatically renew for successive terms of two years each, unless either party gives the other party at least eighteen months’ notice. We may terminate the agreement on a specified amount of notice if a regulatory authority prevents us from importing, exporting, purchasing or selling the product or if we no longer order services for a product due to the product’s discontinuance in the market; however, we must still perform any surviving obligations as specified in the agreement. Patheon may terminate the agreement upon six months’ notice if we assign our rights under the agreement to an assignee that, in Patheon’s opinion acting reasonably, is not a credit-worthy substitute, a Patheon competitor, or an entity with whom Patheon has had prior unsatisfactory business relations. Each party may terminate the agreement if the other party breaches the agreement and the breach is not cured within a specified period of time, if the other party experiences certain bankruptcy events, or upon a period of notice if the parties do not agree upon certain pricing adjustments. Except in respect of liability for certain third party claims, breach of confidentiality obligations, or replacement of defective product, Patheon’s liability is limited under the agreement to 10% of the revenues for such year to Patheon under the agreement. Patheon’s liability in respect of replacement of defective product is limited to the amount paid by us to Patheon for such product. Except in respect of a breach of confidentiality obligations, neither party is liable to the other under the agreement for any loss of profits or other damages of an indirect or consequential nature.

Agreement with Rovi Contract Manufacturing, S.L. Rovi Contract Manufacturing, S.L., or Rovi, is currently the sole source third-party manufacturer that supplies the syringe pre-filled with water for injection, that is packaged with and required for reconstitution of our IXINITY product. We have a non-exclusive supply agreement with Rovi pursuant to which Rovi is obligated to use its best efforts to supply the quantity of syringes ordered by us. The agreement has a five-year term expiring on April 28, 2019, and will automatically renew for successive five-year terms, unless Rovi provides us with written notice of its intent not to renew at least twenty-four months prior to the expiration of the term or any renewal term. We may terminate the agreement for any reason on at least twelve months’ prior notice. Each party may terminate the agreement if the other party breaches the agreement and the breach is not cured within a specified period of time.

License with the University of North Carolina to IXINITY intellectual property rights

In connection with our separation from Emergent, we assumed an exclusive license from the University of North Carolina, or UNC, to make, have made, use, offer for sale, sell and import factor IX and factor VII(a) therapeutics, including IXINITY, under certain UNC’s patents. We are required to pay a low single digit royalty obligation to UNC under the license. The license agreement expires when the last of the licensed patents expire, on a country-by-country basis. The last of the licensed patents expires in or around September 2024. We have received notification that patent term extension has been approved in the United States, and once granted, the last patent to expire in the United States will expire in or around November 2028. UNC may terminate the license if a material breach is not cured forty-five days after notice, we become bankrupt or insolvent, or we do not pay a yearly minimum earned royalty (in the mid-five digits). We can terminate the license with sixty days’ notice to UNC.

Trademark License Agreement with Emergent

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

Distribution

Our IXINITY product is sold in the United States by our commercial sales force and distributed to end-users through major U.S. distributors and wholesalers, including McKesson Corporation, and other specialty distributors. All third-party logistics (including, for instance, warehousing, inventory management, and shipping) of final drug product are provided by a third-party logistics company.

Marketing & Sales

We have biotechnology commercial operations and medical affairs teams with experience in sales, marketing, distribution, reimbursement and medical support.

The commercial operations team includes a U.S.-based field sales forces. This hemophilia sales team focuses its selling efforts primarily on hemophilia treatment centers and hematology clinics. Orders are filled upon receipt, and we generally have no orders on backlog. Reimbursement support, patient assistance/compassionate use and non-medical customer inquiries are handled by customer service personnel within our commercial operations team.

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

Competition

Currently, IXINITY competes with five recombinant factor IX products that are marketed in North America.  Two are standard half-life products:  BeneFIX® (Pfizer Inc.) and RIXUBIS® (Shire US Inc.), and three are enhanced half-life products:  IDELVION® (CSL Behring LLC), ALPROLIX® (Bioverativ Therapeutics Inc.), and Rebinyn® (Novo Nordisk Inc.).

INTELLECTUAL PROPERTY

We actively seek intellectual property protection for our products and product candidates. We own or exclusively license patent rights supporting IXINITY, the ADAPTIR platform and pipeline products including APVO414, APVO210, and otlertuzumab. We practice patent life cycle management by filing patent applications to protect new inventions relating to meaningful improvements to our products and related methods. We primarily seek patent protection for inventions that support our products and product candidates, but from time to time we seek patent protection for inventions that could, for instance, support a potential business opportunity or block a competitor from designing around our existing patents.

In general, and where possible, we pursue patent protection in countries where we believe there will be a significant market for the corresponding product or product candidate. We generally do not seek patent protection in countries where we have reason to believe we would not be able to enforce patents. For instance, we tend to not file in countries that are frequently listed on the Priority Watch List of the Special 301 Report prepared by the Office of the United States Trade Representative, with the exception that we typically file patent applications in China, Russia and India. We may also decide to take a narrower filing approach for secondary and improvement type inventions as compared to inventions that are more foundational to our products. We do not seek patent protection in countries which are on the United Nations, or U.N., list of Least Developed Countries.

The term of protection for various patents associated with and expected to be associated with our marketed product and product candidates is typically twenty years from the filing date but may vary depending on a variety of factors including the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. The protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the necessity for terminal disclaimers, the availability of legal remedies in a particular country and the validity and enforceability of the patents.

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

ADAPTIR Platform. We protect the ADAPTIR platform technology through a combination of patents and trade secrets. We own all ADAPTIR platform intellectual property, with the exception that we have non-exclusive commercial licenses and a research license with Lonza to certain intellectual property related to Lonza’s CHO cell lines and vectors. Under our Lonza research license, we have an option to take a license to use the GS System to develop and manufacture therapeutic proteins for our commercial purposes.

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

APVO414. We have patents and pending patent applications supporting the APVO414 product candidate. We have foundational patents and patent applications in countries and territories including the United States, Australia, Brazil, Canada, China, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore, South Africa, United Arab Emirates and Vietnam. The foundational patents which grant in this patent family are estimated to expire in April 2032. The estimated patent expirations are subject to change based on patent term adjustments, extensions or terminal disclaimers.

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

APVO210. We have patents and pending patent applications supporting our APVO210 product candidate. We have foundational patents and patent applications in countries and territories, including the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Japan, Mexico, New Zealand, Singapore, South Africa and South Korea. The foundational patents which grant in this patent family are estimated to expire in October 2029 outside of the United States and October 2030 inside the United States. The estimated patent expirations are subject to change based on patent term adjustments, extensions or terminal disclaimers.

Trademarks owned by Aptevo Therapeutics Inc. and its subsidiaries. Where possible, we pursue registered trademarks for our marketed products in significant markets. We own trademark registrations and pending applications for the marks: APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, IXINITY, IXINITY with logo, IXPERIENCE, and ADAPTIR in relevant jurisdictions. We own registrations or pending trademark applications for the mark APTEVO per se in Iraq, Nicaragua, Pakistan, and Ukraine.

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
•

Phase 2 clinical trials involve a small sample of individuals with the target disease or disorder and seek to assess the efficacy of the drug for specific targeted indications to determine dose response and the optimal dose range and dose regimen and to gather additional information relating to safety and potential adverse effects.

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

Post-Approval Requirements. Any biologic for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, current good manufacturing practices, or cGMP, and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, the FDA authority to require post-approval clinical trials and/or safety labeling changes if warranted. In certain circumstances, the FDA may impose a REMS after a product has been approved. Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Certain additional restrictions on advertising and promotion exist for products that have boxed warnings in their approved package inserts.

Pricing, Coverage and Reimbursement

In the United States and internationally, sales of our products and our ability to generate revenues on such sales are dependent, in significant part, on the availability and level of reimbursement from third-party payors, including state and federal governments and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. In addition, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. Various provisions of the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act), collectively referred to as the Affordable Care Act, increased the levels of rebates and discounts that we have to provide in connection with sales of such products that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation in the United States and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for our products and also could further impact the levels of discounts and rebates we are required to pay to state and federal government entities. The most significant governmental reimbursement programs in the United States relevant to our products are described below:

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

340B/PHS Drug Pricing Program. The availability of federal funds to pay for IXINITY under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-defined “ceiling” price to a variety of community health clinics and other covered entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of Medicaid and Medicare beneficiaries. A product’s ceiling price for a quarter reflects its Medicaid AMP from two quarters earlier less its Medicaid rebate amount from two quarters earlier. Therefore, the above-mentioned revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause the discount produced by the ceiling price to increase. Under the Affordable Care Act, several additional classes of entities were made eligible for these discounts, increasing the volume of sales for which we must now offer the 340B/PHS discounts.

Federal Supply Schedule. We make IXINITY available for purchase by authorized users of the Federal Supply Schedule, or FSS, administered by the Department of Veterans Affairs, or DVA, pursuant to our FSS contract with the DVA. Under the Veterans Health Care Act of 1992, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the DVA, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% less than the Non-Federal Average Manufacturer Price for the prior fiscal year.

Foreign Regulation

Currently, we maintain a commercial presence in the United States. In the future, we may further expand our commercial presence to additional foreign countries and territories. In the European Union, or EU, medicinal products are authorized following a process similarly demanding as the process required in the United States. Medicinal products must be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the EU Member States or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. The authorization process is essentially the same irrespective of which route is used. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices). We will be subject to varying preapproval, approval and post-approval regulatory requirements similar to those imposed by the FDA in each foreign country in which we conduct regulated activities.

Healthcare Fraud and Abuse and Anti-Corruption Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including state and federal anti-kickback laws false claims laws, and patent privacy and security laws. Anti-kickback laws make it illegal for a drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, to induce, or in return for, the referral of business that may be reimbursed by a third party payor (including Medicare and Medicaid), including the purchase, prescribing or recommendation of a particular drug. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback or similar laws. Civil and criminal false claims laws, false statement laws and civil monetary penalty laws prohibit, among other things, anyone from knowingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, create federal criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information.

If we violate the healthcare fraud and abuse laws, we could be subject to sanctions, including civil and administrative penalties, criminal, fines, damages, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Similar restrictions are imposed on the promotion and marketing of medicinal products in other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct are often strictly enforced.

In addition, as part of the Affordable Care Act, the federal government enacted the Physician Payment Sunshine Act. Manufacturers of drugs biologics and devices that are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program are required to annually report to CMS payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interest held by physicians and their family members. This information is posted on a public website. Failure to timely and accurately submit required information could subject us to civil penalties. Some local, state and foreign governments have similar compliance, marketing, licensure and/or transparency laws. Many of these transparency requirements are new and uncertain and the extent to which the laws will be enforced is not always clear.

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

Healthcare Reform

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the Affordable Care Act, or the ACA, was enacted which, among other things, includes changes to the coverage and payment for products under government health care programs. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. Additionally, President Trump signed the Tax Cuts and Jobs Act of 2017 on December 22, 2017, which includes a provision repealing the individual mandate under the ACA, effective January 1, 2019.

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

Research and Development

We are engaged in research and development of therapeutics including the product candidates listed above and other new candidates. We incur substantial expenses for these activities. These expenses generally include the cost of inventing new technologies and products, as well as development work on new product candidates. We pursue partnerships with various third parties and these partnerships and the sales of our approved products partially offset these expenditures. Research and development expenses for the years ended December 31, 2017 and 2016 totaled approximately $29.0 million and $29.1 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense” in this Annual Report on Form 10-K for additional information regarding expenditures related to material research and development activities.

EMPLOYEES AND OFFICE LOCATION

Aptevo employed 121 full-time persons as of December 31, 2017. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

Our principal executive offices are located at 2401 4th Ave., Suite 1050, Seattle, Washington 98121. Our telephone number is (206) 838-0500.

AVAILABLE INFORMATION

The Aptevo investor website is located at www.AptevoTherapeutics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available on our website free of charge as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC.

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

For the twelve months ended December 31, 2017, we had net income of $7.0 million. This net income was the result of our receipt of proceeds from the sale of the Hyperimmune Business in September 2017. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spinout from Emergent. As of December 31, 2017, we had an accumulated deficit of $73.7 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2017, we had cash, cash equivalents, restricted cash and investments in the amount of $91.2 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of product sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under such credit facility;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the payment obligations under our current or any future indebtedness;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the ongoing costs associated with the separation from Emergent and performance under agreements with Emergent;

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, a sale of commercial assets, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include any sale of up to $17.5 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co. We may in the future increase the amount that we plan to sell under the Equity Distribution Agreement or otherwise under our Registration Statement on Form S-3, as our public float exceeded $75.0 million as of a date within 60 days of the filing of this Annual Report on Form 10-K, and we are therefore not currently subject to the limitations of General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 during the 12 calendar months prior to and including the date of this prospectus.  Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Current economic conditions may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our product sales and commercial transactions should continue to account for a portion of our revenue.

We currently have only one revenue-generating product, IXINITY, following the sale of our three hyperimmune products: WinRho SDF, HepaGam B and VARIZIG. We expect revenues from our product sales and future product candidates to account for a portion of our revenue. The commercial success of IXINTY and future product candidates depends upon:

•	the acceptance by regulators, physicians, patients and other key decision-makers of IXINITY as safe, therapeutic and cost-effective options;
•	our ability to further develop IXINITY and obtain marketing approval for their use in additional patient populations and the clinical data we generate to support expansion of the product label;
•	the ability of AGC Biologics and our third-party service providers to provide us with sufficient saleable quantities of IXINITY;
•	the impact of competition from existing competitive products and from competitive products that may be approved in the future;
•	the continued safety and efficacy IXINITY;
•	to what extent and in what amount government and third-party payors cover or reimburse for the costs IXINITY; and
•	our success and the success of our third-party distributors in selling and marketing IXINITY.

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

To preserve the tax-free treatment of the distribution related to the separation, together with certain related transactions, we are restricted under the tax matters agreement that we entered into with Emergent, from taking any action that prevents such transactions from being tax-free for U.S. federal income tax purposes. In particular, until August 2019, we are restricted from taking certain actions (including restrictions on share issuances, business combinations, sales of assets, amendments to organizational documents and similar transactions) that could cause the distribution, together with certain related transactions, to fail to qualify as a tax-free transaction for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business, including use of our common stock to make acquisitions and equity capital market transactions. In addition, under the tax matters agreement, we are required to indemnify Emergent against any tax liabilities and related expenses arising from the failure of the distribution, together with certain related transactions, to be tax-free to the extent such failure is attributable to actions, events or transactions relating to our stock, assets or business, including the acquisition of our stock even if we did not participate in or otherwise facilitate the acquisition.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

In August 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement, and its subsequent amendments, and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the President of the United States signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had approximately $41.5 million and $20.2 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes and “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Product Development Risks

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

In certain cases, government entities may conduct studies of our product candidates, and we may seek to rely on these studies in applying for marketing approval for certain of our product candidates. These government entities have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time.

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

We believe that our most significant competitors in the hematology/oncology, inflammation and transplantation markets include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Bioverativ Therapeutics Inc., Boehringer Ingelheim GmbH, CSL Behring, a subsidiary of CSL Limited, Dendron Corp., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Pfizer Inc., Sanofi-Adventis US LLC, Shire US Inc., Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We compete, in the case of IXINITY, and expect to compete, in the cases of our product candidates in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other biotechnology companies with marketed products like ours. Each of our sales representatives is responsible for a territory of significant size. The continued growth of IXINITY and the launch of any future products may require expansion of our sales force and sales support organization internationally, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other biotechnology and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales IXINITY. IXINITY and our product candidates may also compete in the future with new products currently under development by others or biosimilar products. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products before we do or in developing products that may render our products obsolete or noncompetitive.

IXINTY or any of our product candidates, such products or product candidates may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

In the United States and internationally, sales of IXINITY and our ability to generate revenues on such sales are dependent, in significant part, on the availability and level of reimbursement from third-party payors, including government payors, such as Medicare and Medicaid, and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. Third-party payors are also increasingly challenging the prices charged for medical products and services. Third-party payors may limit access to biotechnology products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties, may reduce the demand for or negatively affect the price and potential profitability of those products. If these payors do not provide sufficient coverage and reimbursement for IXINITY or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently. Our ability to successfully commercialize IXINITY and product candidates and the demand for our products depends, in part, on the extent to which reimbursement and access is available from such third-party payors.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of IXINITY that are reimbursed by such entities. Various provisions of the ACA increased the levels of rebates and discounts that we have to provide in connection with sales of IXINITY that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation and regulatory changes in the United States and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for IXINITY and also could further impact the levels of discounts and rebates we are required to pay to state and federal government entities.

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

Healthcare legislature reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act), or ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. Additionally, President Trump signed The Tax Cuts and Jobs Act of 2017 on December 22, 2017, which includes a provision repealing the individual mandate under the ACA, effective January 1, 2019. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2 percent per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we are unable to negotiate and maintain satisfactory arrangements with group purchasing organizations and our distributors financial condition could be adversely affected.

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

Additionally, we rely on the sales and marketing strength of these distributors and the distribution channels through which they operate for a portion of our revenues. If third parties do not successfully carry out their contractual duties, or if there is a delay or interruption in the distribution of our products, it could negatively impact our revenues from product sales.

The loss of any of our sole source manufacturers, or delays or problems in the manufacture of IXINITY or our product candidates, could result in product shortages and loss in revenue or delays in clinical development.

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of sole source third-party suppliers, including AGC Biologics for our products and product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner depend on our third-party manufacturers being able to continue to meet our ongoing commercial and clinical trial needs and perform their contractual obligations. Increases in the prices we pay our suppliers, interruptions in the supply of raw materials or IXINITY themselves or lapses in quality could adversely impact our margins, profitability, cash flows and prospects.

If, for any reason, AGC, sole manufacturer of bulk drug substance for our IXINITY product, does not continue to supply us with IXINITY in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fails or refuses to comply with its obligations to us under our manufacturing arrangement, we may not have adequate remedies for any breach of contract, and its failure to supply us could result in a shortage of IXINITY, which could lead to lost revenue and otherwise adversely affect our business, financial condition, results of operations and growth prospects. In addition, if AGC fails or refuses to supply us for any reason, we may be forced to consider entering into additional manufacturing arrangements with other third-party manufacturers. In each case, we will incur significant costs and time in obtaining the regulatory approvals for these third-party facilities and in taking the necessary steps to prepare these third parties for the manufacture of IXINITY. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of IXINITY to our customers or an inability to manufacture.

For example, during 2015, we ordered nine manufacturing lots of bulk drug substance from AGC and only one of those lots was successfully manufactured and released in 2015. During 2016, we ordered five manufacturing lots of bulk drug substance from AGC and none of these lots satisfied product release specifications.

On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017. We do not currently anticipate or foresee a supply shortage or supply interruption occurring in the future.

Manufacturer of our Products and Product Candidates, especially in large quantities, is complex and time consuming.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO414, APVO210, otlertuzumab, APVO436, ALG.APV-527, and ROR1 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms.

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

Our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture IXINITY and our product candidates and market and sell our products outside of the United States and maintaining our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful, as the amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products candidates are not within our control. If we are not able to establish or maintain agreements relating to IXINITY and our product candidates in development, our results of operations would be materially and adversely affected.

We are subject to a number of risks and uncertainties associated with our international activities and operations.

We currently have limited operations outside of the United States. However, we have manufacturing, collaboration, clinical trial and other relationships outside the United States and we may seek to grow our international operations significantly over the next several years. Our future results of operations will depend in part on our ability to grow our product sales in foreign markets, particularly in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States and Canada. These risks and uncertainties include: political and economic determinations that adversely impact pricing or reimbursement policies; our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; export licensing requirements, political and economic instability, trade restrictions, and changes in tariffs and difficulties in staffing and managing foreign operations; cross border restrictions on the movement of cash funds and repatriation of earnings; foreign currency fluctuations; longer accounts receivable collection times; reduced protection of intellectual property rights in some foreign countries; the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute; and compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, anti-bribery/anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act of 2010, which could subject us to investigation or prosecution under such U.S. or foreign laws.

Regulatory and Compliance Risks

Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.

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

In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 safety and efficacy trials conducted in patients with the disease or condition being targeted.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in December 2015, after a review of data from the Phase 1 dose escalation study of APVO414 in prostate cancer patients, we concluded that the dosing regimen and administration required adjustment. Patients receiving weekly doses of APVO414 developed antibodies against the drug; which are called anti-drug antibodies, or ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug that could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active APVO414 in the blood and thus could potentially reduce its efficacy. However, we observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. Hence, the protocol has been amended to continuous intravenous infusion as a way to administer higher levels of drug and prevent the development of ADA. There is no guarantee that this change in administration will enable higher dosing and/or prevent the development of ADA. The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. Accordingly, approval by the FDA does not ensure approval by the regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by the FDA or regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products and products in development in any market on a timely basis, if at all.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. If the FDA or other regulatory or enforcement authorities determine that our communications regarding our marketed product are not in compliance with the relevant regulatory requirements and that we have improperly promoted off-label uses, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Failure by AGC or our other third-party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products or ingredients to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current cGMP requirements. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. If, in connection with any future inspection, the FDA finds that any of our third-party manufacturers is not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions such manufacturer may take, the FDA may undertake certain enforcement actions, including product seizure or withdrawal of the product from the market, imposition of restrictions on the marketing or manufacturing of a product and suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements.

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

As a biotechnology company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payors for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf to knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, to induce, or in return for, the purchase, prescribing or recommendation of an item, good, facility or service reimbursable by a federally funded healthcare program, such as the Medicare or Medicaid program. The term “remuneration” has been interpreted broadly and may constrain our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, among other activities;

•

federal civil and criminal false claims, including the federal False Claims Act, and false statement laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other payors that are false or fraudulent or making any materially false statement in connection with the delivery or payment for healthcare benefits, items or services;

•

Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to "business associates", or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•

federal physician self-referral laws, such as the Stark law, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibit submission of a claim for reimbursement pursuant to a prohibited referral;

•

the Physician Payment Sunshine Act, which imposes annual disclosure requirements to CMS on manufacturers of drugs, biologics and devices reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program of certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers or entities or marketing expenditures.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal health care fraud statutes, so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Further, there has been a recent trend in the increase of federal and state laws and regulations regarding financial arrangements with physicians. The ACA imposes new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any ownership or investment interests held by physicians and their immediate family members during each calendar year, subject to federal implementation and enforcement policies.

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

The risks of complying with these laws cannot be entirely eliminated. The risk of violation of such laws is also increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and transparency laws may prove costly. If our past or present operations, or those of our distributors are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to sanctions, including civil and administrative penalties, criminal fines, damages, exclusion from participation in U.S. federal or state health care programs, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Similarly, if healthcare providers, distributors or other entities with whom we do business are found to be out of compliance with applicable laws and regulations, they may be subject to sanctions, which could also have a negative impact on us.

If we fail to comply with our obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines.

The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of “average manufacturer price,” or AMP, and the Medicaid rebate amount under the ACA and Centers for Medicare & Medicaid Services’, or CMS’s, issuance of final regulations implementing those changes also has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report “average sales price,” or ASP, information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including IXINITY. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

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

We may not be able to obtain issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. Further, patents may lapse prior to the regulatory approval of the underlying product in one or more territories. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

In addition to patent litigation, we may be a party to adversarial proceedings before the Patent Trial and Appeal Board (PTAB) of the US Patent and Trademark Office (USPTO), or the Opposition Division of the European Patent Office (EPO). Potential proceedings before the PTAB include inter parties review proceedings, post-grant review proceedings and interference proceedings. Depending on our level of success at the PTAB and Opposition Division of the EPO, these proceedings could adversely impact our intellectual property rights with respect to our products and technology.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Patent and intellectual property laws outside of the United States may also change and be uncertain.

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

We have applications pending that cover the APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS and APTEVO RESEARCH AND DEVELOPMENT trademarks. We refer to these trademarks as our house marks. If a third party opposes any of these house marks and we are unable to reach settlement prior to the commencement of an opposition proceeding, we may incur significant expense in the course of participating in the opposition process, which can be expensive and lengthy. Any settlement with a third party may result in our agreeing to be subject to restrictions on our use of the relevant house mark. In addition, if we are unsuccessful in an opposition against a house mark, we would lose the ability to obtain trademark registration for one or more uses of the relevant mark both in the United States and in other territories which could have a material and adverse effect on our business.

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

Risk Related to Collaborations

We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.

For each of our product candidates, including otlertuzumab, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

Any collaboration that we have entered into, such as our agreement with Alligator, or may consider entering into, may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborative partners. It is likely that our collaborative partners will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Risks Related to Our Common Stock

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported sale price of our common stock has fluctuated between $1.19 and $4.26 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of December 31, 2017, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our headquarters office and laboratory space in Seattle, Washington. The Seattle facility is approximately 51,000 square feet. The Seattle lease expires in April 2020. We also lease approximately 5,000 square feet of satellite office space in Berwyn, Pennsylvania. The Berwyn lease expires in December 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The NASDAQ Global Market under the symbol “APVO” since August 1, 2016. The following table sets forth the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Market for the period indicated:

Year Ended December 31, 2016	High	Low
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	$3.33	$2.20
Fourth Quarter	$2.83	$1.83

Year Ended December 31, 2017	High	Low
First Quarter	$2.86	$1.78
Second Quarter	$2.53	$1.86
Third Quarter	$2.29	$1.19
Fourth Quarter	$4.26	$2.20

Holders of Common Stock and Outstanding Equity Awards

As of March 9, 2018, there were 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of March 9, 2018, the Company had options covering 2,760,391 shares of common stock outstanding under the 2016 Stock Incentive Plan, the 2016 Restated Stock Incentive Plan, and the 2016 Converted Stock Incentive Plan (the Plans), unvested RSUs covering 440,152 shares of common stock outstanding under the Plans, and options to purchase 22,112,605 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

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

Overview

We are a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR™ (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, as well as various investigational stage product candidates in immuno-oncology and autoimmune and inflammatory diseases.

In August 2015, Emergent BioSolutions Inc., or Emergent, announced a plan to separate into two independent publicly traded companies, one a biotechnology and the other a global specialty life sciences company. To accomplish this separation, Emergent created a new company, Aptevo Therapeutics Inc., or Aptevo, to be the parent company for the development-based biotechnology business focused on novel oncology, hematology, and autoimmune and inflammatory therapeutics. We were incorporated in Delaware in February 2016 as a wholly owned subsidiary of Emergent. To effect the separation, Emergent made a pro rata distribution of Aptevo’s common stock to Emergent’s stockholders on August 1, 2016.

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

On September 28, 2017, the Company announced that it completed the sale of its Hyperimmune Business to Saol for total consideration of up to $74.5 million. At the closing of the acquisition, Saol paid us an upfront payment totaling $65 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement, is scheduled for release in December 2018, subject to any claims. In addition, we may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing. As a result of the sale of our Hyperimmune Business, we anticipate that our future product revenue will decline and that we may experience a reduction in expenses and overhead.

Highlights for Year Ended December 31, 2017

Commercial Portfolio:

•	Reinitiated new patient acquisition efforts for IXINITY following the introduction of new IXINITY supply in May 2017
•	Grew IXINITY revenue 12% year-over-year despite the supply interruption and temporary suspension of new patient acquisition activities
•	Presented new clinical data evaluating the safety and efficacy of IXINITY in children with Hemophilia B, showing that IXINITY appears to be safe and well tolerated in this subject population

Pipeline:

•

Announced plans to commence a Phase 2 clinical study of otlertuzumab in a new indication – peripheral T-cell lymphoma (PTCL), which will enroll up to 24 patients with relapsed or refractory PTCL in an open-label, proof-of-concept Phase 2 clinical study evaluating the safety and efficacy of otlertuzumab in combination with bendamustine

•	Continued to advance APVO414 in a dose escalation Phase 1 study and presented preliminary data from the continuous infusion dose cohorts
•

Expanded Aptevo’s ADAPTIR portfolio and announced the selection of an additional ADAPTIR bispecific antibody candidate, APVO436 – an optimized, next-generation ADAPTIR bispecific molecule targeting the cell-surface receptor CD123 and CD3, which is highly expressed in multiple hematological malignancies, including acute myeloid leukemia (AML)

•

Presented new preclinical data on APVO436 at the American Association for Cancer Research Annual Meeting demonstrating potent immune activation, traditional antibody-like manufacturing characteristics, and an extended half-life in mice of up to 12.5 days

•

Presented additional preclinical data on APVO436 at the American Society of Hematology 59th Annual Meeting showing broad immunotherapeutic activity against primary human AML cells in vitro, illustrating its utility as a potent and selective immunotherapeutic candidate in the treatment of AML

•

Demonstrated the versatility of the ADAPTIR platform with the development of ALG.APV-527, (partnered with Alligator Bioscience) which targets a co-stimulatory receptor found on activated T cells, illustrating the capability of the ADAPTIR platform to generate immunotherapeutic antibodies with different mechanisms of immune system engagement, in this case targeting 4-1BB and the tumor antigen, 5T4, which is found on various different types of cancer cells

•

Initiated CMC and IND-enabling activities for APVO436, APVO210, and ALG.APV-527, and announced plans to file 2 Investigational New Drug (IND) applications in 2018 for APVO436, being developed for the treatment of AML, and, APVO210, being developed for the treatment of autoimmune and inflammatory diseases

Corporate:

•

Monetized Aptevo’s non-core commercial assets and completed the sale of three hyperimmune products, (WinRho® SDF, HepaGam B®, and VARIZIG®) to Saol Therapeutics for total consideration of up to $74.5 million, raising significant non-dilutive funding to support Aptevo’s ongoing commercial and R&D efforts

•	Signed a collaboration agreement with Alligator Bioscience to jointly develop and advance a lead bispecific antibody candidate, ALG.APV-527
•	Amended the terms of a credit agreement with MidCap Financial allowing Aptevo to retain a $20 million credit facility with MidCap

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Product sales of IXINITY increased by $1.1 million, or 12%, to $10.9 million for the year ended December 31, 2017 from $9.8 million for the year ended December 31, 2016. This increase was related to the continuing expansion of our Hemophilia B patient base.

Collaborations revenue increased by $3.5 million, to $3.7 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016. This increase was due to a one-time recognition of the remaining deferred revenue related to our collaboration with MorphoSys of $3.7 million upon the termination of this collaboration in the third quarter of 2017.

Cost of Product Sales

The primary expense we incur to deliver IXINITY to our customers is manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average cost per unit.

The following table provides information regarding our cost of products sales, including gross margin for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change	Percent
Product sales	$10,949	$9,805	$1,144	12%
Cost of product sales	5,010	12,467	(7,457)	-60%
Gross profit	$5,939	$(2,662)	$8,601
Gross margin percent	54%	-27%

Cost of product sales decreased by $7.5 million, or 60%, to $5.0 million for the year ended December 31, 2017 from $12.5 million for the year ended December 31, 2016. This decrease was primarily due to a write off of approximately $7.1 million in unsalable IXINITY inventory in 2016. Gross profit increased due to a one-time $3.0 million benefit in the first six months of 2017 related to a settlement dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and discovery activities, including conducting preclinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses primarily consist of:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	external research and development expense incurred under agreements with third-party contract research organizations (CRO’s) and investigative sites;
•	manufacturing material expense for third-party manufacturing; and
•	overhead costs such as rent, utilities and depreciation.

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

Our principal research and development expenses by program for the year ended December 31, 2017 and 2016 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2017	2016	Change
Clinical programs:
APVO414	$3,465	$3,172	$293
otlertuzumab	1,245	1,641	(396)
Total clinical programs	4,710	4,813	(103)

Preclinical program, general research and discovery	22,330	17,671	4,659
IXINITY	1,981	6,636	(4,655)
Total	$29,021	$29,120	$(99)

Research and development expenses decreased by $0.1 million, to $29.0 million for the year ended December 31, 2017 from $29.1 million for the year ended December 31, 2016. This change was primarily comprised of:

•	a decrease in expense for otlertuzumab related to the timing of clinical trial activities; and
•	a decrease in expense for IXINITY resulting from decreased manufacturing process development activities and the timing of clinical trial activities; offset in part by

•

an increase in the expenses for our preclinical program, general research and discovery programs is primarily related to research and development activities as new pipeline product candidates or programs are being evaluated; and

•	an increase in expense for APVO414 primarily due to the timing of manufacturing activities.

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

For the year ended December 31, 2017 selling, general and administrative expenses decreased by $1.6 million, or 4%, to $34.6 million from $36.2 million for December 31, 2016. This decrease was primarily due to lower marketing program costs for IXINITY and reduced personnel costs associated with the sale of the Hyperimmune Business.

Impairment of Goodwill and Intangible Asset

In 2016 we recorded impairments of approximately $71.0 million of long-term assets, which consisted of $41.8 million of intangible assets and $29.2 million of goodwill. No such impairments were recorded during 2017. Impaired assets consisted of certain of our indefinite-lived In-Process Research and Development (IPR&D) and goodwill.

Other Income (Expense)

Other expense, consists primarily of interest on debt financing. This increase in expense of $1.1 million in 2017 compared to 2016 was due to the interest on the loan entered into with MidCap Financial Trust in the last half of 2016.

Discontinued Operations

On September 28, 2017, we sold our Hyperimmune Business to Saol International Limited (Saol). As a result of this sale, our Hyperimmune Business activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. In 2017, we recorded a gain of $52.7 million. See Note 2 – Sale of Hyperimmune Business in the accompanying financial statements for further information on the divestiture.

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

The following table provides information regarding our income tax for both continuing and discontinued operations for the periods ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Loss from continuing operations before income taxes	(55,893)	(139,583)
Benefit from income taxes on continuing operations	23,301	19,692
Net loss from continuing operations	(32,592)	(119,891)
Discontinued operations
Income from discontinued operations, before income taxes	62,864	11,828
Income tax expense	(23,299)	(4,352)
Income from discontinued operations	39,565	7,476
Net income (loss)	$6,973	$(112,415)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash, cash equivalents and short-term investments in the amount of $91.2 million, of which $10.4 million is restricted. For the year ended December 31, 2017, we reported net income of $7.0 million and we had an accumulated deficit of $73.7 million as of December 31, 2017. For the twelve months ended December 31, 2017, net cash used in our operating activities was $41.6 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least fifteen months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marketed product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

On August 1, 2016, in connection with our spin-off from Emergent, we issued 20.2 million shares of our common stock to Emergent stockholders and recorded a contribution from Emergent of $71.2 million. The transactions recorded in 2016 included a one-time payment of $45.0 million, and a working capital reimbursement for outstanding payments of $1.4 million, a noncash transfer of an intangible asset of $0.7 million, and a net transfer of cash from Emergent of $24.2 million. In addition, in the first quarter of 2017 we received $20.0 million as payment for a promissory note issued at the time of the spin-off.

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

On September 28, 2017, Saol paid us an upfront payment totaling $65.0 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement and is scheduled for release in December 2018, subject to any claims.

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares (the Shares) of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any Shares under the Equity Distribution Agreement. The sale of the Shares by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 (the Registration Statement).

Pursuant to the Equity Distribution Agreement, each time we wish to issue and sell Shares under the Equity Distribution Agreement (each, a Placement), we will notify Piper Jaffray of the parameters within which we desire to sell the Shares, which shall at a minimum include the number of Shares (Placement Shares) to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made (a Placement Notice).

Upon our issuance of a Placement Notice, and unless the sale of the Placement Shares described therein has been declined, suspended or otherwise terminated in accordance with the terms of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on behalf of Aptevo and as agent, such Placement Shares up to the amount specified, and otherwise in accordance with the terms of such Placement Notice.

Pursuant to the Equity Distribution Agreement, Piper Jaffray may sell Placement Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Common Stock or to or through a market maker. The Equity Distribution Agreement provides that Piper Jaffray will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from each Placement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all Shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by Aptevo or Piper Jaffray upon notice to the other party.

Capital Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:

•	the level, timing and cost of IXINITY product sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	capital improvements to new or existing facilities;
•	the payment obligations under any future indebtedness;
•	the scope, progress, results and costs of our development activities; and
•	the costs of commercialization activities, including product marketing, sales and distribution.

We expect our cash, cash equivalents and short-term investments will support our operations for the next fifteen months, at least, based on current operating plans and financial forecasts.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	(41,573)	(36,862)
Investing activities	29,458	(47,394)
Financing activities	9,534	89,295
(Decrease) Increase in cash and cash equivalents	$(2,581)	$5,039

Net cash used in operating activities of $41.6 million for the year ended December 31, 2017 was primarily impacted by the non-cash reporting of the gain on sale of the Hyperimmune Business. Net cash used in operating activities of $36.5 million for the year ended December 31, 2016 was primarily due to our net loss of $112.4 million, off-set by a one-time impairment of goodwill and intangible assets of $71.0 million.

Net cash provided by investing activities for the year ended December 31, 2017, was primarily due to the cash proceeds from the sale of our Hyperimmune Business and the maturity and redemption of investments of $70.7 million, offset by investment purchases of $99.6 million. For the year ended December 31, 2016, the largest component of the cash used in investing was $44.9 million in purchases of corporate bonds and US government and agency debt securities.

Net cash provided by financing activities for the year ended December 31, 2017 includes the net proceeds received from Emergent in connection with the spin-off in support of a promissory note to support our operations offset by the establishment of $10.0 million in restricted cash in accordance with our loan agreement. The net cash provided by financing activities for the year ended December 31, 2016 includes $18.0 million in proceeds from long-term debt, as well as a transfer of $71.2 million from our former parent prior to the spin-off.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 Years	More than 4 years
Contractual obligations:
Operating lease obligations	$3,867	$1,713	$2,154	$—

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

Stock-Based Compensation

Under the Financial Accounting Standards Board’s (FASB) ASC 718, Compensation—Stock Compensation, we measure and recognize compensation expense for restricted stock units (RSUs), and stock options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

New Accounting Standards

For a discussion of new accounting standards please see Note 1 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Index to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aptevo Therapeutics Inc.

Opinion on the Financial Statements:

We have audited the accompanying balance sheets of Aptevo Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of comprehensive loss, changes in stockholders equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion:

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 13, 2018

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$7,095	$9,676
Short-term investments	73,688	44,849
Accounts receivable	2,141	307
Inventories	1,028	461
Current assets held for sale	—	10,155
Restricted cash, current portion	400	400
Prepaid expenses	4,022	3,540
Other current assets	6,710	2,026
Total current assets	95,084	71,414
Restricted cash, net of current portion	10,000	—
Property and equipment, net	5,843	5,910
Intangible assets, net	6,080	6,910
Long-term assets held for sale	—	7,624
Total assets	$117,007	$91,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,350	$10,518
Accrued compensation	4,626	4,009
Deferred revenue, current portion	—	811
Current portion of long-term debt	3,333	—
Other short-term liabilities	3,201	278
Current liabilities held for sale	—	3,928
Total current liabilities	18,510	19,544
Deferred revenue, net of current portion	—	2,896
Long-term debt, net	15,728	18,383
Other liabilities	734	469
Total liabilities	34,972	41,292

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 21,605,716 and 20,271,737 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	22	20
Additional paid-in capital	155,837	151,271
Accumulated other comprehensive loss	(105)	(33)
Contribution receivable from former parent	—	(20,000)
Accumulated deficit	(73,719)	(80,692)
Total stockholders' equity	82,035	50,566
Total liabilities and stockholders' equity	$117,007	$91,858

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016
Revenues:
Product sales	$10,949	$9,805
Collaborations	3,709	180
Total revenues	14,658	9,985
Costs and expenses:
Cost of product sales	5,010	12,467
Research and development	29,021	29,120
Selling, general and administrative	34,576	36,158
Impairment of goodwill and intangible assets	—	71,013
Loss from operations	(53,949)	(138,773)
Other expense:
Other expense	(1,944)	(810)
Total other expense	(1,944)	(810)
Loss before income taxes	(55,893)	(139,583)
Benefit from income taxes	23,301	19,692
Net loss from continuing operations	(32,592)	(119,891)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	62,864	11,828
Income tax expense	(23,299)	(4,352)
Income from discontinued operations	39,565	7,476
Net income (loss)	$6,973	$(112,415)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.53)	$(5.92)
Net income from discontinued operations	$1.86	$0.37
Net income (loss)	$0.33	$(5.55)
Weighted-average shares used to compute per share calculation	21,335,157	20,239,160

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2017	2016
Net income (loss)	$6,973	$(112,415)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net	(72)	(33)
Total comprehensive income (loss)	$6,901	$(112,448)

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016
Operating Activities
Net income (loss)	$6,973	$(112,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,884	3,809
Depreciation and amortization	3,127	3,362
Gain on sale of Hyperimmune Business	(52,697)	—
Impairment of goodwill and intangible assets	—	71,013
Non-cash interest expense	925	—
Other	(287)	—
Income taxes	(2)	(15,817)
Change in fair value of contingent consideration	—	(444)
Changes in operating assets and liabilities:
Accounts receivable	(1,834)	2,172
Inventories	(567)	13,683
Income taxes	—	1,376
Prepaid expenses and other current assets	(1,628)	(3,223)
Accounts payable, accrued compensation and other liabilities	195	2,479
Change in assets and liabilities held for sale	2,700	—
Restricted cash	—	(400)
Sales rebates and discounts	345	997
Deferred revenue	(3,707)	(3,454)
Net cash used in operating activities	(41,573)	(36,862)
Investing Activities
Proceeds from the maturity of investments	70,730	—
Cash proceeds from sale of Hyperimmune Business	59,763	—
Purchases of property and equipment	(1,402)	(2,512)
Purchases of investments	(99,633)	(44,882)
Net cash provided by (used in) investing activities	29,458	(47,394)
Financing Activities
Transfer from former parent, prior to spin-off	—	71,219
Settlement of contribution receivable from former parent	20,000	—
Proceeds from long-term debt, net of issuance costs (and modification fees)	(150)	18,038
Common stock issued upon exercise of stock options	442	38
Value of equity awards withheld for tax liability	(758)	—
Restricted cash related to loan agreement	(10,000)	—
Net cash provided by financing activities	9,534	89,295
(Decrease) increase in cash and cash equivalents	(2,581)	5,039
Cash and cash equivalents at beginning of period	9,676	4,637
Cash and cash equivalents at end of period	$7,095	$9,676

Supplemental disclosures:
Contribution receivable from former parent	$—	$20,000
Cash paid for interest	$1,778	$537
Cash paid for taxes	$1,359	$162

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(in thousands, except share amounts)

			Former			Contribution	Accumulated
			Parent	Additional		Receivable	Other	Total
	Common Stock		Investment	Paid-In	Accumulated	from Former	Comprehensive	Stockholders'
	Shares	Amount	in Subsidiary	Capital	Deficit	Parent	Loss	Equity
Balance at December 31, 2015	—	$—	$320,606	$—	$(231,988)	$—	$—	$88,618
Capitalization upon spinoff	20,229,849	20	—	—	—	—	—	20
Transfers from former parent	—	—	(288,883)	147,424	231,988	(20,000)	—	70,529
Unrealized losses on available- for-sale investments	—	—	—	—	—	—	(33)	(33)
Common stock issued upon exercise of stock options	9,144	—	—	20	—	—	—	20
Common stock issued upon vesting of restricted stock units	32,744	—	—	18	—	—	—	18
Stock-based compensation	—	—	—	3,809	—	—	—	3,809
Net loss for the period	—	—	(31,723)	—	(80,692)	—	—	(112,415)
Balance at December 31, 2016	$20,271,737	$20	$—	$151,271	$(80,692)	$(20,000)	$(33)	$50,566
Unrealized losses on available- for-sale investments	—	—	—	—	—	—	(72)	(72)
Transfers from former parent	—	—	—	—	—	20,000	—	20,000
Common stock issued upon exercise of stock options	174,763	—	—	440	—	—	—	440
Common stock issued upon vesting of restricted stock units	1,159,216	2	—	(758)	—	—	—	(756)
Stock-based compensation	—	—	—	4,884	—	—	—	4,884
Net income for the period	—	—	—	—	6,973	—	—	6,973
Balance at December 31, 2017	$21,605,716	$22	$—	$155,837	$(73,719)	$—	$(105)	$82,035

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, IXINITY, as well as various investigational stage product candidates in the area of immuno-oncology and autoimmune and inflammatory diseases.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

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

On September 28, 2017, Aptevo completed the sale of its hyperimmune business which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems (Hyperimmune Business). The Hyperimmune Business met all the conditions to be classified as a discontinued operation since the sale of Hyperimmune Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Hyperimmune Business. The operating results of the Hyperimmune Business are reported as income from the discontinued operations, both pre-tax and net of tax, in the consolidated statements of operations for all periods presented. The gain recognized on the sale of the Hyperimmune Business is presented in income (loss) from discontinued operations, both pre-tax and net of tax, in the consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2016, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Hyperimmune Business for additional information.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC; Aptevo BioTherapeutics LLC; and Aptevo Europe Limited. All intercompany balances and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

We have restricted cash in the amount of $10.4 million of which $10.0 million relates to a covenant of our MidCap loan agreement, and $0.4 million is maintained in depository as collateral for corporate credit cards.

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

Fair Value of Financial Instruments

We measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value due to their short maturities.

Product Sales, Rebates and other Discounts

Aptevo markets and sells its product through commercial wholesalers (direct customers) who purchase the product at a price referred to as the wholesale acquisition cost (WAC). Additionally, Aptevo may enter into separate agreements with indirect customers to acquire its product for a contracted price that is less than the product’s WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, continue to purchase Aptevo’s product from the wholesalers, but at their respective contractual prices. Per its wholesaler agreements, Aptevo guarantees to credit the wholesaler for the difference between the WAC and the indirect customers’ contracted price. This credit is referred to as a chargeback and revenues from product sales are recorded net of estimated chargebacks. Adjustments to the chargeback provisions are made periodically to reflect new facts and circumstances, therefore historical experience may not be indicative of current and/or future results.

All revenues from product sales are also recorded net of applicable allowances for sales and government rebates, special promotional programs, and discounts. Management does not believe there to be a legal right of offset related to these allowances and the receivables from wholesalers; accordingly, allowances are classified as a current liability in the accompanying balance sheets. These allowances are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms, and actual discounts offered. In arriving at these estimates, Aptevo further utilizes information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations.

Debt Issuance Costs

Aptevo defers costs related to debt issuance and amortizes these costs to interest expense over the term of the debt, using the effective interest method. Debt issuance costs are presented in the balance sheet as a reduction of the carrying amount of the debt liability.

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

A substantial portion of Aptevo’s pre-clinical studies and all of its clinical studies have been performed by third-party CROs. The Company reviews the activities performed by the CROs each period. For pre-clinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and services provided but not yet invoiced. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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

Stock-Based Compensation

Under the Financial Accounting Standards Board’s (FASB) ASC 718, Compensation—Stock Compensation, we measure and recognize compensation expense for restricted stock units (RSUs), and stock options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

Segment Reporting

We have determined that we operate in a single segment and have one reporting unit: the discovery, development, commercialization and sale of novel oncology and hematology therapeutics.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has subsequently issued a number of amendments to ASU 2014-09. The new standard as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, included industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 included provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue, when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Aptevo adopted this new standard effective January 1, 2018, on a modified retrospective basis, which requires the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of adoption. The adoption of ASU No. 2014-09 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018, and is not expected to impact the amount or timing of the future amounts of net income. Additional impacts could still result when the standard is first applied to revenue transactions during the first quarter of 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. Aptevo adopted this standard effective January 1, 2017. Upon adoption of the standard, excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises are now recognized as discrete items in the statement of operations. Aptevo has elected to maintain its current forfeitures policy and will continue to include an estimate of forfeitures when recognizing stock-based compensation expense. Additionally, cash paid by Aptevo when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statement of cash flows as required by the standard. The adoption of this standard did not have a material impact on Aptevo’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. Aptevo adopted this standard effective January 1, 2018. The new standard requires a retrospective transition. Aptevo is aware the adoption of this standard will have an impact for restricted cash, and is evaluating further impacts on its consolidated financial statements.

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

The net gain on sale of the Hyperimmune Business totaling, $52.7 million, was calculated as the difference between the fair value of the consideration received for the Hyperimmune Business, the carrying value of the net assets transferred to Saol, less the transaction costs incurred and a working capital adjustment. The net gain on sale of the business may be adjusted in future periods by the contingent consideration based upon the achievement of certain gross profit milestones and collection of certain outstanding accounts receivable.

The following table summarizes the gain on sale (in thousands):

Cash payment received	$61,750
Escrow receivable	3,250
Collection of accounts receivable	37
Total consideration	65,037
Less:
Net carrying value of assets transferred to Saol	10,315
Transaction costs	1,273
Working capital adjustment	752
Net gain on sale of business	$52,697

As a result of Aptevo’s decision to sell the Hyperimmune Business, the consolidated balance sheets for the year ended December 31, 2017, and December 31, 2016, have been revised to reflect the results from the sale of the Hyperimmune Business, and related assets and liabilities, as discontinued operations. The amounts calculated for the discontinued operations include certain allocations that management believes fairly reflect the Hyperimmune Business operations.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the hyperimmune assets held for sale, net in the consolidated balance sheet (in thousands):

ASSETS	December 31, 2016
Accounts receivable	$3,977
Inventories	6,178
Total current assets, held for sale	10,155

Intangible assets, net	7,624
Total assets held for sale	$17,779
LIABILITIES
Accounts payable and other accrued liabilities	$3,928
Total current liabilities	$3,928

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2017	2016
Revenues:
Product sales	$18,886	$26,449
Total revenues	18,886	26,449
Costs and expenses:
Cost of product sales	7,730	11,715
Research and development	44	398
Selling, general and administrative	945	2,508
Income from operations	10,167	11,828
Gain on sale of Hyperimmune Business	52,697	—
Income from discontinued operations, before income taxes	62,864	11,828
Income tax expense	(23,299)	(4,352)
Income from discontinued operations	$39,565	$7,476

Amortization for the Hyperimmune Business was $0.8 million and $1.2  million for the year ended December 31, 2017 and December 31, 2016, respectively. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the year ended December 31, 2017 and 2016.

Note 3. Collaboration Agreements

Alligator

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this Collaboration Agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and 5T4 a tumor antigen that Aptevo R&D and Alligator will collaboratively select.

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

The Company’s financial assets measured at fair value consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$10,997	$—	$—	$10,997
Corporate bonds	—	16,443	—	16,443
US government and agency debt securities	—	33,300	—	33,300
Foreign government and agency debt securities	—	23,945	—	23,945
Total assets	$10,997	$73,688	$—	$84,685

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,215	$—	$—	$5,215
Corporate bonds	—	9,951	—	9,951
US government and agency debt securities	—	34,898	—	34,898
Foreign government and agency debt securities	—	—	—	—
Total assets	$5,215	$44,849	$—	$50,064
(1) As of December 31, 2017, the money market funds included $10.0 million in restricted cash.

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the twelve-month period ended December 31, 2017.

Note 5. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during 2017. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. We have determined that the unrealized gains on our marketable securities as of December 31, 2017 were temporary in nature, and currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market funds(1)	$10,997	$—	$—	$10,997
Total cash equivalents	$10,997	$—	$—	$10,997

Short-term investments:
Corporate bonds	$16,455	$—	$(12)	$16,443
US government and agency debt securities	33,331	—	(31)	33,300
Foreign government and agency debt securities	24,007	—	(62)	23,945
Total short-term investments	$73,793	$—	$(105)	$73,688

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$5,215	$—	$—	$5,215
Total cash equivalents	$5,215	$—	$—	$5,215

Short-term investments:
Corporate bonds	$9,959	$1	$(9)	$9,951
US government and agency debt securities	34,923	—	(25)	34,898
Foreign government and ageny debt securities	—	—	—	—
Total short-term investments	$44,882	$1	$(34)	$44,849
(1) As of December 31, 2017, the money market funds included $10.0 million in restricted cash.

Note 6. Inventories

Inventories consist of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$56	$260
Work-in-process	482	4
Finished goods	490	197
Total inventories	$1,028	$461

Due to the challenges with the manufacture of our IXINITY product that meets release specifications for the final drug product, we wrote off unsaleable IXINITY inventory that was in the process of being manufactured in the amount of $7.1 million in 2016. This cost is included in cost of product sales.

Note 7. Property and equipment, net

Property, plant and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Leasehold improvements	$2,228	$2,265
Furniture and equipment	11,139	10,283
Property and equipment, gross	13,367	12,548
Less: Accumulated depreciation	(7,524)	(6,638)
Total property and equipment, net	$5,843	$5,910

Depreciation expense for the year ended December 31, 2017 and December 31, 2016 was $1.5 million and $1.1 million, respectively.

Note 8. Intangible Assets, Net

Intangible assets, net, is solely related to our IXINITY product. For the years ended December 31, 2017 and 2016, the Company recorded $0.8 million and $0.8 million, respectively, of intangible asset amortization expense. As of December 31, 2017, the weighted average amortization period remaining for intangible assets was 88 months.

Future amortization expense as of December 31, 2017 is as follows:

(in thousands)
2018	$830
2019	830
2020	830
2021	830
2022 and beyond	2,760
Total remaining amortization	$6,080

Note 9. Debt

Credit Facility

On August 4, 2016, we entered into a $35.0 million Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust. The Credit Agreement, prior to the amendments described below, provided us with up to $35.0 million of available borrowing capacity, available (subject to certain conditions) in two tranches of $20.0 million and $15.0 million. Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum. The first tranche of $20.0 million was funded on the closing date of the Credit Agreement with the second tranche of $15.0 million to become available (subject to certain conditions) following the date Aptevo and its subsidiaries: (1) achieve net commercial product revenue of $40.0 million on a trailing twelve-month basis, and (2) receive an additional $20.0 million in cash from Emergent. Emergent made this payment on January 13, 2017. We paid debt issuance costs to third-parties and the lender of $1.9 million of which $1.4 million remains unamortized at December 31, 2017. The loan repayment included interest (no principal) through August 2018 and was set to transition to principal and interest as of August 2018 and to be repaid in full on February 1, 2021 (54 months). Amounts drawn under the Credit Agreement bear interest at a rate of LIBOR plus 7.60% per annum.

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

As a result, on May 11, 2017, we and MidCap Financial Trust entered into an amendment to the Credit Agreement to, among other things, waive the existing event of default and revise the financial covenants pertaining to the minimum required commercial product revenue for the twelve months ended March 31, 2017 and future rolling twelve-month periods. As a result of the amendment, the Company was in compliance with the modified minimum net revenue covenant for the three and six months ended June 30, 2017. As such, amounts owed under the Credit Facility are classified based on their contractual maturities.

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

Future principal and interest payments in connection with the Credit Agreement as of December 31, 2017 are as follows:

(in thousands)
2018	$5,050
2019	9,147
2020	8,441
2021	2,022
Total principal and interest payments	$24,660

Note 10. Net Income (Loss) per Share

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented.

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2017	2016
Net income (loss)	$6,973	$(112,415)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.53)	$(5.92)
Net income from discontinued operations	$1.86	$0.37
Net income (loss)	$0.33	$(5.55)
Weighted-average shares used to compute per share calculation	21,335,157	20,239,160

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Year Ended December 31,
(in thousands, except for per share amounts)	2017	2016
Outstanding options to purchase common stock	2,819	2,069
Unvested RSUs	1,211	3,034

Note 11. Equity

Capitalization Upon Spin-off

Converted Equity Awards Incentive Plan

We had no stock-based compensation plans of our own prior to the spin-off from Emergent; however certain Aptevo employees participated in Emergent’s stock-based compensation plans (Emergent Plans), which provided for the grants of stock options and restricted stock units (RSUs). The expense associated with Aptevo employees who participated in the Emergent Plans was allocated to the Company in the accompanying Statements of Operations for the associated periods prior to the spin off.

In connection with the spin-off we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversion. A total of 1.3 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and restricted stock units granted to employees and non-employees and has been reported in our Consolidated Statements of Operation and Comprehensive Loss as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016
Research and development	$2,256	$2,693
Selling, general and administrative	2,628	1,116
Total stock-based compensation expense	$4,884	$3,809

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2017	2016
Expected dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	1.90%	1.00%
Expected average life of options	6 years	3 years

Management applied an estimated forfeiture rate for the 2017 plan period of 10%.

The following is a summary of option activity for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2016	2,085,214	$2.57		$164,767
Granted	1,071,189	2.11		—
Exercised	(204,275)	4.15		334,268
Forfeited	(132,784)	2.31		45,557
Outstanding at December 31, 2017	2,819,344	$2.41	6.92	$5,156,881
Exercisable at December 31, 2017	1,089,510	$2.45	4.53	$1,976,638

As of December 31, 2017, we had $1.6 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.0 years. The weighted average remaining contractual life of outstanding and exercisable options is 6.8 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of 2017 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2017.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2017:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2016	3,034,195	$2.88	$7,406,256
Granted	19,803	2.00	37,118
Vested	(1,558,642)	2.84	2,973,951
Forfeited	(283,869)	2.94	597,483
Outstanding at December 31, 2017	1,211,487	$2.91	$5,136,705
Expected to Vest	1,174,656	$2.91	$4,980,541

As of December 31, 2017, we had $0.7 million of unrecognized compensation expense related to RSU’s expected to vest over a period of 0.8 years. The weighted average remaining contractual life of unvested RSU’s is 2.3 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Note 12. 401(k) savings plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2017 and December 31, 2016, Aptevo’s related share of matching contributions was approximately $0.5 million and $0.3 million.

Note 13. Leases and Contingencies

The Company leases laboratory and office facilities, and office equipment under operating lease agreements. The Company recognizes rent expense under such arrangements on a straight-line basis over the term of the lease. During the year ended December 31, 2017 and December 31, 2016 total lease expense was $1.7 million and $1.8 million, respectively.

As of December 31, 2017, we are committed to future minimum lease payments under operating lease agreements as follows:

(in thousands)
2018	$1,713
2019	1,611
2020	543
Total	$3,867

Note 14. Income Taxes

During the periods prior to spin-off, the Company did not file separate tax returns as it was included in the tax returns of Emergent entities within the respective tax jurisdictions. For periods during which our operations were included with Emergent, income taxes are presented in these financial statements as if we filed our own tax returns on a standalone basis. All tax amounts shown in the tables below are presented on a consolidated basis, including both continuing operations and discontinued operations.

On December 22, 2017 the President of the United State signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), following its passage by the United States Congress. The Tax Act will make significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earning at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions. We have estimated the provision for income taxes in accordance with the Tax Act and guidance available to us as of the date of this filing. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $10.0 million, which is entirely offset by a valuation allowance resulting in zero total tax expense in the period in which the legislation was enacted. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.02 million based on cumulative foreign earnings of $0.06 million.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of the deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense within the measurement period.

Significant components of the benefits for income taxes attributable to continuing operations consist of the following:

	Year ended December 31,
(in thousands)	2017	2016
Current
Federal	$12,051	$4,255
State	710	218
International	2	29
Total current	12,763	4,502
Deferred
Federal	9,636	14,518
State	902	672
International	—	—
Total deferred	10,538	15,190
Total income tax benefit from continuing operations	$23,301	$19,692

The table above excludes income tax expense from discontinued operations of $23.3 million and $4.4 million for 2017 and 2016, respectively.

Loss from continuing operations before income taxes is comprised of:

	Year ended December 31,
(in thousands)	2017	2016
US	$(55,885)	$(139,578)
International	(8)	(5)
Loss from continuing operations before benefit from income taxes	$(55,893)	$(139,583)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2017	2016
Federal losses carryforward	$8,454	$7,237
Intangible assets	4,470	17,464
Stock compensation	1,128	1,726
State losses carryforward	1,246	371
Other	1,262	3,050
Other tax credits	502	384
Fixed assets	309	160
Deferred tax asset	17,371	30,392
Prepaid expenses	(224)	(575)
Deferred tax liability	(224)	(575)
Valuation allowance	(17,147)	(29,817)
Net deferred tax liabilities	$—	$—

The table above includes deferred tax assets from discontinued operations of $0 and $10.4 million for 2017 and 2016, respectively.

As of December 31, 2017 and 2016, we have recorded federal net operating losses (NOL) carryforwards of approximately $41.5 and $20.7 million, respectively, state NOL carryforwards of approximately $20.2 million and $9.0, respectively, and tax credit carryforwards of $0.5 million and $0.4 million, respectively, all of which are attributable to continuing operations. The federal losses and credits would begin to expire in 2037. The state net operating losses will begin to expire in varying periods. Carryforwards of net operating losses and tax credits are subject to possible limitation, should a change in ownership occur, as defined by Internal Revenue Code Section 382.

The Company files income tax returns in the U.S. and several state jurisdictions. The 2017 and 2016 tax filings are open to review by taxing authorities.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2017 or 2016, and we do not expect our uncertain tax position to change during the next twelve months.

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2017	2016
Federal tax at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	2.4%	1.0%
Change in valuation allowance	22.7%	-6.8%
Tax credits	0.6%	0.3%
Permanent differences	-0.3%	-7.4%
Separation related adjustment	—	-7.9%
Other	-1.3%	-0.1%
Tax Reform	-17.4%	—
Total income tax benefit	41.7%	14.1%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2017, under the headings “Executive Officers,” “Proposal 1 -Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence.

Information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be contained in the Proxy Statement under the heading “Proposal 3 – Ratification of the Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3.	Exhibits

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

10.1	Promissory Note, dated July 29, 2016, made by Emergent BioSolutions Inc. in favor of Aptevo Therapeutics Inc.	8-K	10.1	August 2, 2016	001-37746

10.2	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.3	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.4	Employee Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.4	August 2, 2016	001-37746

10.5	Amended and Restated Manufacturing Services Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.		10.5			X

10.6	Canadian Distributor Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.6	August 2, 2016	001-37746

10.7	Amended and Restated Trademark License Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.		10.7			X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.8	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.9	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.10	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.11	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

C 10.12	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.13	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.15	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.16	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.17	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.18	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.19	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.20	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.21	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

†10.22	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.23	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.24	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.25	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

†10.26	Amended and Restated License Agreement, dated as of November 28, 2008, by and between Cangene Corporation (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.) and The University of North Carolina at Chapel Hill, as amended on June 14, 2012	10	10.23	April 15, 2016	001-37746

†10.27	CMC Commercial Supply (Manufacturing Services) Agreement, dated June 17, 2011, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.)	10	10.24	May 31, 2016	001-37746

†10.28	Amended and Restated Commercial Supply Agreement, dated as of June 16, 2017, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC.	10	10.2	August 10, 2017	001-37746

†10.29	Supply Agreement, dated April 29, 2014, between Aptevo BioTherapeutics LLC and Rovi Contract Manufacturing, S.L.	10	10.26	May 31, 2016	001-37746

†10.30	Manufacturing Services Agreement, dated May 27, 2015, Aptevo BioTherapeutics LLC and Patheon UK Limited	10	10.27	May 31, 2016	001-37746

10.31	Credit and Security Agreement, dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent, and the lenders from time to time party thereto.	8-K	10.1	August 5, 2016	001-37746

10.32	Fee Letter dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent.	8-K	10.2	August 5, 2016	001-37746

10.33	Third Amendment to License and Co-Development Agreement, dated as of December 12, 2016 by and between Aptevo Research and Development LLC and MorphoSys AG.	8-K	10.1	December 15, 2016	001-37746

10.34	Amendment No.1 to the Credit and Security Agreement, dated May 11, 2017, by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC and MidCap Financial Trust, as agent and the lenders from time to time thereto	10-Q	10.1	May 12, 2017	001-37746

10.35	Amendment No. 2 to Credit and Security Agreement, dated as of September 28, 2017, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2017).	8-K	1.01	September 28, 2017	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.36	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.37	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.38	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.					X

21.1	Subsidiaries of Aptevo Therapeutics Inc.	10	21	June 29, 2016	001-37746

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

†	Confidential treatment granted from the Securities and Exchange Commission as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
C	Management contract or compensatory plan.
+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Aptevo will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

We have chosen not to include the summary permitted by this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 13, 2018	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 13, 2018
Marvin L. White	(Principal Executive Officer)

/s/Jeffrey G. Lamothe	Senior Vice President and Chief Financial Officer	March 13, 2018
Jeffrey Lamothe	(Principal Financial and Accounting Officer)

/s/Fuad El-Hibri	Chairman of the Board of Directors	March 13, 2018
Fuad El-Hibri

/s/Daniel J. Abdun-Nabi	Director	March 13, 2018
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 13, 2018
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 13, 2018
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 13, 2018
Barbara Lopez Kunz

/s/John E. Niederhuber, M.D.	Director	March 13, 2018
John E. Niederhuber, M.D.