Form 10-Q
period 2018-03-31
Aptevo Therapeutics Inc.
filed 2018-05-10
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the number of shares of Registrant’s common stock outstanding was 22,586,132.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

ASSETS
Current assets:	March 31, 2018	December 31, 2017
Cash and cash equivalents	$11,830	$7,095
Short-term investments	49,824	73,688
Accounts receivable	3,098	2,141
Inventories	1,285	1,028
Prepaid expenses	4,093	4,022
Other current assets	6,630	6,710
Restricted cash	400	400
Total current assets	77,160	95,084
Restricted cash, net of current portion	11,243	10,000
Property and equipment, net	5,936	5,843
Intangible assets, net	5,873	6,080
Total assets	$100,212	$117,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,263	$7,350
Accrued compensation	2,146	4,626
Sales rebates and discounts payable	835	623
Current portion of long-term debt	5,333	3,333
Other short-term liabilities	1,696	2,578
Total current liabilities	17,273	18,510
Long-term debt, net	13,975	15,728
Other liabilities	600	734
Total liabilities	31,848	34,972

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 22,441,974 and 21,605,716 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	155,998	155,837
Accumulated other comprehensive loss	(83)	(105)
Accumulated deficit	(87,573)	(73,719)
Total stockholders' equity	68,364	82,035
Total liabilities and stockholders' equity	$100,212	$117,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Product sales	$4,071	$2,114
Collaborations	—	28
Total revenues	4,071	2,142
Costs and expenses:
Cost of product sales	1,781	(1,727)
Research and development	8,199	5,873
Selling, general and administrative	7,592	10,127
Loss from operations	(13,501)	(12,131)
Other expense from continuing operations	(407)	(406)
Loss before income taxes	(13,908)	(12,537)
Benefit from income taxes	—	823
Net loss from continuing operations	(13,908)	(11,714)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	54	2,592
Income tax expense	—	(823)
Income from discontinued operations	54	1,769
Net loss	$(13,854)	$(9,945)

Basic net loss per share:
Net loss from continuing operations	$(0.63)	$(0.56)
Net income from discontinued operations	$—	$0.08
Net loss	$(0.63)	$(0.48)
Weighted-average shares used to compute per share calculations	22,025,268	20,757,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED COLSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(13,854)	$(9,945)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments, net	22	(8)
Total comprehensive loss	$(13,832)	$(9,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(13,854)	$(9,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	717	1,678
Depreciation and amortization	587	841
Non-cash interest expense	247	149
Other	(187)	—
Changes in operating assets and liabilities:
Accounts receivable	(957)	123
Inventories	(257)	(1,342)
Prepaid expenses and other current assets	97	(806)
Accounts payable, accrued compensation and other liabilities	(3,371)	(4,916)
Assets and liabilities held for sale	—	2,191
Net cash used in operating activities	(16,978)	(12,027)
Investing Activities
Proceeds from the maturity of investments	25,929	8,102
Cash received from sale of Hyperimmune Business	54	—
Purchases of property and equipment	(473)	(794)
Purchases of investments	(1,998)	(10,138)
Net cash provided by (used in) investing activities	23,512	(2,830)
Financing Activities
Settlement of contribution receivable from former parent	—	20,000
Common stock issued upon exercise of stock options	186	—
Payment of tax liability for vested equity awards	(742)	(805)
Net cash (used in) provided by financing activities	(556)	19,195
Increase in cash, cash equivalents, and restricted cash	5,978	4,338
Cash, cash equivalents, and restricted cash at beginning of period	17,495	10,076
Cash, cash equivalents, and restricted cash at end of period	$23,473	$14,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. We are currently trading on the Nasdaq Global Market under the symbol “APVO.”

On September 28, 2017, Aptevo completed the sale of its hyperimmune business which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems (Hyperimmune Business). The Hyperimmune Business met all the conditions to be classified as a discontinued operation since the sale of Hyperimmune Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Hyperimmune Business. The operating results of the Hyperimmune Business are reported as income from the discontinued operations, both pre-tax and net of tax, in the consolidated statements of operations for first quarter of 2017 reporting period. See Note 2 - Sale of Hyperimmune Business for additional information.

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

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on a modified retrospective basis, which requires the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of 2018. For Aptevo, there was no financial impact for the cumulative effect of this change, and therefore there was no adjustment to opening retained earnings. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customers. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Aptevo has one marketed commercial product, IXINITY, a coagulation factor IX (recombinant) therapeutic indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

To determine revenue recognition within the scope of Topic 606 on the contracts involved in the distribution channel for IXINITY, we performed the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) each performance obligation is satisfied.

Product Revenue, Net

We sell IXINITY to a limited number of specialty distributors in the United States, collectively, our customers. These customers subsequently resell IXINITY to health care providers and patients. Revenue from product sales are recognized when the customer obtains control of the IXINITY product. Our customers provide us with a new order for every purchase of goods. This incorporates the terms and conditions of the contract, including pricing. Acceptance of the order is the point at which we are obligated to provide the product, and we have determined that each order represents a unique performance obligation. Product revenue is recorded at the amount we expect to receive, which is net of any rebates or chargebacks.

Reserves for Variable Consideration

We have identified the following fees, discounts and rebates that result in consideration being variable: chargebacks, distributor and Government Purchasing Organizations (GPO) fees, government rebates, return rights, and patient assistance. As part of determining variable consideration we noted that although the distributors are our customers, there are additional indirect customers in the distribution chain to whom we make payments.  These indirect customers are not customers; however, unless a distinct good or service is provided to us, payments to these indirect customers need to be accounted for as a reduction in the transaction price, and therefore constitute an element of variable consideration, under Topic 606.  Further, if material, we would also account for returns as variable consideration.

These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

We have established reserves for the following types of variable consideration:

Chargebacks: We make payments to customers (in the form of credit memos) which are based on the difference between the price paid by the distributor and contracted prices paid by the authorized customers of the distributor. Specialty pharmacies, GPOs and other smaller specialty distributors buy the product from the distributors at prices agreed to in contracts with us, or if they are eligible, at government established prices (PHS/Medicaid/Medicare/VA prices). When the distributor sells the product at contracted prices lower than their acquisition price, the distributor is allowed to charge the difference between their price and the contract price paid by their customer to Aptevo. We referred to this as a “Chargeback”.

These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of credits we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.

Distribution and Data fees – We pay fees (in the form of direct payments) to the distributors and some GPOs (indirect customers) for distribution of the products and for transmission of data. Fees owed to our distributors is based on their purchases and is calculated as a direct percent of quarterly purchases. Although fees can vary from distributor to distributor, the fees associated with a specific sale is known at the time of the sale. Fees owed to GPOs are determined based on history, and other factors such as contracting strategy or a shift in sales to certain channels which may impact the provider mix.

Government Rebates: Certain sales by the specialty pharmacies and GPOs are to qualified PHS/Medicaid/Medicare/VA and other government patients. We have contracts with these agencies that require rebates for sales made under these programs. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Commercial Rebates: We currently offer the option to receive a rebate based on volume thresholds. This discount is estimated at the time of the sale and is based on the terms of the Customer agreements. There are minimum volume requirements in order to receive this rebate, which varies per Customer.

Cash Discounts: All customers have the option to receive a cash discount for early payment. Currently cash discounts are two-percent of the invoice amount if the payment is made within ten days.

Patient Assistance: All patients are eligible for the IXINITY Savings Program, which provides for up to $12,000 annual benefit to assist with co-payments. Historically, this has been insignificant to our revenue as the total benefit provided since sales of IXINITY commenced in 2015 has been less than $0.1 million.

The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Returns: If product is damaged in shipment (either observable or hidden), or the incorrect number of units was shipped (for example, if the customer ordered 1 unit and 10 were shipped) these are allowable returns under our Return Policy (a component of the distributor agreements). However, as product is generally received by the distributors within 1 business day, and product damage is usually noted upon inspection, we would not recognize revenue on those shipments as part of our normal revenue recognition process. To date there has not been any such damaged product and we expect any such issues to be rare; however, if returns were to become significant a reserve estimate would be developed and accounted for as a reduction of revenue. See Note 11 – Revenue Reserves for additional information.

Reclassifications

Our financial statements reflect all adjustments that we consider to be necessary for the fair presentation of our results, due to changes in accounting policies, sale of our Hyperimmune Business, and the reclassification of restricted cash.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for Aptevo starting on January 1, 2019. We are continuing to evaluate the impact of the application of this ASU on our condensed consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the first quarter of 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.

Recently Adopted Standards

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of and ending-of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective January 1, 2018. The adoption of this ASU will modify our current classification with the condensed consolidated statement of cash flows but will not materially impact our condensed consolidated financial statements. See Note 5 – Cash, cash equivalents, and restricted cash for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. Adoption of this standard had no impact on our condensed consolidated statements of cash flows.

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

The net gain on sale of the Hyperimmune Business totaling, $52.7 million, was calculated as the difference between the fair value of the consideration received for the Hyperimmune Business, the carrying value of the net assets transferred to Saol, less the transaction costs incurred and a working capital adjustment. The net gain on sale of the business may be adjusted in future periods by the contingent consideration based upon the achievement of certain gross profit milestones and collection of certain outstanding accounts receivable. In the first quarter of 2018, we recorded $0.1 million of these receivables, which is the amount recorded in other income from discontinued operations.

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Product sales	$—	$5,267
Total revenues	—	5,267
Costs and expenses:
Cost of product sales	—	2,215
Research and development	—	40
Selling, general and administrative	—	420
Income from operations	—	2,592
Other income	54	—
Income from discontinued operations, before income taxes	54	—
Income tax expense	—	(823)
Income from discontinued operations	$54	$1,769

In the first quarter of 2018, we recorded $0.1 million due to the collection of certain accounts receivable transferred to Saol during the sale. Amortization for the Hyperimmune Business was $0.3 million for the three months ended March 31, 2017. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the three months ended March 31, 2018.

Note 3. Collaboration Agreements

Alligator

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this Collaboration Agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and 5T4, a tumor antigen that Aptevo R&D and Alligator will collaboratively select.

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

We assessed the arrangement in accordance with Topic 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of Topic 606 and is instead treated as a collaborative agreement under Topic 808. For the three months ended March 31, 2018, our share of the research and development costs incurred was greater than those of Alligator and netted to a recorded expense of less than $0.1 million, reflected in research and development expenses.

MorphoSys

In August 2014, Aptevo entered into a collaboration agreement with MorphoSys AG (MorphoSys Agreement) for the joint development of MOR209/ES414, a targeted immunotherapeutics protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. Effective August 31, 2017, MorphoSys terminated the MorphoSys Agreement. As a result of the termination, Aptevo has no ongoing obligation related to this agreement.

As of March 31, 2017, the MorphoSys Agreement related revenue was less than $0.1 million and the related total deferred revenue balance was $3.7 million.

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

The Company’s financial assets measured at fair value consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,460	$—	$—	$14,460
Corporate bonds	—	6,995	—	6,995
US government and agency debt securities	—	18,874	—	18,874
Foreign government and agency debt securities	—	23,955	—	23,955
Total assets	$14,460	$49,824	$—	$64,284

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$10,997	$—	$—	$10,997
Corporate bonds	—	16,443	—	16,443
US government and agency debt securities	—	33,300	—	33,300
Foreign government and agency debt securities	—	23,945	—	23,945
Total assets	$10,997	$73,688	$—	$84,685

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2018.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions. Restricted cash, current portion, includes $0.4 million maintained in depository as collateral for corporate credit cards. In addition, we have long-term restricted cash of $10.0 related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $1.2 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands)	2018	2017
Cash	$7,588	$6,098
Cash equivalents	4,242	997
Restricted cash, current portion	400	400
Restricted cash, included in other long-term assets	11,243	10,000
Total cash, cash equivalents, and restricted cash	$23,473	$17,495

Note 6. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during the three months ended March 31, 2018. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. We have determined that the unrealized losses on our marketable securities as of March 31, 2018 were temporary in nature, and currently do not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. Our money market funds for the first quarter of 2018 and 2017, is inclusive of $10.0 million in restricted cash.

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$14,460	$—	$—	$14,460
Total cash equivalents	$14,460	$—	$—	$14,460

Short-term investments:
Corporate bonds	$6,997	$—	$(2)	$6,995
US government and agency debt securities	$18,905	$—	$(31)	$18,874
Foreign government and agency debt securities	24,005	—	(50)	23,955
Total short-term investments	$49,907	$—	$(83)	$49,824

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$10,997	$—	$—	$10,997
Total cash equivalents	$10,997	$—	$—	$10,997

Short-term investments:
Corporate bonds	$16,455	$—	$(12)	$16,443
US government and agency debt securities	$33,331	—	(31)	$33,300
Foreign government and agency debt securities	24,007	—	(62)	23,945
Total short-term investments	$73,793	$—	$(105)	$73,688

Note 7. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$51	$56
Work-in-process	658	482
Finished goods	576	490
Total inventories	$1,285	$1,028

Note 8. Debt

On August 4, 2016, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance which we have recorded as restricted cash, and (iv) the date on which the term loans begin to amortize will be extended to February 1, 2019 if we achieve net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintains such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter.

On February 23, 2018, we entered into a third Amendment with the agent and lenders to amend certain provisions of the Credit Agreement in order to permit us to maintain a cash collateral account as security for our reimbursement obligations, in respect of certain letters of credit to be issued for our account.

The credit agreement will mature on February 1, 2021. Amounts drawn under the Credit Agreement accrue interest at a rate of LIBOR plus 7.60% per annum.

Note 9. Net Loss per Share

Basic net loss per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period.

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

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(13,854)	$(9,945)

Basic net income (loss) per share:
Net loss from continuing operations	$(0.63)	$(0.56)
Net income from discontinued operations	$—	$0.08
Net loss	$(0.63)	$(0.48)
Weighted-average shares used to compute per share calculations	22,025,268	20,757,111

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Outstanding options to purchase common stock	3,472	2,510
Unvested RSUs	196	1,588

Note 9. Equity

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions, Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. A total of 1.3 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (2016 SIP). A total of 3.1 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Research and development	$327	$691
Selling, general and administrative	390	987
Total stock-based compensation expense	$717	$1,678

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2018	2017
Expected dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	2.72%	1.94%
Expected average life of options	6 years	6 years

Management has applied an estimated forfeiture rate of 10% for the periods presented.

The following is a summary of option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2017	2,819,344	$2.41	—	$5,134,379
Granted	745,538	3.13	—	—
Exercised	(45,913)	2.46	—	92,348
Forfeited	(47,292)	2.32	—	30,146
Outstanding at March 31, 2018	3,471,677	2.57	7.40	$2,457,551
Exercisable at March 31, 2018	1,488,266	$2.45	4.94	$1,222,982

As of March 31, 2018, we had $2.6 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.4 years. The weighted average remaining contractual life of outstanding and exercisable options is 7.2 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2018 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2018:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2017	1,211,487	$2.91	$5,136,705
Vested	(999,677)	2.90	3,200,943
Forfeited	(15,313)	2.96	47,560
Outstanding at March 31, 2018	196,497	$2.95	$642,545
Expected to Vest	180,576	$2.95	$590,483

As of March 31, 2018, we had $0.3 million of unrecognized compensation expense related to RSUs expected to vest over a period of 0.9 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in Nasdaq Global Market.

Note 11. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the periods ending March 31, 2018 and March 31, 2017:

(in thousands)	Chargebacks	Distribution/Data Fees	Government Rebates	Commercial Rebates	Cash Discounts	Patient Assistance
Balance at December 31, 2017	$(401)	$(195)	$(27)	$—	$(45)	$—
Provision related to current period sales	(230)	(242)	(7)	(170)	(96)	(39)
Credit or payments made during the period	296	161	8	—	76	10
Balance at March 31, 2018	$(335)	$(276)	$(26)	$(170)	$(65)	$(29)

(in thousands)	Chargebacks	Distribution/Data Fees	Government Rebates	Commercial Rebates	Cash Discounts	Patient Assistance
Balance at December 31, 2016	$(218)	$(26)	$(6)	$—	$(20)	$—
Provision related to current period sales	(35)	(70)	—	—	(33)	—
Credit or payments made during the period	190	107	15	—	49	—
Balance at March 31, 2017	$(63)	$11	$9	$—	$(4)	$—

Note 12. Income Taxes

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Reform Act, following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earning at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

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

Net loss for the three months ended March 31, 2018, was $13.9 million and the net loss for the three months ended March 31, 2017 was $9.9 million. We had an accumulated deficit of $87.6 million as of March 31, 2018. For the three months ended March 31, 2018, net cash used in our operating activities was $17.0 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marked product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop any of our development stage product candidates. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Pipeline Highlights

We have one marketed product, IXINITY coagulation factor IX (recombinant), indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

We also have numerous investigational stage product candidates based on our ADAPTIR (modular protein technology) platform. The ADAPTIR platform technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors. We are skilled at product candidate generation, validation and subsequent preclinical and clinical development using the ADAPTIR platform. We have the ability to progress ADAPTIR molecules from concept to commercialization by way of our protein engineering, preclinical development and process development capabilities, cGMP manufacturing oversight and clinical development capabilities. We also have the ability to launch, market and commercialize these product candidates upon approval.

Our investigational stage product candidates are:

•

APVO414, a bispecific ADAPTIR candidate, currently in Phase 1 development, targeting prostate specific membrane antigen (PSMA), an enzyme that is expressed on the surface of prostate cancer cells, and, CD3, a component of the T cell receptor complex expressed on all T cells.  APVO414 redirects T cells to specifically kill PSMA expressing tumors and is being developed for metastatic castration-resistant prostate cancer, which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies.

•

otlertuzumab, a monospecific ADAPTIR candidate currently in Phase 2 clinical development for the treatment of peripheral T-cell lymphoma (PTCL).  A previous Phase 2 clinical study evaluating otlertuzumab for the treatment of chronic lymphocytic leukemia (CLL) showed that otlertuzumab in combination with bendamustine, compared to bendamustine alone, demonstrated a significant increase in median progression free survival for the combination, from approximately 10 to 16 months.

•

APVO436, a bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T cell receptor. APVO436 engages T cells to initiate killing of tumor cells.  Aptevo filed an IND in Q2 2018 and plans to begin clinical development of APVO436 in Q4 2018.

•

APVO210, a bispecific ADAPTIR preclinical candidate with a novel mechanism of action based on targeted cytokine delivery.  APVO210 is composed of a humanized anti-CD86 antibody fused with a modified form of IL-10 that specifically induces IL-10 signaling on antigen presenting cells, but not on lymphoid populations. APVO210 functions by suppressing immune responses and inducing certain tolerogenic responses and therefore may have potential benefit for the treatment of autoimmune and inflammatory diseases.  Aptevo intends to file an IND for APVO210 in 2018.

•

ALG.APV-527, a bispecific antibody candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.  4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the tumor antigen, including breast, cervical, non-small-cell-lung, prostate, renal, gastric, colorectal and bladder cancers.

•

an immunotherapeutic protein targeting ROR1, a proof-of-concept bispecific candidate targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related malignancies.  Initial preclinical data demonstrate redirected T cell killing of tumors expressing ROR1 in vitro and in vivo in animal models.

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this Collaboration Agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody candidate simultaneously targeting 4-1BB (CD137) and 5T4, a tumor antigen that Aptevo R&D and Alligator will collaboratively select.

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

Commercial Products

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

On September 28, 2017, we completed the sale of our Hyperimmune Business to Saol for total consideration of up to $74.5 million. At the closing of the acquisition, Saol paid us an upfront payment totaling $65 million, including $3.3 million which was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement, is scheduled for release in December 2018, subject to any claims. In addition, we may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing.

IXINITY

IXINITY is our sole remaining commercial product. It is a coagulation factor IX (recombinant) therapeutic indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations. AGC Biologics, formally known as CMC Biologics, Inc., (AGC), is the sole manufacturer of bulk drug substance for IXINITY.

On June 17, 2017, we entered into a non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with AGC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, AGC agreed to manufacture IXINITY in the quantity of batches provided to AGC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches will be four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, shall receive an incremental discounted price.

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by AGC was applied to several batches manufactured through the first quarter of 2018 as a price concession. As a result, we had reduced raw materials or other related AGC costs associated with the inventory. We also saw an impact on our statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. As of March 31, 2018, the full $7.0 million had been applied against the reserve and recorded as a reduced cost to inventory. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

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

Comparison of the three months ended March 31, 2018 and March 31, 2017

Financial Summary

We recognized a net loss of $13.9 million for the three months ended March 31, 2018 compared to a net loss of $9.9 million for the three months ended March 31, 2017.  This increase in net loss for the three months ended March 31, 2018 was primarily attributable to a one-time $3.0 million credit in the first quarter of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. This credit is reflected in our costs of product sales for the three months ended March 31, 2017. In addition we had higher research and development expenses in the three months ended March 31, 2018 of $2.3 million. These increased costs were somewhat off-set by reduced sales and administrative costs of $2.5 million and increased revenue of $2.0 million. Further we recognized $2.6 million of income in the first quarter of 2017 from discontinued operations due to the sale of the Hyperimmune Business.

Product Revenue

Product sales of IXINITY increased by $2.0 million, or 93%, to $4.1 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017. This increase was related to the continuing expansion of our Hemophilia B patient base, as well as a pricing change which went into effect in the first quarter of 2018.

Effective January 1, 2018, we adopted Topic 606 using a modified retrospective transition method. This standard applies to all contracts with customers, except for those contracts that are within the scope of other standards such as leases, insurance, collaborative agreements and financial instruments.

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

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change	Percent
Product sales	$4,071	$2,114	$1,957	93%
Cost of product sales	1,781	(1,727)	3,508	-203%
Gross profit	$2,290	$3,841	$(1,551)
Gross margin percent	56%	182%

Cost of product sales increased by $3.5 million, for the three months ended March 31, 2018 from a credit of $1.7 million for the three months ended March 31, 2017. This increase was primarily due to a one-time $3.0 million credit in March of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and development activities, including conducting preclinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development.

Our research and development expenses include:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	external research and development expense incurred under agreements with third-party contract research organizations (CROs) and investigative sites;
•	manufacturing material expense for third-party manufacturing; and
•	overhead costs such as rent, utilities and depreciation.

We expect our future research and development spending will also be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. While programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three months ended March 31, 2018 and 2017 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$696	$572	$124
otlertuzumab	312	251	61
Total clinical programs	1,008	823	185

Preclinical program, general research and discovery	6,953	4,232	2,721
IXINITY	238	818	(580)
Total	$8,199	$5,873	$2,326

Research and development expenses increased by $2.3 million, to $8.2 million for the three months ended March 31, 2018 from $5.9 million for the three months ended March 31, 2017. This change was primarily comprised of:

•	an increase in expense for APVO414 primarily due to the timing of manufacturing activities and increased patient enrollment;
•	an increase in expense for otlertuzumab related to the timing of clinical trial activities;
•

an increase in the expenses for our preclinical program, general research and discovery programs which is primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated; and

•

a decrease in expense for IXINITY which resulted from additional costs relating to manufacturing process development activities in 2017 which concluded in the same period, and the timing of clinical trial activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, IXINITY sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expenses.

For the three months ended March 31, 2018, selling, general and administrative expenses decreased by $2.5 million, or 25%, to $7.6 million from $10.1 million for March 31, 2017. This decrease was primarily due to lower marketing program costs for IXINITY, reduced personnel and reduced professional services costs.

Discontinued Operations

On September 28, 2017, we sold our Hyperimmune Business to Saol International Limited (Saol). As a result of this sale, our Hyperimmune Business activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. In the first quarter of 2018, we recorded $0.1 million of Hyperimmune income due to the collection of certain accounts receivable transferred to Saol at the time of the sale, and in the first quarter of 2017, we recorded income from discontinued operations, net of tax, of $1.8 million. See Note 2 – Sale of Hyperimmune Business in the accompanying condensed consolidated financial statements for further information on the divestiture.

Income Taxes

During the periods prior to spin-off from Emergent BioSolutions Inc. (Emergent) in August 2016, we did not file separate tax returns as our results were included in the tax returns of Emergent entities within the respective tax jurisdictions. The income tax provision included in these financial statements was calculated using a separate return basis, as if we were a separate taxpayer. Under this approach, we determine our current taxes, deferred tax assets and liabilities and related tax expense as if we were filing separate tax returns in each tax jurisdiction.

In the first quarter of 2017, we have a benefit from incomes taxes of $0.8 million due to our net loss, which was offset by an income tax expense of $0.8 million related to the sale of our Hyperimmune Business.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition and
•	Stock-based compensation

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had cash, cash equivalents and short-term investments in the amount of $73.3 million, of which $11.6 million is restricted.

For the three months ended March 31, 2018, we incurred a net loss of $13.9 million and we had an accumulated deficit of $87.6 million as of March 31, 2018. For the three months ended March 31, 2018, net cash used in our operating activities was $17.0 million.

Although we expect our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marketed product is IXINITY, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate product revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

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

On February 23, 2018, we entered into a third Amendment with the agent and lenders to amend certain provisions of the Credit Agreement in order to permit us to maintain a cash collateral account as security for our reimbursement obligations, in respect of certain letters of credit to be issued for our account.

The credit agreement will mature on February 1, 2021. Amounts drawn under the Credit Agreement accrue interest at a rate of LIBOR plus 7.60% per annum.

Equity Distribution Agreement

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

We expect our cash, cash equivalents and short-term investments will support our operations for at least the next twelve months from the date of this filing based on current operating plans and financial forecasts.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	(16,978)	(12,027)
Investing activities	23,512	(2,830)
Financing activities	(556)	19,195
Increase in cash, cash equivalents, and restricted cash	$5,978	$4,338

Net cash used in operating activities of $17.0 million for the three months ended March 31, 2018 was primarily due to our net loss of $13.9 million. Net cash used in operating activities of $12.0 million for the three months ended March 31, 2017 was primarily due to our net loss of $9.9 million.

Net cash provided by investing activities for the three months ended March 31, 2018, was primarily due to the maturity and redemption of investments of $25.9 million, offset by investment purchases of $2.0 million. For the three months ended March 31, 2017, the largest component of the cash used in investing was $10.1 million in purchases of corporate bonds and US government and agency debt securities, offset by the maturity and redemption of $8.1 million of investments.

Net cash used in financing activities for the three months ended March 31, 2018 is primarily due to changes in equity for the tax liability of RSUs, which vested in the period slightly offset by the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2017 includes $20.0 million from our former parent.

Contractual Obligations

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 13, 2018. Our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2018, we had net loss of $13.9 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. As of March 31, 2018, we had an accumulated deficit of $87.6 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2018, we had cash, cash equivalents, restricted cash and short-term investments in the amount of $73.3 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

We currently rely on only one revenue-generating product, IXINITY.

We currently have only one revenue-generating product, IXINITY, following the sale of our three hyperimmune products: WinRho SDF, HepaGam B and VARIZIG. The commercial success of IXINTY depends upon:

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

To preserve the tax-free treatment of the distribution related to the separation from Emergent, together with certain related transactions, we are restricted under the tax matters agreement that we entered into with Emergent, from taking any action that prevents such transactions from being tax-free for U.S. federal income tax purposes. In particular, until August 2018, we are restricted from taking certain actions (including restrictions on share issuances, business combinations, sales of assets, amendments to organizational documents and similar transactions) that could cause the distribution, together with certain related transactions, to fail to qualify as a tax-free transaction for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business, including use of our common stock to make acquisitions and equity capital market transactions. In addition, under the tax matters agreement, we are required to indemnify Emergent against any tax liabilities and related expenses arising from the failure of the distribution, together with certain related transactions, to be tax-free to the extent such failure is attributable to actions, events or transactions relating to our stock, assets or business, including the acquisition of our stock even if we did not participate in or otherwise facilitate the acquisition.

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

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of IXINITY could materially adversely affect our business by rendering us unable to sell IXINITY for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third-party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of IXINITY, our manufacturing processes and facilities, or our marketing programs conducted by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or the competent authorities of the EU Member States. Such investigations could also potentially lead to a recall of IXINITY or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU Member States could lead to product liability lawsuits as well.

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

As of December 31, 2017, we had approximately $41.5 million and $20.2 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to IXINITY, our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our products. Our competitors may devote greater resources to market or sell their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the hematology/oncology, and inflammation markets include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Bioverativ Therapeutics Inc., Boehringer Ingelheim GmbH, CSL Behring, a subsidiary of CSL Limited, Dendron Corp., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Pfizer Inc., Sanofi-Adventis US LLC, Shire US Inc., Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We compete, in the case of IXINITY, and expect to compete, in the cases of our product candidates in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

IXINTY or any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

Our ability to sell IXINITY to hospitals and clinics in the United States depends in part on our relationships with group purchasing organizations, or GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors. These negotiated prices are then made available to a GPOs affiliated hospitals and clinics and other members. If we are not one of the providers selected by a GPO, affiliated hospitals, clinics and other members may be less likely to purchase IXINITY, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts on the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of sole source third-party suppliers, including AGC Biologics, for our products and product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner depends on our third-party manufacturers being able to continue to meet our ongoing commercial and clinical trial needs and perform their contractual obligations. Increases in the prices we pay our suppliers, interruptions in the supply of raw materials or IXINITY or lapses in quality could adversely impact our margins, profitability, cash flows and prospects.

If, for any reason, AGC, sole manufacturer of bulk drug substance for our IXINITY product, does not continue to supply us with IXINITY in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fails or refuses to comply with its obligations to us under our manufacturing arrangement, we may not have adequate remedies for any breach of contract, and its failure to supply us could result in a shortage of IXINITY, which could lead to lost revenue and otherwise adversely affect our business, financial condition, results of operations and growth prospects. In addition, if AGC fails or refuses to supply us for any reason, we may be forced to consider entering into additional manufacturing arrangements with other third-party manufacturers. In each case, we will incur significant costs and time in obtaining the regulatory approvals for these third-party facilities and in taking the necessary steps to prepare these third parties for the manufacture of IXINITY. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of AGC may be expensive and time consuming and may cause interruptions in our supply of IXINITY to our customers or an inability to manufacture.

For example, during 2015, we ordered nine manufacturing lots of bulk drug substance from AGC and only one of those lots was successfully manufactured and released in 2015. During 2016, we ordered five manufacturing lots of bulk drug substance from AGC and none of these lots satisfied product release specifications.

On March 15, 2017, we announced the successful manufacture of a new bulk drug substance batch of IXINITY, providing new supply of IXINITY for the commercial market in May 2017. We have had success manufacturing batches of IXINITY since that time.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO414, APVO210, otlertuzumab, APVO436, ALG.APV-527, and an immunotherapeutic protein targeting ROR1 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDAs or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms.

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

Biotechnology company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a product candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDAs or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our product candidates, our stock price could decline significantly.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of IXINITY or any of our future product candidates if approved.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDAs regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, any of which could harm our business.

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

•

the Physician Payment Sunshine Act, which imposes annual disclosure requirements to Centers for Medicare and Medicaid, or  CMS on manufacturers of drugs, biologics and devices reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program of certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers or entities or marketing expenditures.

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

The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of “average manufacturer price,” or AMP, and the Medicaid rebate amount under the ACA and CMSs, issuance of final regulations implementing those changes also has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report “average sales price,” or ASP, information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including IXINITY. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, presently governed by the provisions of the EU Data Protection Directive, will be replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the U.S., will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

For each of our product candidates, including otlertuzumab, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Risks Related to Our Common Stock

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported sale price of our common stock has fluctuated between $1.19 and $4.75 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of March 31, 2018, Mr. El-Hibri was the beneficial owner of approximately 12% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

APTEVO THERAPEUTICS INC.

Date: May 10, 2018	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer