Form 10-K/A
period 2017-12-31
Aptevo Therapeutics Inc.
filed 2018-07-27
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the registrants most recently completed second fiscal quarter, was $35.8 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on such date.  Excludes an aggregate of 4,033,743 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 9, 2018, the number of shares of Registrant’s common stock outstanding was 21,112,605.

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

ii

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2018 (the “10-K”). This Amendment is being filed solely to (1) amend Item 9A and (2) refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 13, 2018) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART II

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Because of inherent limitations, disclosure controls and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following documents are filed as part of this report (i) the registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018 or (ii) this Amendment No. 1 to Annual Report on Form 10-K/A:

1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

10.1	Promissory Note, dated July 29, 2016, made by Emergent BioSolutions Inc. in favor of Aptevo Therapeutics Inc.	8-K	10.1	August 2, 2016	001-37746

10.2	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.3	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.4	Employee Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.4	August 2, 2016	001-37746

10.5	Amended and Restated Manufacturing Services Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	10-K	10.5	March 12, 2018	001-37746

10.6	Canadian Distributor Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.6	August 2, 2016	001-37746

10.7	Amended and Restated Trademark License Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	10-K	10.7	March 12, 2018	001-37746

10.8	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.9	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.10	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.11	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

C 10.12	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.13	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.15	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.16	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.17	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.18	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.19	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.20	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.21	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

†10.22	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.23	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.24	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.25	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

†10.26	Amended and Restated License Agreement, dated as of November 28, 2008, by and between Cangene Corporation (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.) and The University of North Carolina at Chapel Hill, as amended on June 14, 2012	10	10.23	April 15, 2016	001-37746

†10.27	CMC Commercial Supply (Manufacturing Services) Agreement, dated June 17, 2011, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.)	10	10.24	May 31, 2016	001-37746

†10.28	Amended and Restated Commercial Supply Agreement, dated as of June 16, 2017, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC.	10	10.2	August 10, 2017	001-37746

†10.29	Supply Agreement, dated April 29, 2014, between Aptevo BioTherapeutics LLC and Rovi Contract Manufacturing, S.L.	10	10.26	May 31, 2016	001-37746

†10.30	Manufacturing Services Agreement, dated May 27, 2015, Aptevo BioTherapeutics LLC and Patheon UK Limited	10	10.27	May 31, 2016	001-37746

10.31	Credit and Security Agreement, dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent, and the lenders from time to time party thereto.	8-K	10.1	August 5, 2016	001-37746

10.32	Fee Letter dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent.	8-K	10.2	August 5, 2016	001-37746

10.33	Third Amendment to License and Co-Development Agreement, dated as of December 12, 2016 by and between Aptevo Research and Development LLC and MorphoSys AG.	8-K	10.1	December 15, 2016	001-37746

10.34	Amendment No.1 to the Credit and Security Agreement, dated May 11, 2017, by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC and MidCap Financial Trust, as agent and the lenders from time to time thereto	10-Q	10.1	May 12, 2017	001-37746

10.35	Amendment No. 2 to Credit and Security Agreement, dated as of September 28, 2017, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2017).	8-K	1.01	September 28, 2017	001-37746

10.36	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.37	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.38	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 12, 2018	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.	10	21	June 29, 2016	001-37746

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	23.1	March 12, 2018	001-37746

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	10-K	101	March 12, 2018	001-37746

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	101	March 12, 2018	001-37746

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101	March 12, 2018	001-37746

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	101	March 12, 2018	001-37746

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	101	March 12, 2018	001-37746

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101	March 12, 2018	001-37746

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

Aptevo Therapeutics, Inc.

Date: July 27, 2018	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer