Form 10-Q
period 2018-06-30
Aptevo Therapeutics Inc.
filed 2018-08-09
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the number of shares of the registrant’s common stock outstanding was 22,669,405.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,228	$7,095
Short-term investments	37,503	73,688
Accounts receivable	6,145	2,141
Inventories	2,970	1,028
Prepaid expenses	4,863	4,022
Other current assets	7,138	6,710
Restricted cash	400	400
Total current assets	66,247	95,084
Restricted cash, net of current portion	12,447	10,000
Property and equipment, net	5,638	5,843
Intangible assets, net	5,665	6,080
Total assets	$89,997	$117,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,535	$7,350
Accrued compensation	2,685	4,626
Sales rebates and discounts payable	953	623
Current portion of long-term debt	4,167	3,333
Other short-term liabilities	762	2,578
Total current liabilities	18,102	18,510
Long-term debt, net	15,400	15,728
Other liabilities	465	734
Total liabilities	33,967	34,972

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 22,667,873 and 21,605,716 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23	22
Additional paid-in capital	156,760	155,837
Accumulated other comprehensive loss	(36)	(105)
Accumulated deficit	(100,717)	(73,719)
Total stockholders' equity	56,030	82,035
Total liabilities and stockholders' equity	$89,997	$117,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$6,826	$3,512	$10,897	$5,626
Collaborations	—	14	—	42
Total revenues	6,826	3,526	10,897	5,668
Costs and expenses:
Cost of product sales	2,534	2,968	4,315	1,241
Research and development	9,713	6,787	17,912	12,660
Selling, general and administrative	7,023	8,420	14,616	18,547
Loss from operations	(12,444)	(14,649)	(25,946)	(26,780)
Other expense from continuing operations	(711)	(514)	(1,118)	(920)
Loss before income taxes	(13,155)	(15,163)	(27,064)	(27,700)
Benefit from income taxes	—	996	—	1,819
Net loss from continuing operations	(13,155)	(14,167)	(27,064)	(25,881)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	11	3,974	65	6,566
Income tax expense	—	(996)	—	(1,819)
Income from discontinued operations	11	2,978	65	4,747
Net loss	$(13,144)	$(11,189)	$(26,999)	$(21,134)

Basic net loss per share:
Net loss from continuing operations	$(0.58)	$(0.67)	$(1.21)	$(1.23)
Net income from discontinued operations	$—	$0.14	$—	$0.22
Net loss	$(0.58)	$(0.53)	$(1.21)	$(1.01)
Weighted-average shares used to compute per share calculations	22,588,334	21,265,599	22,308,356	21,012,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED COLSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(13,144)	$(11,189)	$(26,999)	$(21,134)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments, net	47	(6)	69	(14)
Total comprehensive loss	$(13,097)	$(11,195)	$(26,930)	$(21,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(26,999)	$(21,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,166	2,779
Depreciation and amortization	1,187	1,716
Non-cash interest expense	506	459
Other	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,004)	(1,232)
Inventories	(1,942)	(1,467)
Prepaid expenses and other current assets	(1,360)	(301)
Accounts payable, accrued compensation and other liabilities	(1,510)	(5,139)
Assets and liabilities held for sale	—	(217)
Net cash used in operating activities	(32,984)	(24,536)
Investing Activities
Proceeds from the maturity of investments	52,843	29,189
Cash received from sale of Hyperimmune Business	65	—
Purchases of property and equipment	(567)	(970)
Purchases of investments	(16,534)	(10,279)
Net cash provided by investing activities	35,807	17,940
Financing Activities
Settlement of contribution receivable from former parent	—	20,000
Common stock issued upon exercise of stock options	564	—
Payment of tax liability for vested equity awards	(807)	(811)
Net cash (used in) provided by financing activities	(243)	19,189
Increase in cash, cash equivalents, and restricted cash	2,580	12,593
Cash, cash equivalents, and restricted cash at beginning of period	17,495	10,076
Cash, cash equivalents, and restricted cash at end of period	$20,075	$22,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, IXINITY, as well as various investigational stage product candidates in the areas of immuno-oncology and autoimmune and inflammatory diseases.

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

On September 28, 2017, Aptevo completed the sale of its hyperimmune business which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems (Hyperimmune Business). The Hyperimmune Business met all the conditions to be classified as a discontinued operation since the sale of Hyperimmune Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Hyperimmune Business. The operating results of the Hyperimmune Business are reported as income from the discontinued operations, both pre-tax and net of tax, in the consolidated statements of operations for the six months ended June 30, 2017 reporting period. See Note 2 - Sale of Hyperimmune Business for additional information.

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

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on a modified retrospective basis, which required the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of 2018. For Aptevo, there was no financial impact for the cumulative effect of this change, and therefore there was no adjustment to opening retained earnings. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Product Revenue, Net

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for Aptevo starting on January 1, 2019 and we will apply the practical expedients thereby continuing to account for leases that commenced before the effective date in accordance with previous GAAP. We are continuing to evaluate the impact of the application of this ASU on our condensed consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities, primarily for our office building lease.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the first six months of 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective on January 1, 2019, and early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. We are currently assessing the potential impact this ASU will have on our consolidated results of operations, financial position, and cash flows.

Recently Adopted Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has subsequently issued a number of amendments to ASU 2014-09. We adopted this standard effective January 1, 2018 on a modified retrospective basis. The new standard as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, included industry-specific guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of and ending-of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective January 1, 2018. Upon adoption of this standard, we applied the retrospective transition method for each period presented. As a result of this adoption we adjusted our consolidated statement of cash flows to include $10.4 million of restricted cash at December 31, 2017 and $12.8 million in restricted cash at June 30, 2018. See Note 5 – Cash, cash equivalents, and restricted cash for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. We adopted this standard effective January 1, 2018. Adoption of this standard had no impact on our condensed consolidated statements of cash flows or related disclosures.

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

The net gain on sale of the Hyperimmune Business totaling, $52.7 million, was calculated as the difference between the fair value of the consideration received for the Hyperimmune Business, the carrying value of the net assets transferred to Saol, less the transaction costs incurred and a working capital adjustment. The net gain on sale of the business may be adjusted in future periods by the contingent consideration based upon the achievement of certain gross profit milestones and collection of certain outstanding accounts receivable. In the first half of 2018, we recorded $0.1 million of these receivables, which is the amount recorded in other income from discontinued operations.

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$—	$7,238	$—	$12,506
Total revenues	—	7,238	—	12,506
Costs and expenses:
Cost of product sales	—	2,929	—	5,143
Research and development	—	1	—	41
Selling, general and administrative	—	334	—	756
Income from operations	—	3,974	—	6,566
Other income	11	—	65	—
Income from discontinued operations, before income taxes	11	—	65	—
Income tax expense	—	—	—	(1,819)
Income from discontinued operations	$11	$3,974	$65	$4,747

In the first half of 2018, we recorded $0.1 million due to the collection of certain accounts receivable transferred to Saol during the sale. Amortization for the Hyperimmune Business was $0.3 million for the three months ended June 30, 2017, and $0.6 million for the six months ended June 30, 2017. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the three and six months ended June 30, 2018.

Note 3. Collaboration Agreements

Alligator

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. Under this Collaboration Agreement, Alligator also granted to Aptevo a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody.

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

We assessed the arrangement in accordance with Topic 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of Topic 606 and is instead treated as a collaborative agreement under Topic 808. For the six months ended June 30, 2018, we incurred a higher share of the research and development costs than those of Alligator which netted to $0.1 million and is reflected as a reduction in our research and development expenses.

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

For the three and six months ended June 30, 2017, the MorphoSys Agreement related revenue was less than $0.1 million and the related total deferred revenue balance was $3.7 million as of June 30, 2017.

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

The Company’s financial assets measured at fair value consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,269	$—	$—	$14,269
Corporate bonds	—	8,563	—	8,563
US government and agency debt securities	—	14,956	—	14,956
Foreign government and agency debt securities	—	13,984	—	13,984
Total assets	$14,269	$37,503	$—	$51,772

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$10,997	$—	$—	$10,997
Corporate bonds	—	16,443	—	16,443
US government and agency debt securities	—	33,300	—	33,300
Foreign government and agency debt securities	—	23,945	—	23,945
Total assets	$10,997	$73,688	$—	$84,685

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three-month and six-month periods ended June 30, 2018.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions. Restricted cash, current portion, includes $0.4 million maintained in depository as collateral for corporate credit cards. In addition, we have long-term restricted cash of $10.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.4 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in thousands)	2018	2017
Cash	$4,163	$6,098
Cash equivalents	3,065	997
Restricted cash, current portion	400	400
Restricted cash, included in other long-term assets	12,447	10,000
Total cash, cash equivalents, and restricted cash	$20,075	$17,495

Note 6. Investments

Investments are classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during the three and six months ended June 30, 2018. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. We have determined that the unrealized losses on our marketable securities as of June 30, 2018 were temporary in nature, and currently do not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date. Our money market funds as of June 30, 2018 and December 31, 2017, are inclusive of $10.0 million in restricted cash.

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$14,269	$—	$—	$14,269
Total cash equivalents	$14,269	$—	$—	$14,269

Short-term investments:
Corporate bonds	$8,569	$—	$(6)	$8,563
US government and agency debt securities	14,968	—	(12)	14,956
Foreign government and agency debt securities	14,002	—	(18)	13,984
Total short-term investments	$37,539	$—	$(36)	$37,503

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$10,997	$—	$—	$10,997
Total cash equivalents	$10,997	$—	$—	$10,997

Short-term investments:
Corporate bonds	$16,455	$—	$(12)	$16,443
US government and agency debt securities	$33,331	—	(31)	$33,300
Foreign government and agency debt securities	24,007	—	(62)	23,945
Total short-term investments	$73,793	$—	$(105)	$73,688

Note 7. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$46	$56
Work-in-process	2,860	482
Finished goods	64	490
Total inventories	$2,970	$1,028

Note 8. Debt

On August 4, 2016, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale of the Hyperimmune Business under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize would be extended to February 1, 2019 if we achieved net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintain such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter. As we achieved net commercial product revenues of $16.2 million for the twelve month period ending June 30, 2018, our principal repayments have been deferred to February 1, 2019.

On February 23, 2018, we entered into a third Amendment with the agent and lenders to amend certain provisions of the Credit Agreement in order to permit us to maintain a cash collateral account as security for our reimbursement obligations, in respect of certain letters of credit to be issued for our account.

On August 6, 2018, we entered into an Amended and Restated Credit and Security Agreement (Amended Credit Agreement) amending the terms of our original $20 million term loan agreement with MidCap.  Under the Amended Credit Agreement, the timeline for us to begin making principal repayments has been extended to February 1, 2020, with an opportunity for further deferral through August 1, 2020. The amount of restricted cash that we are required to maintain on our balance sheet has been reduced from $10 million to $5 million.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum.

Note 9. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period.

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

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(13,144)	$(11,189)	$(26,999)	$(21,134)

Basic net income (loss) per share:
Net loss from continuing operations	$(0.58)	$(0.67)	$(1.21)	$(1.23)
Net income from discontinued operations	$—	$0.14	$—	$0.22
Net loss	$(0.58)	$(0.53)	$(1.21)	$(1.01)
Weighted-average shares used to compute per share calculations	22,588,334	21,265,599	22,308,356	21,012,760

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Outstanding options to purchase common stock	3,371	3,020
Unvested RSUs	147	1,450

Note 10. Equity

Common Stock

For the six months ended June 30, 2018, we received proceeds $0.6 million upon the exercise of stock options which resulted in the issuance of 254,086 shares of common stock. For the six months ended June 30, 2017 there was no proceeds from the exercise of stock options and no issuance of shares of common stock.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaces the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of June 30, 2018, there are 2.8 million shares available to be granted under the 2018 SIP.

Stock options under the 2018 SIP generally vest pro rata over a three-year period and terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors also vest over a three-year period. Option exercise prices for new options granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Research and development	$178	$544	$505	$1,236
Selling, general and administrative	271	556	661	1,543
Total stock-based compensation expense	$449	$1,100	$1,166	$2,779

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.00%	75.00%	75.00%	75.00%
Risk-free interest rate	2.78%	1.88%	2.73%	1.91%
Expected average life of options	6 years	6 years	6 years	6 years

Management has applied an estimated forfeiture rate of 10% for the periods presented.

The following is a summary of option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2017	2,819,344	$2.41	—	$5,134,379
Granted	895,538	3.53	—	—
Exercised	(224,574)	2.16	—	501,819
Forfeited	(119,210)	2.45	—	215,668
Outstanding at June 30, 2018	3,371,098	$2.72	7.45	$7,714,961
Exercisable at June 30, 2018	1,473,520	$2.46	5.37	$3,727,720

As of June 30, 2018, we had $2.7 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.3 years. The weighted average remaining contractual life of outstanding and exercisable options is 7.3 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2018 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2018:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2017	1,211,487	$2.91	$5,136,705
Vested	(1,049,524)	2.90	3,471,683
Forfeited	(15,313)	2.96	47,560
Outstanding at June 30, 2018	146,650	$2.98	$731,784
Expected to Vest	135,979	$2.95	$678,536

As of June 30, 2018, we had $0.2 million of unrecognized compensation expense related to RSUs expected to vest over a period of 0.7 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted on the Nasdaq Global Market.

Note 11. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the six month period ending June 30, 2018:

(in thousands)	Chargebacks and Rebates	Distribution Fees, Cash Discounts and Patient Assistance
Balance at December 31, 2017	$(428)	$(240)
Provision related to current period sales	(812)	(907)
Credit or payments made during the period	676	634
Balance at June 30, 2018	$(564)	$(513)

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

Note 13. Subsequent Event

On August 6, 2018, we entered into the Amended Credit Agreement amending the terms of its original $20 million term loan agreement with MidCap.  Under the Amended Credit Agreement, the timeline for us to begin making principal repayments has been extended to February 1, 2020, with an opportunity for further deferral through August 1, 2020. The amount of restricted cash that we are required to maintain on our balance sheet has been reduced from $10 million to $5 million. The obligations under the Amended Credit Agreement will mature on February 1, 2023.

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

Net loss for the three months ended June 30, 2018, and June 30, 2017 was $13.1 million and $11.2 million, respectively, and net loss for the six months ended June 30, 2018 and June 30, 2017 was $27.0 million and $21.1 million, respectively. We had an accumulated deficit of $100.7 million as of June 30, 2018. For the six months ended June 30, 2018, net cash used in our operating activities was $33.0 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marked product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate commercial revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Pipeline Highlights

We have one marketed product, IXINITY coagulation factor IX (recombinant), indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

We also have numerous investigational stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors. We are skilled at product candidate generation, validation and subsequent preclinical and clinical development using the ADAPTIR platform. We have the ability to progress ADAPTIR molecules from concept to commercialization by way of our protein engineering, preclinical development and process development capabilities, cGMP manufacturing oversight and clinical development capabilities. We also have the ability to launch, market and commercialize these product candidates upon approval.

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

•

APVO436, a bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T cell receptor. APVO436 engages T cells to initiate killing of tumor cells.  Aptevo filed an IND to evaluate APVO436 in a Phase 1 clinical trial for the treatment of patients with relapsed or refractory acute myeloid leukemia (AML) or myelodysplastic syndrome (MDS) in the second quarter of 2018 and plans to begin clinical development of APVO436 in the fourth quarter of 2018.

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

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform. Under this Collaboration Agreement, Alligator also granted to Aptevo R&D a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody.

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

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of this product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the opt-out occurs. The parties have also agreed on certain technical criteria or “stage gates” related to the development of this product that, if not met, will cause an automatic termination and wind-down of the Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

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

In accordance with the Restated Supply Agreement, a $7.0 million reserve held by AGC was applied to several batches manufactured through the first quarter of 2018 as a price concession. As a result, we had reduced raw materials or other related AGC costs associated with the inventory. We also saw an impact on our statement of operations due to a lower costs of goods sold associated with this inventory, which will also result in higher gross margins as sales are recognized. As of the last day of the first quarter of 2018, the full $7.0 million had been applied against the reserve and recorded as a reduced cost to inventory. The Restated Supply Agreement has a five-year term renewable with twenty-four months’ prior notice before the expiry of the term for successive two-year terms.

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

Comparison of the three months and six months ended June 30, 2018 and June 30, 2017

Financial Summary

We recognized a net loss of $13.1 million for the three months ended June 30, 2018 compared to a net loss of $11.2 million for the three months ended June 30, 2017. This increase in net loss for the three months ended June 30, 2018 is primarily due to income from discontinued operation that we recorded in the second quarter of 2017 of $3.0 million. In addition, our lower loss from continuing operations for the three months ended June 30, 2018 was due to higher product sales of $3.3 million, lower costs of product sales of $0.4 million, and lower selling, general and administrative costs of $1.4 million. This was offset by $2.9 million in increased research and development costs for the quarter.

For the six months ended June 30, 2018, we recognized a net loss of $27.0 million, compared to a net loss of $21.1 million for the six months ended June 30, 2017. This was primarily due to a one-time $3.0 million credit in the first quarter of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. This credit is reflected in our costs of product sales for the six months ended June 30, 2017. In addition, we had higher research and development expenses in the six months ended June 30, 2018 of $5.3 million. These increased costs were off-set by reduced sales and administrative costs of $3.9 million and increased revenue of $5.3 million. Further we recognized $6.6 million of income in the first six months of 2017 from discontinued operations due to the sale of the Hyperimmune Business.

Product Revenue

Product sales of IXINITY increased by $3.3 million, or 94%, to $6.8 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017, and by $5.3 million, or 94%, to $10.9 million for the six months ended June 30, 2018 from $5.6 million for the six months ended June 30, 2017. These increases were primarily related to the expansion of our distribution channel and continuing expansion of our Hemophilia B patient base.

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

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change	Percent
Product sales	$6,826	$3,512	$3,314	94%
Cost of product sales	2,534	2,968	(434)	-15%
Gross profit	$4,292	$544	$3,748
Gross margin percent	63%	15%

	For the Six Months Ended June 30,
	2018	2017	Change	Percent
Product sales	$10,897	$5,626	$5,271	94%
Cost of product sales	4,315	1,241	3,074	248%
Gross profit	$6,582	$4,385	$2,197
Gross margin percent	60%	78%

Cost of product sales decreased by $0.4 million, or 15% for the three months ended June 30, 2018 to $2.5 million from $3.0 million for the three months ended June 30, 2017. This decrease was primarily due to the sale of IXINITY inventory received without any cash costs being incurred due to product being received in settle against outstanding inventory credit. For the six months ended June 30, 2018 cost of goods sold increased by $3.1 million, or 248% to $4.3 million from $1.2 million for the six months ended June 30, 2018, due to a one-time $3.0 million credit in March of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications.

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

Our research and development expenses by program for the three and six months ended June 30, 2018 and 2017 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$914	$795	$119
otlertuzumab	273	413	(140)
Total clinical programs	1,187	1,208	(21)

Preclinical program, general research and discovery	8,337	4,960	3,377
IXINITY	189	619	(430)
Total	$9,713	$6,787	$2,926

	For the Six Months Ended June 30,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$1,610	$1,367	$243
otlertuzumab	585	664	(79)
Total clinical programs	2,195	2,031	164

Preclinical program, general research and discovery	15,290	9,192	6,098
IXINITY	427	1,437	(1,010)
Total	$17,912	$12,660	$5,252

Research and development expenses increased by $2.9 million, to $9.7 million for the three months ended June 30, 2018 from $6.8 million for the three months ended June 30, 2017, and by $5.3 million to $17.9 million for the six months ended June 30, 2018 from $12.7 million for the six months ended June 30, 2017. These changes were primarily comprised of:

•	a decrease in expense for otlertuzumab related to the timing of clinical trial activities;
•

a decrease in expense for IXINITY which resulted from additional costs relating to manufacturing process development activities in 2017 which concluded in the same period, and the timing of clinical trial activities; offset by

•	an increase in expenses for APVO414 primarily due to the timing of manufacturing activities and increased patient enrollment; and
•

an increase in the expenses for our preclinical program, general research and discovery programs, which is primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated.

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

For the three months ended June 30, 2018, selling, general and administrative expenses decreased by $1.4 million, or 17%, to $7.0 million from $8.4 million for June 30, 2017, and for the six months ended June 30, 2018 these expenses decreased by $3.9 million or 21%, to $14.6 million from $18.5 million for June 30, 2017. This decrease was primarily due to reduced personnel and professional services costs.

Discontinued Operations

On September 28, 2017, we sold our Hyperimmune Business to Saol International Limited (Saol). As a result of this sale, our Hyperimmune Business activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. In the first six months of 2018, we recorded $0.1 million of Hyperimmune income due to the collection of certain accounts receivable transferred to Saol at the time of the sale, and in the first six months of 2017, we recorded income from discontinued operations, net of tax, of $4.7 million. See Note 2 – Sale of Hyperimmune Business in the accompanying condensed consolidated financial statements for further information on the divestiture.

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

In the first six months of 2017, we have a benefit from incomes taxes of $1.8 million due to our net loss, which was offset by an income tax expense of $1.8 million related to the sale of our Hyperimmune Business.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, we had cash, cash equivalents and short-term investments in the amount of $57.6 million, of which $12.8 million is restricted.

For the six months ended June 30, 2018, we incurred a net loss of $27.0 million and we had an accumulated deficit of $100.7 million as of June 30, 2018. For the six months ended June 30, 2018, net cash used in our operating activities was $33.0 million.

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

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale of the Hyperimmune Business under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize would be extended to February 1, 2019 if we achieved net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintain such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter. As we achieved net commercial product revenues of $16.2 million for the twelve month period ending June 30, 2018, our principal repayments have been deferred to February 1, 2019.

On February 23, 2018, we entered into a third Amendment with the agent and lenders to amend certain provisions of the Credit Agreement in order to permit us to maintain a cash collateral account as security for our reimbursement obligations, in respect of certain letters of credit to be issued for our account.

On August 6, 2018, we entered into an Amended and Restated Credit and Security Agreement (Amended Credit Agreement) amending the terms of our original $20 million term loan agreement with MidCap.  Under the Amended Credit Agreement, the timeline for us to begin making principal repayments has been extended to February 1, 2020, with an opportunity for further deferral through August 1, 2020. The amount of restricted cash that we are required to maintain on our balance sheet has been reduced from $10 million to $5 million.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the Shares by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 (the Registration Statement). We have not issued any shares under the Equity Distribution Agreement as of June 30, 2018.

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

Although we expect our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We expect to continue to incur negative cash flows until other sources of revenue such as corporate partnering generates sufficient cash inflows to finance our operations and debt service requirements. Until we are cash flow positive, we anticipate we will need to continue to raise operating funds through the issuance of public or private equity securities, incurring additional debt or pursuing additional partnerships.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(32,984)	$(24,536)
Investing activities	35,807	17,940
Financing activities	(243)	19,189
Increase in cash, cash equivalents, and restricted cash	$2,580	$12,593

Net cash used in operating activities of $33.0 million for the six months ended June 30, 2018 was primarily due to our net loss of $27.0 million. Net cash used in operating activities of $24.5 million for the six months ended June 30, 2017 was primarily due to our net loss of $21.1 million.

Net cash provided by investing activities for the six months ended June 30, 2018, was primarily due to the maturity and redemption of investments of $52.8 million, offset by investment purchases of $16.5 million. For the six months ended June 30, 2017, the largest component of the cash used in investing was $29.2 million in maturity and redemption of investments offset by $10.3 million in purchases of corporate bonds and U.S. government and agency debt securities.

Net cash used in financing activities for the six months ended June 30, 2018 is primarily due to changes in equity for the tax liability of RSUs, which vested in the period slightly offset by the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2017 includes $20.0 million from our former parent.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2018, we had net loss of $27.0 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. As of June 30, 2018, we had an accumulated deficit of $100.7 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2018, we had cash, cash equivalents, restricted cash and short-term investments in the amount of $57.6 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of IXINITY sales;
•	the collection of accounts receivable from customers;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under our credit facility or any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution; and
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

We currently have only one revenue-generating product, IXINITY, following the sale of our three hyperimmune products: WinRho SDF, HepaGam B and VARIZIG. The commercial success of IXINTY depends upon:

•	the acceptance by regulators, physicians, patients and other key decision-makers of IXINITY as safe, therapeutic and cost-effective options;
•	our ability to further develop IXINITY and obtain marketing approval for their use in additional patient populations and the clinical data we generate to support expansion of the product label;
•	the ability of AGC Biologics and our third-party service providers to provide us with sufficient saleable quantities of IXINITY;
•	the impact of competition from existing competitive products and from competitive products that may be approved in the future;
•	the continued safety and efficacy of IXINITY;
•	to what extent and in what amount government and third-party payors cover or reimburse for the costs of IXINITY; and
•	our success and the success of our third-party distributors in selling and marketing IXINITY.

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

In August 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement, and its subsequent amendments, including our amendment and restatement of the Credit Agreement in August 2018, and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under the Credit Agreement. In addition, failure to comply with the covenants, including but not limited to the revenue covenants, under the Credit Agreement could result in an event of default. An event of default could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.

The nature of our business exposes us to potential liability inherent in pharmaceutical products, including with respect to the sale of IXINITY or any other product candidates that we successfully develop and the testing of our product candidates in clinical trials. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale or study. We cannot predict the frequency, outcome or cost to defend any such claims.

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

For example, as noted above, APVO414 is currently being tested in its first clinical trial in humans. Twenty-one patients have received the drug. One of the significant serious adverse events associated with the drug is infusion reactions. Infusion reactions are often associated with the infusion of a protein and are expected with this drug that activates T-cells. The events that have been reported with infusion of the drug include: fever, fatigue, hypertension, bronchospasm, chills and rigors. The severity of these reactions varied by patient and were managed medically and resolved. In addition, in December 2015, we discovered that patients receiving weekly doses of our product candidate APVO414 developed anti-drug antibodies, or ADA, during use. This ADA, which was not associated with safety issues, developed in most patients including those receiving the maximum tolerated dose of drug which could be given safely on a weekly basis. Undesirable side effects, such as this, or other unexpected adverse events or properties of any of our candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our other product candidates. If such an event occurs, a number of potentially significant negative consequences may result, including:

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

We believe that our most significant competitors in the hematology/oncology and inflammation markets include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Bioverativ Therapeutics Inc., Boehringer Ingelheim GmbH, CSL Behring, a subsidiary of CSL Limited, Dendron Corp., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Pfizer Inc., Sanofi-Adventis US LLC, Shire US Inc., Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We compete, in the case of IXINITY, and expect to compete, in the cases of our product candidates in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of IXINITY that are reimbursed by such entities. Various provisions of the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act), or ACA, increased the levels of rebates and discounts that we have to provide in connection with sales of IXINITY that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation and regulatory changes in the United States and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for IXINITY and also could further impact the levels of discounts and rebates we are required to pay to state and federal government entities.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. President Trump signed The Tax Cuts and Jobs Act of 2017 on December 22, 2017, which includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate”, effective January 1, 2019. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2 percent per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO414, APVO210, otlertuzumab, APVO436, ALG.APV-527, and an immunotherapeutic protein targeting ROR1, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes, and reach agreement on contract terms.

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

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IXINITY is not approved for use in patients younger than twelve years old. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDAs regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, any of which could harm our business.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. If the FDA or other regulatory or enforcement authorities determine that our communications regarding our marketed product are not in compliance with the relevant regulatory requirements and that we have improperly promoted off-label uses, or that our communications regarding our investigational products are not in compliance with the relevant regulatory requirements and that we have improperly engaged in pre-approval promotion, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Our products may face regulatory, legal or commercial challenges even after approval.

Any drug or biologic for which we receive FDA approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, cGMP, and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities, or those of our third-party manufacturers and distributors, could be subject to challenge under one or more of such laws.

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

If we fail to comply with federal, state and local healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biotechnology company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payors for our products, certain federal, state and local healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, to induce, or in return for, either the referral of an individual, or the purchase, lease, prescribing or recommendation of an item, good, facility or service reimbursable by a federally funded healthcare program, such as the Medicare or Medicaid program. The term “remuneration” has been interpreted broadly and may constrain our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, among other activities;

•

federal civil and criminal false claims, including the federal False Claims Act, and false statement laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent or knowingly making any materially false statement in connection with the delivery or payment for healthcare benefits, items or services;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

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

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

In addition, certain states mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to health care professionals and entities, and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increase the possibility that a pharmaceutical company may violate one or more of the requirements. Any failure to comply with these reporting requirements could result in significant fines and penalties.

The risks of complying with these laws cannot be entirely eliminated. The risk of violation of such laws is also increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and transparency laws may prove costly. If our past or present operations, or those of our distributors are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to sanctions, including civil and administrative penalties, criminal fines, damages, disgorgement, exclusion from participation in U.S. federal or state health care programs, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Similarly, if healthcare providers, distributors or other entities with whom we do business are found to be out of compliance with applicable laws and regulations, they may be subject to sanctions, which could also have a negative impact on us.

If we fail to comply with our obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines.

The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of “average manufacturer price,” or AMP, and the Medicaid rebate amount under the ACA and CMS, issuance of final regulations implementing those changes also has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report “average sales price,” or ASP, information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including IXINITY. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business.  However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact our sales of IXINITY or the development and commercialization of our product candidates, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

Our collaboration agreement with Alligator, or any collaboration agreement we may consider entering into, may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborative partners. It is likely that our collaborative partners will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance.

If we do not continue to develop effective internal controls, we may not be able to accurately report our financial results and our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Risks Related to Our Common Stock

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $1.19 and $5.94 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	changes in earnings estimated by securities analysts or management, or our ability to meet those estimates;
•	investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses and results of clinical and non-clinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our products;

•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	actual or anticipated variations in our product revenue and results of operations;
•	the operating and stock price performance of comparable companies;
•	general industry conditions and domestic and worldwide financial, economic and political instability; and
•	the other factors described in this “Risk Factors” section.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and we have issued significant number of restricted stock units that will vest over time. From time to time, we expect to issue additional options, RSUs or other stock-based awards to our employees under our employee benefits plans.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of June 30, 2018, Mr. El-Hibri was the beneficial owner of approximately 12% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan
10.2*	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 9, 2018	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer