Form 10-Q
period 2018-09-30
Aptevo Therapeutics Inc.
filed 2018-11-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 9, 2018, the number of shares of the registrant’s common stock outstanding was 22,687,854.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,447	$7,095
Short-term investments	9,192	73,688
Accounts receivable	6,202	2,141
Inventories	3,969	1,028
Prepaid expenses	5,195	4,022
Other current assets	6,990	6,710
Restricted cash	400	400
Total current assets	60,395	95,084
Restricted cash, net of current portion	7,448	10,000
Property and equipment, net	5,608	5,843
Intangible assets, net	5,458	6,080
Other assets	25	—
Total assets	$78,934	$117,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,808	$7,350
Accrued compensation	3,875	4,626
Sales rebates and discounts payable	936	623
Current portion of long-term debt	—	3,333
Other short-term liabilities	823	2,578
Total current liabilities	15,442	18,510
Long-term debt, net	19,143	15,728
Other liabilities	349	734
Total liabilities	34,934	34,972

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 22,677,270 and 21,605,716 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	23	22
Additional paid-in capital	157,258	155,837
Accumulated other comprehensive loss	(2)	(105)
Accumulated deficit	(113,279)	(73,719)
Total stockholders' equity	44,000	82,035
Total liabilities and stockholders' equity	$78,934	$117,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$5,824	$2,506	$16,721	$8,131
Collaborations	—	3,666	—	3,709
Total revenues	5,824	6,172	16,721	11,840
Costs and expenses:
Cost of product sales	2,437	1,872	6,752	3,114
Research and development	8,574	7,175	26,486	19,835
Selling, general and administrative	6,940	7,473	21,556	26,019
Loss from operations	(12,127)	(10,348)	(38,073)	(37,128)
Other expense from continuing operations	(474)	(436)	(1,592)	(1,356)
Loss before income taxes	(12,601)	(10,784)	(39,665)	(38,484)
Benefit from income taxes	—	13,768	—	15,587
Net (loss) income from continuing operations	(12,601)	2,984	(39,665)	(22,897)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	39	56,140	104	62,706
Income tax expense	—	(21,257)	—	(23,076)
Income from discontinued operations	39	34,883	104	39,630
Net (loss) income	$(12,562)	$37,867	$(39,561)	$16,733

Basic net (loss) income per share:
Net (loss) income from continuing operations	$(0.56)	$0.14	$(1.77)	$(1.08)
Net income from discontinued operations	$—	$1.63	$—	$1.87
Net (loss) income per basic share	$(0.56)	$1.77	$(1.77)	$0.79
Weighted-average shares used to compute per share calculations	22,672,721	21,385,381	22,431,146	21,138,332

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(0.56)	$0.14	$(1.77)	$(1.08)
Net income from discontinued operations	$—	$1.61	$—	$1.87
Net (loss) income per diluted share	$(0.56)	$1.75	$(1.77)	$0.79
Weighted-average shares used to compute per share calculations	22,672,721	21,672,269	22,431,146	21,138,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED COLSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(12,562)	$37,867	$(39,561)	$16,733
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale investments, net	34	(24)	103	(10)
Total comprehensive (loss) income	$(12,528)	$37,843	$(39,458)	$16,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities
Net (loss) income	$(39,561)	$16,733
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,647	3,829
Depreciation and amortization	1,784	2,991
Non-cash interest expense and other	691	—
Gain on sale of Hyperimmune Business	—	(52,538)
Income taxes	—	7,489
Changes in operating assets and liabilities:
Accounts receivable	(4,061)	(221)
Inventories	(2,941)	(776)
Prepaid expenses and other current assets	(1,570)	(815)
Accounts payable, accrued compensation and other liabilities	(432)	(1,941)
Sales rebates and discounts	313	100
Assets and liabilities held for sale and amount due to Saol	—	2,704
Deferred revenue	—	(3,707)
Net cash used in operating activities	(44,130)	(26,152)
Investing Activities
Proceeds from the maturity of investments	81,152	53,218
Cash received from sale of Hyperimmune Business	65	60,477
Purchases of property and equipment	(927)	(1,105)
Purchases of investments	(16,534)	(29,291)
Net cash provided by investing activities	63,756	83,299
Financing Activities
Common stock issued upon exercise of stock options	572	—
Payment of tax liability for vested equity awards	(797)	(843)
Debt issuance costs	(601)	(150)
Settlement of contribution receivable from former parent	—	20,000
Net cash (used in) provided by financing activities	(826)	19,007
Increase in cash, cash equivalents, and restricted cash	18,800	76,154
Cash, cash equivalents, and restricted cash at beginning of period	17,495	10,076
Cash, cash equivalents, and restricted cash at end of period	$36,295	$86,230

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

On September 28, 2017, Aptevo completed the sale of its hyperimmune business which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems (Hyperimmune Business). The Hyperimmune Business met all the conditions to be classified as a discontinued operation since the sale of Hyperimmune Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Hyperimmune Business. The operating results of the Hyperimmune Business are reported as income from discontinued operations, both pre-tax and net of tax, in the consolidated statements of operations for the nine months ended September 30, 2017 reporting period. See Note 2 - Sale of Hyperimmune Business for additional information.

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

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606) on a modified retrospective basis, which required the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of 2018. For Aptevo, there was no financial impact for the cumulative effect of this change, and therefore there was no adjustment to opening retained earnings. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customers. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Reserves for Variable Consideration

We have identified the following fees, discounts and rebates that result in consideration being variable: chargebacks, distributor and Group Purchasing Organizations (GPO) fees, government rebates, return rights, and patient assistance. As part of determining variable consideration we noted that although the distributors are our customers, there are additional indirect customers in the distribution chain to whom we make payments.  These indirect customers are not customers; however, unless a distinct good or service is provided to us, payments to these indirect customers need to be accounted for as a reduction in the transaction price, and therefore constitute an element of variable consideration, under ASC 606.  Further, if material, we would also account for returns as variable consideration.

These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

We have established reserves for the following types of variable consideration:

Chargebacks: We make payments to customers (in the form of credit memos) which are based on the difference between the price paid by the distributor and contracted prices paid by the authorized customers of the distributor. Specialty pharmacies and other smaller specialty distributors buy the product from the distributors at prices agreed to in contracts with us, or if they are eligible, at government established prices (PHS/Medicaid/Medicare/VA prices). When the distributor sells the product at contracted prices lower than their acquisition price, the distributor is allowed to charge the difference between their price and the contract price paid by their customer to Aptevo. We refer to this as a “Chargeback”.

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

Distribution, Dispensing, and Data Fees – We pay fees (in the form of direct payments) to the distributors and some indirect customers for distribution and dispensing of the products and for transmission of data. Fees owed to our distributors is based on their purchases and is calculated as a direct percent of quarterly purchases. Although fees can vary from distributor to distributor, the fees associated with a specific sale is known at the time of the sale. Fees owed to GPOs are determined based on volume of indirect sales to GPS members.

Government Rebates: Certain sales by the specialty pharmacies are to qualified PHS/Medicaid/Medicare/VA and other publicly insured patients. We have contracts with these agencies, some of which require rebates for sales made under these programs. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Commercial Rebates: We currently offer the option to receive a rebate based on volume thresholds. This rebate is estimated at the time of the sale and is based on the terms of the Customer agreements. There are minimum volume requirements in order to receive this rebate, which varies per Customer.

Cash Discounts: Most customers have the option to receive a cash discount for early payment. Typically, cash discounts are two-percent of the invoice amount if the payment is made within thirty days.

Patient Assistance: Certain patients maybe eligible for the IXINITY Savings Program, which provides for up to $12,000 annual benefit to assist with co-payments. Historically, this has been insignificant to our revenue as the total benefit provided since sales of IXINITY commenced in 2015 has been less than $0.1 million.

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

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and Orphan Drug tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for Aptevo starting on January 1, 2019 and we will apply the practical expedients thereby continuing to account for leases that commenced before the effective date in accordance with previous GAAP. We are continuing to evaluate the impact of the application of this ASU on our condensed consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities, primarily for our office building lease.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the third quarter of 2018, we filed our U.S. federal tax return for 2017. While we do not anticipate any remaining adjustments related to the Tax Reform Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Tax Reform Act. Any subsequent adjustments will be recorded in the fourth quarter of 2018 when the full analysis is complete.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (ASC 718) – Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective on January 1, 2019, and early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. We are currently assessing the potential impact this ASU will have on our consolidated results of operations, financial position, and cash flows.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present any changes in shareholders’ equity in the interim financial statements, either in a separate statement or footnote in the quarterly reports on Form 10-Q. The amendments became effective on November 5, 2018; however, the SEC has stated it will not object if filers first include the additional disclosure for the first quarter that begins after the effective date of the amendments. As a result, Aptevo will first provide the additional disclosure in its quarterly report on Form 10-Q for the first quarter of 2019.  We will be adding an additional disclosure to our filing, but currently do not anticipate there to be any financial impact.

Recently Adopted Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), and has subsequently issued a number of amendments to ASU 2014-09. We adopted this standard effective January 1, 2018 on a modified retrospective basis. The new standard as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, included industry-specific guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of and ending-of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective January 1, 2018. Upon adoption of this standard, we applied the retrospective transition method for each period presented. As a result of this adoption we adjusted our consolidated statement of cash flows to include $10.4 million of restricted cash at December 31, 2017 and $7.8 million in restricted cash at September 30, 2018. See Note 5 – Cash, cash equivalents, and restricted cash for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. We adopted this standard effective January 1, 2018. Adoption of this standard had no impact on our condensed consolidated statements of cash flows or related disclosures.

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

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$—	$6,380	$—	$18,886
Total revenues	—	6,380	—	18,886
Costs and expenses:
Cost of product sales	—	2,586	—	7,730
Research and development	—	3	—	44
Selling, general and administrative	—	189	—	944
Income from operations	—	3,602	—	10,168
Gain on sale of Hyperimmune Business		52,538		52,538
Other income	39	—	104	—
Income from discontinued operations, before income taxes	39	56,140	104	62,706
Income tax expense	—	(21,257)	—	(23,076)
Income from discontinued operations	$39	$34,883	$104	$39,630

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

In the three and nine months ended September 30, 2018, we recorded $0.0 million and $0.1 million, respectively, due to the collection of certain accounts receivable transferred to Saol during the sale. Amortization for the Hyperimmune Business was $0.3 million for the three months ended September 30, 2017, and $0.9 million for the nine months ended September 30, 2017. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the three and nine months ended September 30, 2018.

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

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause) and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of the product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of the product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the opt-out occurs. The parties have also agreed on certain technical criteria or “stage gates” related to the development of this product candidate that, if not met, will cause an automatic termination and wind-down of this Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

The Collaboration Agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the nine months ended September 30, 2018, we incurred a higher share of the research and development costs than those of Alligator which netted to $0.4 million and is reflected as a reduction in our research and development expenses.

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

As a result of the termination, we recognized the total remaining deferred revenue balance of $3.7 million in the third quarter of 2017.

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

The Company’s financial assets measured at fair value consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$29,668	$—	$—	$29,668
Corporate bonds	—	2,196	—	2,196
US government and agency debt securities	—	6,996	—	6,996
Foreign government and agency debt securities	—	—	—	—
Total assets	$29,668	$9,192	$—	$38,860

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$10,997	$—	$—	$10,997
Corporate bonds	—	16,443	—	16,443
US government and agency debt securities	—	33,300	—	33,300
Foreign government and agency debt securities	—	23,945	—	23,945
Total assets	$10,997	$73,688	$—	$84,685

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the three-month and nine-month periods ended September 30, 2018.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions. Restricted cash, current portion, includes $0.4 million maintained in depository as collateral for corporate credit cards. In addition, we have long-term restricted cash of $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.4 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(in thousands)	2018	2017
Cash	$24,334	$6,098
Cash equivalents	4,113	997
Restricted cash, current portion	400	400
Restricted cash, included in other long-term assets	7,448	10,000
Total cash, cash equivalents, and restricted cash	$36,295	$17,495

Note 6. Investments

As of September 30, 2018, and December 31, 2017, all investments were classified as available-for-sale securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during the three and nine months ended September 30, 2018.

Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. We have determined that the unrealized losses on our marketable securities as of September 30, 2018 were temporary in nature, and currently do not intend to sell these securities before recovery of their amortized cost basis.

All short-term investments are limited to a final maturity of less than one year from the reporting date. Our money market funds as of September 30, 2018 are inclusive of $5.0 million in restricted cash and as of December 31, 2017, are inclusive of $10.0 million in restricted cash.

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$29,668	$—	$—	$29,668
Total cash equivalents	$29,668	$—	$—	$29,668

Short-term investments:
Corporate bonds	$2,197	$—	$(1)	$2,196
US government and agency debt securities	6,997	—	(1)	6,996
Foreign government and agency debt securities	—	—	—	—
Total short-term investments	$9,194	$—	$(2)	$9,192

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market fund	$10,997	$—	$—	$10,997
Total cash equivalents	$10,997	$—	$—	$10,997

Short-term investments:
Corporate bonds	$16,455	$—	$(12)	$16,443
US government and agency debt securities	$33,331	—	(31)	$33,300
Foreign government and agency debt securities	24,007	—	(62)	23,945
Total short-term investments	$73,793	$—	$(105)	$73,688

Note 7. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$43	$56
Work-in-process	2,462	482
Finished goods	1,464	490
Total inventories	$3,969	$1,028

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

Note 9. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, stock options and restricted stock units are only included in the calculation of diluted net income per share when their effect is dilutive.

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(12,562)	$37,867	$(39,561)	$16,733

Basic net (loss) income per share:
Net (loss) income from continuing operations	$(0.56)	$0.14	$(1.77)	$(1.08)
Net income from discontinued operations	—	1.63	—	1.87
Net (loss) income per basic share	$(0.56)	$1.77	$(1.77)	$0.79
Weighted-average shares used to compute per share calculations	22,672,721	21,385,381	22,431,146	21,138,332

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(0.56)	$0.14	$(1.77)	$(1.08)
Net income from discontinued operations	—	1.61	—	1.87
Net (loss) income per diluted share	$(0.56)	$1.75	$(1.77)	$0.79
Weighted-average shares used to compute per share calculations	22,672,721	21,672,269	22,431,146	21,138,332

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net (loss) income per share:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Outstanding options to purchase common stock	3,358	2,989
Unvested RSUs	139	1,256

Note 10. Equity

Common Stock

For the nine months ended September 30, 2018, we received proceeds of $0.6 million upon the exercise of stock options which resulted in the issuance of 257,550 shares of common stock. For the nine months ended September 30, 2017 there was no proceeds from the exercise of stock options and no issuance of shares of common stock. We also issued 814,004 and 1,154,994 shares of common stock in the nine months ended September 30, 2018 and September 30, 2017, respectively, upon the vesting of RSUs.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaces the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of September 30, 2018, there are 2.8 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development	$190	$555	$695	$1,791
Selling, general and administrative	291	485	952	2,028
Total stock-based compensation expense	$481	$1,040	$1,647	$3,819

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.00%	75.00%	75.00%	75.00%
Risk-free interest rate	2.78%	1.91%	2.73%	1.91%
Expected average life of options	6 years	6 years	6 years	6 years

Management has applied an estimated forfeiture rate of 10% for the periods presented.

The following is a summary of option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2017	2,819,344	$2.41	—	$5,134,379
Granted	907,388	3.55	—	—
Exercised	(237,508)	2.17	—	536,165
Forfeited	(131,691)	2.43	—	246,388
Outstanding at September 30, 2018	3,357,533	$2.73	7.21	$7,936,601
Exercisable at September 30, 2018	1,592,789	$2.50	5.39	$4,107,444

As of September 30, 2018, we had $2.4 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.1 years. The weighted average remaining contractual life of outstanding and exercisable options is 7.1 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2018 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2017	1,211,487	$2.91	$5,136,705
Vested	(1,057,448)	2.90	3,507,341
Forfeited	(15,313)	2.96	47,560
Outstanding at September 30, 2018	138,726	$2.98	$704,728
Expected to Vest	132,078	$2.98	$670,956

As of September 30, 2018, we had $0.1 million of unrecognized compensation expense related to RSUs expected to vest over a period of 0.5 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Global Market.

Note 11. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the nine month period ending September 30, 2018:

(in thousands)	Chargebacks and Rebates	Distribution Fees, Cash Discounts and Patient Assistance
Balance at December 31, 2017	$(428)	$(240)
Provision related to current period sales	(1,383)	(1,783)
Credit or payments made during the period	1,058	917
Balance at September 30, 2018	$(753)	$(1,106)

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

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the third quarter of 2018, we filed our US federal tax return. While we do not anticipate any remaining adjustments related to the Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Act. Any subsequent adjustments will be recorded in the fourth quarter of 2018 when the full analysis is complete.

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

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this quarterly report.

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

For the three months ended September 30, 2018, we had a net loss of $12.6 million, and for the three months ended September 30, 2017, we recognized net income of $37.9 million, due to the sale of our Hyperimmune Business, which consisted of the following products: WinRho® SDF; HepaGam B®; and VARIZIG®, or the Hyperimmune Business. For the nine months ended September 30, 2018, we had a net loss of $39.6 million, and for the nine months ended September 30, 2017, we recognized net income of $16.7 million, due to the sale of our Hyperimmune Business in the third quarter of 2017. We had an accumulated deficit of $113.3 million as of September 30, 2018. For the nine months ended September 30, 2018, net cash used in our operating activities was $44.1 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marked product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate commercial revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

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

Our investigational stage product candidates are:

•

APVO436, a bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3. APVO436 engages T cells to initiate killing of tumor cells.  Aptevo filed an investigational new drug application (IND) to evaluate APVO436 in a Phase 1 clinical trial for the treatment of patients with relapsed or refractory acute myeloid leukemia (AML) or myelodysplastic syndrome (MDS) in the second quarter of 2018 and plans to begin clinical development of APVO436 in the fourth quarter of 2018.

•

APVO210, a bispecific ADAPTIR preclinical candidate with a novel mechanism of action based on targeted cytokine delivery.  APVO210 is composed of a humanized anti-CD86 antibody fused with a modified form of IL-10 that specifically induces IL-10 signaling on antigen presenting cells, but not on lymphoid populations. APVO210 functions by suppressing immune responses and inducing certain tolerogenic responses and therefore may have potential benefit for the treatment of autoimmune and inflammatory diseases. We intend to initiate clinical development in the first quarter of 2019.

•

ALG.APV-527, a bispecific antibody candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.  4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the tumor antigen, including breast, cervical, non-small-cell-lung, prostate, renal, gastric, colorectal and bladder cancers. Aptevo intends to file a CTA in the second half of 2019.

•

A proof-of-concept bispecific candidate featuring an immunotherapeutic protein targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related malignancies.  Initial preclinical data demonstrate redirected T cell killing of tumors expressing ROR1 in vitro and in vivo in animal models.

We have elected to discontinue the APVO414 development program, a first generation bispecific ADAPTIR candidate, including the Phase 1 clinical program, targeting prostate specific membrane antigen (PSMA), an enzyme that is expressed on the surface of prostate cancer cells, and, CD3, a component of the T cell receptor complex expressed on all T cells.  APVO414 redirected T cells to specifically kill PSMA-expressing tumors and was being developed for metastatic castration-resistant prostate cancer (mCRPC), which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies. To date, no dose limiting toxicities have been reported with continuous infusion in the Phase 1 mCRPC clinical study. In that study, continuous infusion delayed the development of anti-drug antibodies (ADA) compared to weekly IV infusions, but with longer dosing, ADA developed that cleared the drug from the blood in some patients. While we are no longer enrolling patients into the Phase I APVO414 clinical study, we will continue to monitor the patients remaining on the therapy.

We have elected to discontinue the otlertuzumab development program, a first generation monospecific ADAPTIR candidate including the Phase 2 clinical program for the treatment of peripheral T-cell lymphoma (PTCL).  A previous Phase 2 clinical study evaluating otlertuzumab for the treatment of chronic lymphocytic leukemia (CLL) showed that otlertuzumab in combination with bendamustine, compared to bendamustine alone, demonstrated a significant increase in median progression free survival for the combination, from approximately 10 to 16 months. While there was some evidence of tumor regression (43% primary tumor) in one patient in the PTCL pilot Phase 2 clinical study, there has been no evidence of an early response in the remaining patients. Preliminary immunohistochemistry analysis has revealed that the number of patients with tumors expressing CD37, and the degree of CD37 expression within the tumors, is much lower than that found on panels of PTCL patient samples that were tested prior to the initiation of the pilot study. It was due to these reasons that we elected to close the study to further enrollment, however, we will continue to monitor the patients remaining on therapy.

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

Sale of Hyperimmune Business

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

On June 17, 2017, we entered into a non-exclusive Amended and Restated Commercial Supply, or Restated Supply Agreement, with AGC for the commercial development and manufacture of IXINITY. Pursuant to the terms of the Restated Supply Agreement, AGC agreed to manufacture IXINITY in the quantity of batches provided to AGC on a twenty-four month rolling forecast. Beginning 2018, the minimum and maximum batches are four and ten, respectively in a calendar year. Multiple batches ordered in succession with no changeover to another product between batches, or a campaign, shall receive an incremental discounted price.

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

Comparison of the three months and nine months ended September 30, 2018 and September 30, 2017

Financial Summary

We recognized a net loss of $12.6 million and $39.6 million for the three and nine months ended September 30, 2018, respectively, compared to net income of $37.9 million and $16.8 million for the three and nine months ended September 30, 2017, respectively. Net income in the three and nine months ended September 30, 2017 included $34.9 million and $39.6 million, respectively, in net income from discontinued operations, which was due to the net gain on the sale of the Hyperimmune Business of $52.5 million, operating income from the discontinued operation of $3.6 million and $10.2 million, for the three and nine months ended September 30, 2017, respectively, and offsetting tax expense of $21.3 million and $23.1 million in the three and nine months ended September 30, 2017, respectively.

We reported losses from continuing operations, before tax, of $12.6 million in Q3 of 2018, compared to $10.8 million in Q3 of 2017. The net loss from continued operations, before tax in the third quarter of 2017 benefitted from the final recognition of $3.7 million in deferred collaboration revenue due to the termination of our collaboration agreement with MorphoSys. We did not recognize collaboration revenue in 2018. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, product sales were higher by $3.3 million, which was offset by an increase in cost of products sold of $0.6 million. Research and development costs increased by $1.4 million for the quarter and selling, general and administrative costs decreased for the same period by $0.5 million.

Losses from continuing operations, before tax for the nine months ended September 30, 2018 was $39.7 million, compared to $38.5 million in 2017, with an increase in product sales of $8.6 million, offset by an increase in cost of product sales of $3.6 million. 2017 benefitted from a one-time credit of $3.0 million credit reflected the first quarter of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications. In addition, we had higher research and development expenses in the nine months ended September 30, 2018 of $6.7 million. These increased costs were off-set by reduced sales and administrative costs of $4.5 million.

Product Revenue

Product sales of IXINITY increased by $3.3 million, or 132%, to $5.8 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017, and by $8.6 million, or 106%, to $16.7 million for the nine months ended September 30, 2018 from $8.1 million for the nine months ended September 30, 2017. These increases were primarily related to the expansion of our distribution channel and continuing expansion of our Hemophilia B patient base.

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

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change	Percent
Product sales	$5,824	$2,506	$3,318	132%
Cost of product sales	2,437	1,872	565	30%
Gross profit	$3,387	$634	$2,753	434%
Gross margin percent	58%	25%

	For the Nine Months Ended September 30,
	2018	2017	Change	Percent
Product sales	$16,721	$8,132	$8,589	106%
Cost of product sales	6,752	3,113	3,639	117%
Gross profit	$9,969	$5,019	$4,950	99%
Gross margin percent	60%	62%

Cost of product sales increased by $0.6 million, or 30% for the three months ended September 30, 2018 to $2.4 million from $1.9 million for the three months ended September 30, 2017. The 30% increase is significantly lower than the 132% increase in product sales due mainly to the sale of lower cost inventory paid for without any cash costs being incurred due to product being received in settlement against an outstanding inventory credit.

For the nine months ended September 30, 2018 cost of goods sold increased by $3.6 million, or 117% to $6.8 million from $3.1 million for the nine months ended September 30, 2018, due to a one-time $3.0 million credit in March of 2017 relating to the settlement of a dispute between Aptevo and AGC in regards to certain IXINITY batches from 2015 that did not meet manufacturing specifications and the impact of the sale of lower cost inventory in the third quarter of 2018.

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

Our research and development expenses by program for the three and nine months ended September 30, 2018 and 2017 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$844	$1,425	$(581)
otlertuzumab	378	334	44
Total clinical programs	1,222	1,759	(537)

Preclinical program, general research and discovery	7,164	5,135	2,029
IXINITY	188	281	(93)
Total	$8,574	$7,175	$1,399

	For the Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$2,454	$2,792	$(338)
otlertuzumab	963	998	(35)
Total clinical programs	3,417	3,790	(373)

Preclinical program, general research and discovery	22,454	14,327	8,127
IXINITY	615	1,718	(1,103)
Total	$26,486	$19,835	$6,651

Research and development expenses increased by $1.4 million, to $8.6 million for the three months ended September 30, 2018 from $7.2 million for the three months ended September 30, 2017, and by $6.7 million to $26.5 million for the nine months ended September 30, 2018 from $19.8 million for the nine months ended September 30, 2017. These changes were primarily comprised of:

•	a decrease in expenses for APVO414 primarily due to the timing of manufacturing activities;
•	a decrease in expense for otlertuzumab in the current quarter related to the timing of clinical trial activities;
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

For the three months ended September 30, 2018, selling, general and administrative expenses decreased by $0.5 million, or 7%, to $7.0 million from $7.5 million for September 30, 2017, and for the nine months ended September 30, 2018 these expenses decreased by $4.5 million or 17%, to $21.6 million from $26.0 million for September 30, 2017. This decrease was primarily due to reduced personnel and professional services costs.

Discontinued Operations

On September 28, 2017, we sold our Hyperimmune Business to Saol International Limited (Saol). As a result of this sale, our Hyperimmune Business activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. In the first nine months of 2018, we recorded $0.1 million of Hyperimmune income due to the collection of certain accounts receivable transferred to Saol at the time of the sale, and in the first nine months of 2017, we recorded income from discontinued operations, net of tax, of $16.7 million. See Note 2 – Sale of Hyperimmune Business in the accompanying condensed consolidated financial statements for further information on the divestiture.

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

In the first nine months of 2017, we have a benefit from incomes taxes of $15.6 million due to our net loss, which was offset by an income tax expense of $23.1 million related to the sale of our Hyperimmune Business.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, we had cash, cash equivalents and short-term investments in the amount of $45.5 million, of which $7.8 million is restricted.

For the nine months ended September 30, 2018, we incurred a net loss of $39.6 million and we had an accumulated deficit of $113.3 million as of September 30, 2018. For the nine months ended September 30, 2018, net cash used in our operating activities was $44.1 million.

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

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the Shares by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 (the Registration Statement). We have not issued any shares under the Equity Distribution Agreement as of September 30, 2018.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(44,130)	$(26,152)
Investing activities	63,756	83,299
Financing activities	(826)	19,007
Increase in cash, cash equivalents, and restricted cash	$18,800	$76,154

Net cash used in operating activities of $44.1 million for the nine months ended September 30, 2018 was primarily due to our net loss of $39.6 million and changes in working capital accounts. Net cash used in operating activities of $26.2 million for the nine months ended September 30, 2017 was primarily due to our net income of $16.7 million, offset by the recognition of $52.5 million for the gain on the sale of our Hyperimmune Business, $7.5 million in non-cash income tax expense and changes in working capital accounts.

Net cash provided by investing activities for the nine months ended September 30, 2018, was primarily due to the maturity and redemption of investments of $81.2 million, offset by investment purchases of $16.5 million. For the nine months ended September 30, 2017, the largest components of the cash used in investing activities were $53.2 million in maturity and redemption of investments, $60.5 million for the cash received from the sale of our Hyperimmune Business, offset by $29.3 million in purchases of corporate bonds and U.S. government debt securities.

Net cash used in financing activities for the nine months ended September 30, 2018 is primarily due to changes in equity for the tax liability of RSUs, which vested in the period, the payment of $0.6 million in debt issuance costs associated with the Amended Credit Agreement entered into with MidCap in August of 2018, offset by cash received due to the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2017 includes $20.0 million from our former parent.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2018, we had net loss of $39.6 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. As of September 30, 2018, we had an accumulated deficit of $113.3 million. If we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2018, we had cash, cash equivalents, restricted cash and short-term investments in the amount of $45.5 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

We currently rely on only one revenue-generating product, IXINITY.

We currently have only one revenue-generating product, IXINITY. The commercial success of IXINTY depends upon:

•	the acceptance by regulators, physicians, patients and other key decision-makers of IXINITY as a safe, therapeutic and cost-effective option;
•	our ability to further develop IXINITY and obtain marketing approval for its use in additional patient populations and the clinical data we generate to support expansion of the product label;
•	the ability of AGC Biologics and our third-party service providers to provide us with sufficient saleable quantities of IXINITY;
•	the impact of competition from existing competitive products and from competitive products that may be approved in the future;
•	the continued safety and efficacy of IXINITY;
•	to what extent and in what amount government and third-party payors cover or reimburse for the costs of IXINITY; and
•	our success and the success of our third-party distributors in selling and marketing IXINITY.

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

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and IXINITY prescription figures will likely fluctuate from month to month. IXINITY sales are difficult to predict from period to period and as a result, you should not rely on IXINITY sales results in any period as being indicative of future performance, and sales of IXINITY may be below the expectation of management, securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level and timing of commercial sales of IXINITY as well as our product candidates, if and when approved or commercialized;
•	the extent of coverage and reimbursement for IXINITY and the amount of IXINITY chargebacks, rebates and product returns;
•

the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and

•

the timing, cost and level of investment in our research and development activities as well as expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.

In addition, the number of procedures in which IXINITY or any of our product candidates, if commercialized, would be used may be significantly less than the total number of such procedures performed or total possible market size. These and other factors, including our limited history of product sales, may make it difficult for us to forecast and provide accurate guidance (including updates to prior guidance) related to our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

In August 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement was amended and restated in August 2018. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims, regardless of merit or eventual outcome, may absorb significant management time and result in reputational harm, potential loss of revenue from decreased demand for IXINITY or any product candidates we successfully develop, withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs, and could cause our stock price to fall.

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

As of December 31, 2017, we had approximately $41.5 million and $20.2 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not assessed whether such an ownership change has previously occurred. In addition we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Undesirable side effects, or other unexpected adverse events or properties of any of our candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our other product candidates. If such an event occurs, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•

regulatory authorities may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, Field Safety Corrective Actions or equivalent, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising;

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

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to IXINITY, our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may devote greater resources to market or sell their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

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

In the United States and internationally, sales of IXINITY and our ability to generate revenues on such sales are dependent, in significant part, on the availability of coverage and level of reimbursement from third-party payors, including government payors, such as Medicare and Medicaid, and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. Third-party payors are also increasingly challenging the prices charged for medical products and services. Third-party payors may limit access to biotechnology products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties, may reduce the demand for or negatively affect the price and potential profitability of those products. If these payors do not provide sufficient coverage and reimbursement for IXINITY or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently. Our ability to successfully commercialize IXINITY and product candidates and the demand for our products depends, in part, on the extent to which reimbursement and access is available from such third-party payors.

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

Our future revenues will depend on the availability outside the United States of adequate coverage, pricing and reimbursement from third-party payors for IXINITY, if we pursue registration and sale of IXINITY outside of the United States, and future drug products, if any.

Outside the United States, certain countries, including a number of EU Member States, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. We cannot be sure that these prices and reimbursement will be acceptable to us or our collaborative partners. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our collaborative partners, our revenues from future sales, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world but have been most drastic in the EU.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for IXINITY or any product candidates we successfully develop or additional pricing pressures.

If we are unable to negotiate and maintain satisfactory arrangements with group purchasing organizations and our distributors our financial condition could be adversely affected.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO210, APVO436, ALG.APV-527, and an immunotherapeutic protein targeting ROR1, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks. For example, in December 2015, after a review of data from the Phase 1 dose escalation study of APVO414 in prostate cancer patients, we concluded that the dosing regimen and administration required adjustment. Patients receiving weekly doses of APVO414 developed ADA. ADA developed in most patients including those receiving the maximum tolerated dose of drug that could be given safely on a weekly basis. These antibodies bind to the drug and reduce the concentration of active APVO414 in the blood and thus could potentially reduce its efficacy. However, we observed no safety issues related to the development of ADA. The cause of these antibodies is unclear but could be due to the weekly administration of the drug. The protocol was amended to continuous intravenous infusion which delayed the development of ADA compared to the weekly IV infusion. However, with longer dosing, ADA developed that cleared the drug from the blood in some patients. We elected to discontinue the development of APVO414 and are no longer enrolling patients into the Phase 1 clinical study, although we will continue to monitor the patients remaining on the therapy.

In addition, earlier this year we commenced a pilot Phase 2 study of otlertuzumab in combination with bendamustine in peripheral T cell lymphoma (PTCL). Otlertuzumab is a first-generation monospecific antibody targeting CD37. Reports in the literature showed that CD37 appeared to be overexpressed in various T-cell lymphomas, suggesting a potential role for otlertuzumab in the treatment of T-cell malignancies. While there was some evidence of tumor regression (43% in primary tumor) in one patient, there has been no evidence of an early response in the remaining patients. Preliminary immunohistochemistry analysis has revealed that the number of patients with tumors expressing CD37, and the degree of CD37 expression within the tumors, is much lower than that found on panels of PTCL patient samples that were tested prior to the initiation of the pilot study. At this time, we have elected to discontinue the otlertuzumab development program and to close the study to further enrollment, although we will continue to monitor patients remaining on therapy.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDAs regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, any of which could harm our business.

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

If we fail to comply with foreign, federal, state and local healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, and their respective implementing regulations mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to "business associates", or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, certain payments and transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

In addition, certain state and local laws mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to health care professionals and entities, and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increase the possibility that a pharmaceutical company may violate one or more of the requirements. Any failure to comply with these reporting requirements could result in significant fines and penalties.

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

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the DVA, the U.S. Department of Defense, or the DoD, the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price, or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the DVA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $184,767 for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other adversarial proceedings such as proceedings before the PTAB and opposition proceedings in the European Patent Office, regarding intellectual property rights that could impact our products and technology.

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

Synoptis Pharma Sp. z.o.o., or Synoptis, has opposed several of our house marks in the European Union. We are in settlement discussions with Synoptis and believe we will be able to reach agreement with Synoptis on terms.  In the event we are unsuccessful with our efforts to negotiate a settlement with Synoptis, we may lose our ability to obtain trademark registration for one or more of the house marks in the European Union, where Synoptis has opposed the marks, which could have a material and adverse effect on our business.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Our stock price may be volatile.

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

The public announcement of data from clinical trials or news of any developments related to our product pipeline may cause significant volatility in our stock price.

The announcement of data from clinical trials by us or our collaborative partners or news of any developments related to our key pipeline product candidates may cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key pipeline product candidates, or any delay in our anticipated timelines for filing for regulatory approval, could cause our stock price to decline significantly. There can be no assurance that data from clinical trials will support a filing for regulatory approval or even if approved, that any of our key pipeline products will become commercially successful.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of September 30, 2018, Mr. El-Hibri was the beneficial owner of approximately 12% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri’s significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*	Amended and Restated Credit and Security Agreement with MidCap, dated August 16, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 14, 2018	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer