Form 10-K
period 2018-12-31
Aptevo Therapeutics Inc.
filed 2019-03-18
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $90.1 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 29, 2018, the last trading day of the fiscal quarter.

Excludes an aggregate of 4,606,417 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 14, 2019, the number of shares of Registrant’s common stock outstanding was 42,940,219

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Aptevo,” and the “Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

ii

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this annual report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. Our forward-looking statements in this annual report are based on current expectations and we do not assume any obligation to update any forward-looking statements.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this annual report.

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

We have numerous investigational stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology can produce monospecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that engage immune effector cells and disease targets in a novel manner designed to produce unique signaling responses that may kill tumors or modulate the immune system to kill tumors. ADAPTIR redirected T-cell cytotoxicity (RTCC) molecules have shown more potent tumor killing in in vitro studies compared to heterodimer formats targeting the same tumor antigen. In addition, in in vitro studies, ADAPTIR bispecific candidates have generated lower levels of cytokines when tumor antigen presented compared to other formats targeting the same tumor antigen, and have induced comparable T-cell cytotoxicity.

We have one marketed product, IXINITY coagulation factor IX (recombinant), indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

STRATEGY

We seek to grow our business by, among other things:

Advancing our ADAPTIR platform, initially focusing on immunotherapy and the development of novel bispecific and multi-specific proteins for the treatment of cancer and autoimmune disease. We focus on product development using our ADAPTIR platform. We plan to generate additional bispecific protein immunotherapies for early development, potentially with other collaborative partners, to further validate the potential of the ADAPTIR platform. We intend to favor the development of bispecific candidates that have the potential to demonstrate proof of concept early in development and are differentiated in key oncology indications. We expect to continue to expand the ADAPTIR product pipeline to address areas of unmet medical need. Bispecifics and multispecific ADAPTIR proteins will be generated to target tumors using the immune system or direct cytokine delivery to selective cell populations or modulate immune cells to treat diseases. We believe these product candidates may have utility in oncology, autoimmune disease and other therapeutic areas.

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

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

Platform Technology

ADAPTIR Platform. The platform can be used to produce monospecific, bispecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets and receptors found on immune cells to mediate tumor killing and improve disease response by modulating the immune cells directly or immune environment. We believe we are well positioned for the development of bispecific therapeutics, which are antibody-based molecules that are able to bind two targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) platform. This allows us to take a novel approach to cancer immunotherapy.

Structurally, ADAPTIR molecules are similar to antibodies; they can exhibit the same biological functions of an antibody, but can be easily modified to either eliminate or incorporate new activities, all the while maintaining a similar size, stability and manufacturing advantages of a monoclonal antibody. The ADAPTIR molecules are single-chain polypeptides comprising customized elements including a protein domain that binds to one or more target binding domains to a hinged domain and a set of antibody constant domains known as the fragment crystallizable region, or Fc region of a human antibody. The antibody Fc region can elicit an immune response by binding to the corresponding Fc receptors found on various immune cells such as natural killer, or NK, cells, and other cells, including cancer cells to mediate antibody-dependent cell cytotoxicity resulting in killing of the cancer cell. With the ADAPTIR platform, the Fc region can be modified to enhance or eliminate these functions. Incorporation of the Fc region into the ADAPTIR platform also provides for an extended serum half-life by engaging recycling via the neonatal Fc receptor or FcRn. A long serum half-life could potentially reduce dosing frequency and dose quantity.

Multispecific ADAPTIR molecules are similar in structure to monospecific ADAPTIR molecules with the exception that they have two or more customized target binding domains on the ends of the Fc region. Multiple targeting domains allow ADAPTIR molecules to bind to two or more targets. We have created several bispecific molecules that are able to redirect T-cell cytotoxicity (RTCC). T-cells are white blood cells that fight infections and tumor cells. RTCC ADAPTIR molecules are designed to cause T-cells to specifically kill a tumor by binding to a common component (CD3) found on the T-cell and then binding to a specific tumor antigen on a specific tumor, thereby activating the T-cell to kill the tumor.

We believe the ADAPTIR platform is a promising platform technology within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR molecules and monoclonal antibodies, allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our ADAPTIR molecules, we are able to select for desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including but not limited to RTCC and targeted cytokine delivery. We are able to expand our ADAPTIR platform to generate bispecifics that target tumor antigens in combination with costimulatory molecules including TNF-Receptor family members. We believe the ADAPTIR platform may prove to have advantages over other immunotherapeutics and other bispecific T-cell engaging technologies. In pre-clinical studies, we have gathered data indicating that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses, a long half-life, and reduced cytokine release. This molecule is able to be produced using standard manufacturing practices. Further clinical and pre-clinical studies may not confirm or establish the anticipated benefits of this platform.

Our ADAPTIR platform intellectual property (IP) portfolio consists of IP that we solely own and control with the exception of non-exclusive licenses to Chinese hamster ovary (CHO) cell lines and related expression systems.  See section entitled “Intellectual Property” for additional information about the ownership rights to ADAPTIR platform intellectual property. We have a non-exclusive research license with Lonza Sales AG, or Lonza, for certain CHO cell lines, which are cells derived from the ovary of a Chinese hamster. The Lonza CHO cell line is often used in the production of therapeutic proteins, in protein expression and the GS (glutamine synthetase) Gene Expression SystemTM, or GS System (GS Gene Expression System is a registered trademark of Lonza).

Product Portfolio

Product Candidates

Our pipeline includes investigational stage product candidates in immuno-oncology, autoimmune, and inflammatory diseases.

APVO436. We have developed APVO436, an ADAPTIR bispecific immunotherapeutic protein targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor. APVO436 utilizes RTCC to initiate killing of CD123 expressing tumor cells. Pre-clinical data on this anti-CD123 ADAPTIR bispecific was presented at the 2017 annual meeting of the American Association for Cancer Research and 2017 American Society of Hematology (ASH). These data demonstrate in vitro RTCC activity and in vivo tumor cell killing in animal models of disease and demonstrate that APVO436 can kill acute myeloid leukemia (AML) blasts using patient derived peripheral blood cells in the presence of APVO436. Potential indications for APV0436 include AML, myelodysplastic syndrome, or MDS, acute lymphocytic leukemia, or ALL, and hairy cell leukemia, for each of which we believe there is a strong unmet need for safe and effective therapies. APVO436 is expressed from a single gene construct from CHO production cell line and manufactured using traditional antibody-like processes.  APVO436 has a half-life of up to 12.5 days in rodents and 3.5 days in non-human primates. In a cytokine release assay in vitro, administration of APVO436 resulted in lower levels of cytokine release as compared to an anti-CD123 x anti-CD3 in the dual-affinity retargeting, or D.A.R.T. format.  In an in vitro assay using AML patient samples, APVO436 induced rapid activation and proliferation of endogenous T cells and showed a progressive reduction of CD123+ cells over the 96-hour culture period.  In a murine therapeutic delivery model, treatment with APVO436 resulted in a rapid reduction in skeletal tumor burden in mice which were previously established with MOLM-13 tumors.

We commenced a Phase 1/1b clinical trial in the United States in December 2018 in patients with AML and MDS.  The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients.  Phase 1 will consist of up to 60 patients and is designed to determine the maximum tolerated dose and recommended dose for Phase 1b.  The primary endpoint for Phase 1 will be the incidence of dose-limiting toxicities occurring during Cycle 1 of each dose cohort.  Phase 1b will consist of up to 48 patients and is designed to assess clinical activity at the recommended dose.  The primary endpoint for Phase 1b is to assess clinical activity, including overall response rate.  In both Phase 1 and Phase 1b, patients will receive APVO436 by intravenous dosing once weekly for six 28-day cycles.  We anticipate that we will have anti-drug antibody (ADA) data in the third quarter of 2019, and preliminary Phase 1 safety data in the fourth quarter of 2019.

APVO210. APVO210 is an anti-inflammatory molecule engineered using our ADAPTIR platform technology currently in pre-clinical development. It is under development for the treatment of psoriasis and inflammatory bowel disease, including ulcerative colitis and other autoimmune and inflammatory diseases. APVO210 is a targeted cytokine therapeutic, specifically, it is designed to deliver a modified form of the anti-inflammatory cytokine, IL-10, to antigen presenting cells, or APCs, via targeting CD86. APCs are a therapeutic target of interest for an anti-inflammatory therapeutic such as APVO210 because, as described further below, APCs play a critical role in the immune response. APVO210 is unique in that it can deliver a modified form of IL-10 to APC without stimulation of resting and activated lymphocytes.  Additionally, APVO210 has the potential to modulate long-term antigen specific immune responses through generation of antigen-specific tolerogenic dendritic cells.

Structurally, APVO210 contains monomeric IL-10, a modified form of IL-10, coupled to a humanized binding domain specific for CD86, linked by an antibody Fc region. Humanized refers to chemically altering animal proteins to resemble natural human amino acid sequences (or the order in which they bond). By targeting monomeric IL-10 to desired cell populations, APVO210 is designed to increase the exposure of target cells (APCs) to the drug and to reduce toxicity and increase efficacy (i.e., therapeutic window) as compared to IL-10 therapies.  The mechanism of action results in suppression of T-cell responses through inhibition of antigen presentation. Antigen presenting cells play a central role in the generation and regulation of immune response and inflammation; therefore, inhibiting their function represents a therapeutic opportunity to suppress immunopathological processes in autoimmune and inflammatory disease. APVO210 pre-clinical data demonstrate potent in vitro and in vivo antagonism of T-cell proliferation in human mixed lymphocyte reactions and in a humanized graft-versus-host disease model. The APVO210 ADAPTIR molecule has potential to suppress immune responses and serve in anti-inflammation applications that occurs, for instance, in inflammatory bowel disease, psoriasis, rheumatoid arthritis, graft versus host disease (GVHD) and in the treatment of transplant rejection. As a molecule designed using our ADAPTIR platform technology, the half-life of APVO210 is extended as compared to wildtype IL-10 as demonstrated in pre-clinical rodent studies and non-human primate studies. In non-human primate studies, APVO210 exhibited a half-life of 30 to 40 hours which is significantly longer than that of IL-10 which is in single-digit hours.  Also, manufacturing benefits are realized because the platform enables use of a manufacturing process that is typically used for making antibodies.

We have received authorization to initiate dosing in Australia and intend to initiate a Phase 1 clinical trial in March 2019. The Phase 1 clinical trial will evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of APVO210 in healthy volunteers. The trial will consist of two stages.  Stage 1 will consist of up to 64 healthy volunteers receiving a single ascending dose. Stage 2 will consist of up to 40 healthy volunteers receiving multiple ascending doses. For both stages of the Phase 1 clinical trial, healthy volunteers will receive APVO210 or placebo administered by intravenous infusion. We anticipate that initial results of APVO210 single dose cohorts will be available in the third quarter of 2019, and that preliminary Phase 1 data will be available in the fourth quarter of 2019 for cohorts enrolled by the beginning of fourth quarter of 2019.

ALG.APV-527. ALG.APV-527 is a bispecific antibody candidate, partnered with Alligator Bioscience AB, or Alligator, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. 4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 is designed to target T cells previously activated by tumor antigen, exert tumor-localized T cell activation upon 5T4 binding, and to not stimulate resting or naïve T cells.  ALG.APV-527 has the potential advantage of improved efficacy and safety as the result of being a targeted therapy.  In in vivo studies, ALG-APV-527 localized specifically to 5T4 positive tumors but not 5T4 negative tumors.  Additionally, in in vitro studies, ALG-APVO-527 bound to human and cynomologous 5T4 and 4-1BB expressing cells and activated T cells. In vitro studies induced 4-1BB activation in a reporter-based activity assay only when 5T4 targets were present. In in vitro assays, ALG.APV-527 induced CD8+ T cell proliferation and IFN-γ production in the presence of 5T4 antigen, and induced NK cell activation only in the presence of 5T4 targets.  In in vivo studies, ALG-APV-527 localized to 5T4-expressing tumors and reduced colon carcinoma tumor growth in an HCT116 tumor model. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the tumor antigen, including breast, cervical, non-small-cell-lung, prostate, pancreatic, renal, gastric, colorectal, ovarian, and bladder cancers.  ALG.APV-527 has the potential advantage of having utility in multiple solid tumor cancers that express the 5T4 antigen.  Aptevo and Alligator intend to file a clinical trial authorization, or CTA, in the fourth quarter of 2019.

ROR1 Bispecific. ROR1 Bispecific is a proof-of-concept bispecific candidate in pre-clinical development featuring an immunotherapeutic protein targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related malignancies and CD3, a component of the T-cell receptor complex expressed on all T-cells.  Initial pre-clinical data demonstrate redirected T cell killing of tumors expressing ROR1 in vitro and in vivo in animal models.

ADAPTIR Therapeutic Candidates. We have multiple additional candidates that are focused on immuno-oncology and based on the ADAPTIR platform technology that are in different stages of pre-clinical development.

In 2018, we elected to discontinue the APVO414 development program, a first generation bispecific ADAPTIR candidate, including the Phase 1 clinical program, targeting prostate specific membrane antigen (PSMA), an antigen that is expressed on the surface of prostate cancer cells, and CD3. APVO414 redirected T cells to specifically kill PSMA-expressing tumors and was being developed for metastatic castration-resistant prostate cancer (mCRPC), which is advanced prostate cancer that has spread to other organs and no longer responds to hormone blocking therapies. To date, no dose limiting toxicities have been reported with continuous infusion in the Phase 1 mCRPC clinical trial. In that study, continuous infusion delayed the development of anti-drug antibodies (ADA) compared to weekly IV infusions, but with longer dosing, ADA developed that cleared the drug from the blood in some patients. While we are no longer enrolling patients into the Phase 1 APVO414 clinical trial, we will continue to monitor the patients remaining on the therapy.

In 2018, we also elected to discontinue the otlertuzumab development program, a first generation monospecific ADAPTIR candidate including the Phase 2 clinical program for the treatment of peripheral T-cell lymphoma (PTCL).  A previous Phase 2 clinical trial evaluating otlertuzumab for the treatment of chronic lymphocytic leukemia (CLL) showed that otlertuzumab in combination with bendamustine, compared to bendamustine alone, demonstrated a significant increase in median progression free survival for the combination, from approximately 10 to 16 months. One patient showed a complete response and there was some evidence of tumor regression (43% primary tumor) in a second patient in the PTCL pilot Phase 2 clinical trial. There has been no evidence of an early response in the remaining patients. Preliminary immunohistochemistry analysis has revealed that the number of patients with tumors expressing CD37, and the degree of CD37 expression within the tumors, is much lower than that found on panels of PTCL patient samples that were tested prior to the initiation of the pilot study. Due to these reasons, we elected to close the study to further enrollment. However, we will continue to monitor the patients remaining on therapy.

Potential adverse events related to our product candidates

Experimental drugs may have a variety of adverse events related to their target, mechanism of action or off target toxicities. Clinical trials are conducted to define the efficacy and safety of a new molecule and this data is reviewed by the FDA prior to FDA approval. The majority of the drugs that we are developing are intended for the treatment of cancer. Because cancer is a serious and life threatening disease, these patients experience a number of serious adverse events as part of their disease. The risk-benefit ratio for new treatments of cancer is different from other less serious diseases. For example, for the treatment of hypertension, it is not acceptable for a drug to lower the number of white blood cells that fight infections. However, chemotherapy for the treatment of cancer frequently lowers the number of white blood cells and infections do occur, which physicians manage in the course of a patient’s cancer treatment. In order to distinguish whether a new drug causes adverse events, a controlled trial is frequently conducted comparing a new drug to another therapy.

Competition

Our product candidates face significant competition. Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications. Specifically, the competition with respect to our clinical product candidates includes the following:

•

APVO436. If approved for AML, we anticipate that APVO436 would compete with other agents targeting CD123 that are in development if they are also approved. Bispecifics in development targeting CD123 include: MGD006 (Macrogenics), JNJ-63709178 (Janssen) and XmAb14045 (Xencor), and Sanofi. There are at least two CAR-T therapies in development: CART123 (University of Penn.) and CARTCD123 (NCI/City of Hope). Other competitive products targeting CD123 are: SL-401 (antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), and CSL362 (monoclonal antibody, CSL/Janssen).

•

APVO210. If approved, we anticipate that APVO210 would compete with products indicated for inflammatory bowel diseases such as ulcerative colitis, including: HUMIRA® (AbbVie Inc.), Remicade® (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Entyvio® (Takeda Pharmaceuticals U.S.A., Inc., a subsidiary of Takeda Pharmaceutical Company Limited). Depending on what APVO210 is approved for, we anticipate that it could also compete with products indicated for moderate to severe Crohn’s Disease, including: Stelara (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Xeljanz (Pfizer Inc.). If approved, APVO210 would compete against a number of other drugs for additional autoimmune diseases. For example, in psoriasis alone there are four anti-TNF inhibitors and four anti-interleukins approved by the FDA.

COLLABORATIONS AND LICENSES

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC or Aptevo R&D, entered into a collaboration and option agreement or the Collaboration Agreement with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaborating to develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T-cells, and 5T4 a tumor antigen widely overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform. Under this Collaboration Agreement, Alligator also granted to Aptevo R&D a time-limited option to enter into a second agreement with Alligator for the joint development of a separate bispecific antibody.

In accordance with the terms of this Collaboration Agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) through the completion of Phase 2 clinical trials in accordance with an agreed upon development plan and budget. Subject to certain exceptions for Aptevo R&D’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under the Collaboration Agreement.

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

Collaboration with MorphoSys AG

In August 2014, we entered into a collaboration agreement with MorphoSys AG (MorphoSys Agreement) for the joint development of MOR209/ES414, a targeted immunotherapeutics protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. Effective August 31, 2017, MorphoSys terminated the MorphoSys Agreement. As a result of the termination, we have no ongoing obligation related to this agreement and therefore recognized the total remaining deferred revenue balance of $3.7 million as collaborations revenue in the third quarter of 2017.

MARKETED PRODUCT

IXINITY (coagulation factor IX (recombinant)). IXINITY is a third-generation recombinant human coagulation factor IX approved by the FDA in April 2015 in the United States for the control and prevention of bleeding episodes and for perioperative management in adults and children 12 years of age or older with hemophilia B. Hemophilia B, also known as Christmas disease, is a rare, inherited bleeding disorder. The blood of hemophilia B patients has an impaired clotting ability, which results from substantially reduced or missing factor IX activity. Patients with hemophilia B commonly experience joint bleeding with pain and swelling, which can result in irreversible joint damage. They may also experience more serious or life-threatening hemorrhages. People with hemophilia B require factor IX injections to restore normal blood coagulation temporarily. Many patients use regular, prophylactic treatment to try to prevent bleeding episodes, while others use on-demand treatment to control bleeding episodes after they occur. Treatment selection and approach is individualized based on factors including the patient’s condition and age, factor level severity, bleeding pattern, activity level and individual pharmacokinetic parameters.

In 2019, we intend to introduce a new 3,000 IU assay size.  We anticipate that this new assay will be available mid-2019.  The 3,000 IU assay size will provide enhanced convenience for patients who use IXINITY.  The 3,000 IU assay size is designed to allow some patients to use fewer vials when infusing.  We believe that the 3,000 IU assay size will also be a more attractive option for some patients on IXINITY when traveling.

We anticipate commencing a Phase 4 post-marketing study in the third quarter of 2019 that has the potential to support a pediatric label expansion.  We performed a pilot study in patients under 12 years of age that showed that IXINITY was well tolerated.  The pilot study also showed comparable results to that of the overall patient population studied in the Phase 3 pivotal clinical trial of IXINITY.

We are exploring distribution and partnership opportunities for IXINITY outside of the U.S.  We believe that we may be able to leverage existing relationships from the hyperimmune business sold in September 2017 to grow the IXINITY market outside of the United States.

Manufacturing

We rely primarily on AGC Biologics, formally known as CMC Biologics, Inc. (AGC) for drug substance manufacture of IXINITY, on Patheon UK Limited, or Patheon, for fill-finish services of IXINITY and on Rovi Contract Manufacturing, S.L. or Rovi for supply of the syringe pre-filled with water for injection packaged with IXINITY.

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

Agreement with Patheon. Patheon, through an affiliate, is currently the sole source third-party manufacturer that performs the services of filling the bulk drug substance into vials for our IXINITY product. We have a non-exclusive Manufacturing Services Agreement with Patheon pursuant to which we are obligated to order, and Patheon agrees to perform, a specified amount of such services on an annual basis. Under the agreement, Patheon also agrees to use commercially reasonable efforts to perform services in excess of such minimum purchase commitments subject to its available capacity. The agreement had an initial three-year term that expired on May 26, 2018, and pursuant to its terms, automatically renewed for an additional two-year term that expires on May 26, 2020. The agreement will continue to automatically renew for successive terms of two years each, unless either party gives the other party at least eighteen months’ notice. We may terminate the agreement on a specified amount of notice if a regulatory authority prevents us from importing, exporting, purchasing or selling the product or if we no longer order services for a product due to the product’s discontinuance in the market; however, we must still perform any surviving obligations as specified in the agreement. Patheon may terminate the agreement upon six months’ notice if we assign our rights under the agreement to an assignee that, in Patheon’s opinion acting reasonably, is not a credit-worthy substitute, a Patheon competitor, or an entity with whom Patheon has had prior unsatisfactory business relations. Each party may terminate the agreement if the other party breaches the agreement and the breach is not cured within a specified period of time, if the other party experiences certain bankruptcy events, or upon a period of notice if the parties do not agree upon certain pricing adjustments. Except in respect of liability for certain third party claims, breach of confidentiality obligations, or replacement of defective product, Patheon’s liability is limited under the agreement to 10% of the revenues for such year to Patheon under the agreement. Patheon’s liability in respect of replacement of defective product is limited to the amount paid by us to Patheon for such product. Except in respect of a breach of confidentiality obligations, neither party is liable to the other under the agreement for any loss of profits or other damages of an indirect or consequential nature.

Agreement with Rovi. Rovi is currently the sole source third-party manufacturer that supplies the syringe pre-filled with water for injection, that is packaged with and required for reconstitution of our IXINITY product. We have a non-exclusive supply agreement with Rovi pursuant to which Rovi is obligated to use its best efforts to supply the quantity of syringes ordered by us. The agreement has a five-year term expiring on April 28, 2019, and will automatically renew for successive five-year terms, unless Rovi provides us with written notice of its intent not to renew at least twenty-four months prior to the expiration of the term or any renewal term. We may terminate the agreement for any reason on at least twelve months’ prior notice. Each party may terminate the agreement if the other party breaches the agreement and the breach is not cured within a specified period of time.

License with the University of North Carolina to IXINITY intellectual property rights

In connection with our separation from Emergent, we assumed an exclusive license from the University of North Carolina, or UNC, to make, have made, use, offer for sale, sell and import factor IX and factor VII(a) therapeutics, including IXINITY, under certain UNC’s patents. We are required to pay a low single digit royalty obligation to UNC under the license. The license agreement expires when the last of the licensed patents expire, on a country-by-country basis. Most of the licensed patents expire in or around September 2024. A licensed United States patent received patent term extension and will now expire in or around November 2028. UNC may terminate the license if a material breach is not cured forty-five days after notice, we become bankrupt or insolvent, or we do not pay a yearly minimum earned royalty (in the mid-five digits). We can terminate the license with sixty days’ notice to UNC.

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

Distribution

Our IXINITY product is sold in the United States by our commercial sales force and distributed to end-users through major U.S. distributors and wholesalers, and other specialty distributors. All third-party logistics (including, for instance, warehousing, inventory management, and shipping) of final drug product are provided by a third-party logistics company.

Marketing & Sales

We have biotechnology commercial operations and medical affairs teams with experience in sales, marketing, distribution, reimbursement and medical support.

The commercial operations team includes a U.S.-based field sales force. This hemophilia sales team focuses its selling efforts primarily on hemophilia treatment centers and hematology clinics. Orders are filled upon receipt, and we generally have no orders on backlog. Reimbursement support, patient assistance/compassionate use and non-medical customer inquiries are handled by customer service personnel within our commercial operations team.

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

Sale of Hyperimmune Business

On August 31, 2017, we entered into an LLC purchase agreement with Saol International Limited, or Saol, whereby we agreed to sell our Hyperimmune Business, which consisted of the following products: WinRho® SDF for autoimmune platelet disorder and hemolytic disease of the newborn; HepaGam B® for the prevention of Hepatitis B following liver transplantation and for treatment following hepatitis B exposure; and VARIZIG® for treatment following exposure to varicella zoster virus for individuals with compromised immune systems.

On September 28, 2017, we announced that we completed the sale of our Hyperimmune Business to Saol for total consideration of up to $74.5 million. At the closing of the acquisition, Saol paid us an upfront payment totaling $65.0 million, including $3.3 million that was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement. This $3.3 million escrow amount was collected in full in December 2018. In addition, we may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones and (2) up to $2.0 million related to collection of certain accounts receivable after the closing. The up to $7.5 million potential milestone payment, if earned, will be collectable in the fourth quarter of 2020.

INTELLECTUAL PROPERTY

We actively seek intellectual property protection for our products and product candidates. We own or exclusively license the patents and patent applications in our patent portfolio that support IXINITY, the ADAPTIR platform and pipeline products, including APVO210 and APVO436, with the exception of certain cell line rights which we license on a non-exclusive basis. We practice patent life cycle management by filing patent applications to protect new inventions relating to meaningful improvements to our products and related methods. We primarily seek patent protection for inventions that support our products and product candidates, but from time to time, we seek patent protection for inventions that could, for instance, support a potential business opportunity or block a competitor from designing around our existing patents.

In general, and where possible, we pursue patent protection in countries where we believe there will be a significant market for the corresponding product or product candidate. We generally do not seek patent protection in countries where we have reason to believe we would not be able to enforce patents. For instance, we tend to not file in countries that are frequently listed on the Priority Watch List of the Special 301 Report prepared by the Office of the United States Trade Representative, with the exception that we typically file patent applications in China, Russia and India. We may also decide to take a narrower filing approach for secondary and improvement type inventions as compared to inventions that are more foundational to our products. We do not seek patent protection in countries that are on the United Nations, or U.N., list of Least Developed Countries.

The term of protection for various patents associated with and expected to be associated with our marketed product and product candidates is typically twenty years from the filing date but may vary depending on a variety of factors including the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. The protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the necessity for terminal disclaimers, the availability of legal remedies in a particular country, and the validity and enforceability of the patents.

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

APVO436.  We have a pending patent cooperation treaty, or PCT, patent application which supports our APVO436 product candidate.  We plan to file national stage applications when due in March and April 2019.  In addition to the PCT application, we have a pending United States continuation-in-part or CIP, patent application.

APVO210. We have patents and pending patent applications supporting our APVO210 product candidate. We have foundational patents and patent applications in countries and territories, including the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Japan, Mexico, New Zealand, Singapore, South Africa and South Korea. The foundational patents granted in this patent family are estimated to expire in October 2029 outside of the United States and October 2030 inside the United States. The estimated patent expirations are subject to change based on patent term adjustments, extensions or terminal disclaimers.

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

EMPLOYEES AND OFFICE LOCATION

Aptevo employed 118 full-time persons as of December 31, 2018. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Item 1A. Risk Factors.

You should carefully consider the following risks and other information in this annual report on Form 10-K in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations, financial condition or financial prospects.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

For the year ended December 31, 2018, we had a net loss of $53.7 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. The net income for the third quarter of 2017 and year ended December 31, 2017 were the result of our receipt of proceeds from the sale of our Hyperimmune Business in September 2017. As of December 31, 2018, we had an accumulated deficit of $127.4 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2018, we had cash, cash equivalents, and restricted cash in the amount of $38.1 million. Subsequently, on March 11, 2019, we received gross proceeds of $22.0 million, before underwriting fees, legal fees, and other expenses, in a public offering of common stock and related warrants. If we are not able to secure adequate additional funding, we plan to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs.  A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, a sale of commercial assets, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include (i) any sale of up to $17.5 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017 and (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

We currently have only one revenue-generating product, IXINITY. The commercial success of IXINITY depends upon:

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

The failure to maximize the financial contribution of IXINITY could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may choose to increase the price of IXINITY, and these price adjustments may negatively affect our sales volumes. In addition, our product sales may fluctuate significantly from quarter to quarter, depending on the number of patients receiving treatment, the availability of supply to meet the demand for IXINITY, the dosing requirements of treated patients and other factors. If sales of IXINITY were to decline, we could be required to make an allowance for excess or obsolete inventory, increase our provision for product returns, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition. We are constantly evaluating commercial and strategic transactions to generate revenue that include any current collaborations and collaborations or a sale of assets in the future.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, and IXINITY revenue figures will likely fluctuate from month to month. IXINITY sales are difficult to predict from period to period and as a result, you should not rely on IXINITY sales results in any period as being indicative of future performance, and sales of IXINITY may be below the expectations of management, securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level and timing of commercial sales of IXINITY as well as our product candidates, if and when such candidates are approved or commercialized;
•	the extent of coverage and reimbursement for IXINITY and the amount of IXINITY chargebacks, rebates and product returns;
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

In addition, the number of indications in which IXINITY or any of our product candidates, if commercialized, would be used may be significantly less than the total number of such indications or total possible market size. These and other factors, including our limited history of product sales, may make it difficult for us to forecast and provide accurate guidance (including updates to prior guidance) related to our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under the Credit Agreement. In addition, failure to comply with the covenants, including but not limited to the revenue covenants, under the Credit Agreement could result in an event of default. An event of default could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness, including our intellectual property.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, and our Chief Medical Officer, Scott C. Stromatt, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

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

As of December 31, 2018, we had approximately $20.3 million and $2.3 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not assessed whether such an ownership change has previously occurred, including as a result of our recent public offering of common stock and warrants. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition.

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

In addition, many of our competitors are able to deploy more personnel to market and sell their products than we do. We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other biotechnology companies with marketed products similar to IXINITY. Each of our sales representatives is responsible for a territory of significant size. The continued growth of IXINITY and the launch of any future products may require expansion of our sales force and sales support organization internationally, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other biotechnology and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of IXINITY. IXINITY and our product candidates may also compete in the future with new products currently under development by others or biosimilar products. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products before we do or in developing products that may render our products obsolete or noncompetitive.

IXINITY or any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

In the United States and internationally, sales of IXINITY and our ability to generate revenues on such sales are dependent, in significant part, on the availability of coverage and level of reimbursement from third-party payors, including government payors, such as Medicare and Medicaid, and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. Third-party payors are also increasingly challenging the prices charged for medical products and services. Third-party payors may limit access to biotechnology products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties, may reduce the demand for or negatively affect the price and potential profitability of those products. If these payors do not provide sufficient coverage and adequate reimbursement for IXINITY or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently. Our ability to successfully commercialize IXINITY and product candidates and the demand for our products depends, in part, on the extent to which reimbursement and access is available from such third-party payors.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. While the Texas U.S. District Court Judge, as well as the current U.S. Presidential administration and the Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO210, APVO436, and ALG.APV-527 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

We currently have limited operations outside of the United States. However, we have manufacturing, collaboration, clinical trial and other relationships outside the United States, and we may seek to grow our international operations significantly over the next several years. Our future results of operations will depend in part on our ability to grow our product sales in foreign markets, particularly in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States and Canada. These risks and uncertainties include: political and economic determinations that adversely impact pricing or reimbursement policies; our customers’ ability to obtain reimbursement for procedures using our products in foreign markets; export licensing requirements, political and economic instability, trade restrictions, and changes in tariffs and difficulties in staffing and managing foreign operations; cross border restrictions on the movement of cash funds and repatriation of earnings; foreign currency fluctuations; longer accounts receivable collection times; reduced protection of intellectual property rights in some foreign countries; the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute; and compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, anti-bribery/anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act of 2010, which could subject us to investigation or prosecution under such U.S. or foreign laws.

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

In addition, in 2018 we commenced a pilot Phase 2 clinical trial of otlertuzumab in combination with bendamustine in peripheral T cell lymphoma (PTCL). Otlertuzumab is a first-generation monospecific antibody targeting CD37. Reports in the literature showed that CD37 appeared to be overexpressed in various T-cell lymphomas, suggesting a potential role for otlertuzumab in the treatment of T-cell malignancies. One patient showed a complete response, there was some evidence of tumor regression (43% in primary tumor) in a second patient, and there has been no evidence of an early response in the remaining patients. Preliminary immunohistochemistry analysis has revealed that the number of patients with tumors expressing CD37, and the degree of CD37 expression within the tumors, is much lower than that found on panels of PTCL patient samples that were tested prior to the initiation of the pilot study. At this time, we have elected to discontinue the otlertuzumab development program and to close the study to further enrollment, although we will continue to monitor patients remaining on therapy and to explore options to partner or sell this asset.

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

As a biotechnology company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payors for our products, certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the CMS, certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

Recently, several pharmaceutical and other healthcare companies have been prosecuted under the federal false claims laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, interactions with specialty pharmacies, and patient assistance programs may also violate fraud and abuse laws. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations.

In addition, certain state and local laws mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to health care professionals and entities, disclose drug pricing information and/or report compliance information to the state authorities. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increase the possibility that a pharmaceutical company may violate one or more of the requirements. Any failure to comply with these reporting requirements could result in significant fines and penalties.

The risks of complying with these laws cannot be entirely eliminated. The risk of violation of such laws is also increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state, local and foreign privacy, security, fraud and transparency laws may prove costly. If our past or present operations, or those of our distributors are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to sanctions, including civil and administrative penalties, criminal fines, damages, disgorgement, exclusion from participation in U.S. federal or state health care programs, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Similarly, if healthcare providers, distributors or other entities with whom we do business are found to be out of compliance with applicable laws and regulations, they may be subject to sanctions, which could also have a negative impact on us.

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

Additionally, in January 2019, our unrestricted cash level fell below $25.0 million which triggered the effectiveness of a security agreement in favor of MidCap with respect to our registered intellectual property to secure our obligations under the Amended Credit Agreement.  MidCap now holds a security interest in our registered intellectual property and may take ownership of such intellectual property if we do not satisfy our obligations under the Amended Credit Agreement.

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

If the outcome of a patent opposition proceeding currently pending in Europe relating to IXINITY is unsuccessful, we may need to identify an additional fill/finish manufacturer, which could result in significant production delays and additional costs associated with moving our fill/finish manufacturing activities and identifying another fill/finish manufacturer.

A European Patent Opposition is a European Patent Office proceeding that allows for an opponent to challenge the validity of an issued patent. A European Patent Opposition is a proceeding that determines only the validity of a patent and does not determine whether a party infringes a patent. To initiate an Opposition at the European Patent Office, an opponent files a notice that it wishes to oppose the patent within a nine-month period following the publication of the patent grant. After the opponent files the notice, it may be a few years before the merits of the opposition are heard and decided by the European Patent Office Opposition Division and several more years before the Boards of Appeal hears and decides on any appeals. We are currently opposing a European patent owned by Baxalta Incorporated, which relates to factor IX proteins such as IXINITY.  Depending on the final outcome of the currently pending opposition proceeding, we may be unable to continue to conduct our current IXINITY fill/finish manufacturing activities. We were previously involved in five similar opposition proceedings in Europe relating to factor IX proteins in which Baxter International Inc., former parent of Baxalta, or Baxalta was the patentee or opposing party.  None of the previous five oppositions are still pending, and all came to a conclusion in a manner favorable to Aptevo.

Patheon UK Limited, through an affiliate, is currently the sole source third-party manufacturer that provides fill and finish services for our IXINITY product, which conducts such activities in Europe. If, as a result of an adverse outcome in this proceeding, we are required to identify an additional fill/finish manufacturer in another location, we would not be able to do so without significant delay and likely significant additional cost.

In addition, depending on the final outcome of this proceeding, we may be unable to sell factor IX products in Europe relating to the subject matter claimed in the European patent we are opposing.

Although we do not have current marketing authorization for IXINITY in Europe, nor do we sell IXINITY in Europe, if we are unsuccessful in opposing Baxalta’s European patent, we may never be able to obtain marketing authorization to sell IXINITY in Europe or any other recombinant vitamin K dependent products we may develop in the future.

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

Our common stock may be at risk for delisting from the Nasdaq Global Market in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has minimum requirements that a company must meet in order to remain listed on Nasdaq, including a requirement that we maintain a minimum closing bid price of $1.00 per share. Our closing trading price has been as low as $0.84, which is below the minimum.  If the trading price of our common stock does not increase, we expect that The Nasdaq Stock Market LLC will notify us that we have failed to meet the minimum listing requirements.  If we are unable to timely cure such failure, Nasdaq may initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on Nasdaq or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to the transaction prior to sale;
•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

Your percentage of ownership in Aptevo may be diluted in the future.

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

Future issuances of common stock may include (i) any sale of up to $17.5 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017,  (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park, entered into in December 2018 and (iii) the issuance of up to 24,150,000 share of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants.

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

A significant portion of our shares may be sold into the market at any time which could depress our stock price

If our stockholders sell a substantial number of shares of our common stock in the public market, our market price could decline. In connection with the transaction with Lincoln Park, we have agreed to register under the Securities Act of 1933, as amended, the resale of shares of common stock that have been and may be issued under the Purchase Agreement with Lincoln Park.  Any such sales by Lincoln Park, or the perception that such sales may occur, could decrease the market price of our common stock.  In addition, holders of an aggregate of approximately three million shares of our common stock have the right to require us to register these shares of common stock under specified circumstances.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our headquarters office and laboratory space in Seattle, Washington. The Seattle facility is approximately 51,000 square feet and the lease for the Seattle facility expires in April 2020.

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

Holders of Common Stock

As of March 14, 2019, there were 254 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in a Current Report on Form 8-K filed on December 24, 2018, we did not sell any unregistered securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

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

In connection with the separation, we received certain assets from Emergent’s biosciences division, including development programs and the ADAPTIR platform technology. Certain historical operations that were included by Emergent in its biosciences segment have been reallocated to Emergent’s continuing operations, and as a result the financial statements and discussion and analysis contained herein differ from Emergent’s historically reportable biosciences segment.

For the year ended December 31, 2018, we had a net loss of $53.7 million, and for the year ended December 31, 2017, we recognized net income of $7.0 million, due to the sale of our Hyperimmune Business, which consisted of the following products: WinRho® SDF; HepaGam B®; and VARIZIG®, or the Hyperimmune Business. We had an accumulated deficit of $127.4 million as of December 31, 2018. For the year ended December 31, 2018, net cash used in our operating activities was $51.7 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marked product is IXINITY®, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate commercial revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Corporate and Financial Highlights

Commercial Portfolio:

•	Achieved record year-over-year annual IXINITY net revenue of $23.1 million in 2018, representing a 111% increase compared to revenue of $10.9 million in 2017.
•	Continued to expand the patient base for IXINITY bringing additional new Hemophilia B patients onto therapy throughout the year.
•	Improved supply chain logistics and cost efficiencies for IXINITY by contracting with new third-party logistics providers.
•

Presented new data from a small retrospective study of IXINITY at the Thrombosis and Hemostasis 2018 Summit of North America annual meeting describing patient-reported outcomes data for IXINITY for various clinical and quality of life measures; overall, respondents in this study reported a high level of satisfaction with IXINITY with low annualized bleed rates and a positive impact on quality of life scores.

•

Introduced new growth initiatives for IXINITY (launch of new 3,000 IU assay; pediatric clinical trial, and pursuit of ex-U.S. distribution and partnership opportunities) commencing in 2019; the initiation of the pediatric trail is required for the pursuit of business in markets such as Europe.

Pipeline:

•

Commenced patient dosing in a Phase 1/1b open-label, dose-escalation study of APVO436 in patients with Acute Myeloid Leukemia (AML) and High-Grade Myelodysplastic Syndrome (MDS); anticipate reporting preliminary anti-drug antibody (ADA) read-out in the third quarter of 2019 and reporting preliminary Phase 1 safety data in data in the fourth quarter of 2019.

•

Presented comprehensive new pre-clinical data for APVO436 at the American Association for Cancer Research (AACR) Annual Meeting demonstrating potent T cell-directed tumor killing with reduced cytokine release in pre-clinical studies compared to an Aptevo-generated competitor bispecific construct.

•

Completed preparations to begin a Phase 1 clinical study of APVO210 evaluating single and multiple ascending doses in healthy volunteers; APVO210 is being developed for the treatment of autoimmune and inflammatory diseases.

•

Received authorization in Australia to commence dosing in APVO210; Phase 1 clinical trial scheduled to begin March 2019 with initial results for the single dose group cohort anticipated in the third quarter of  2019, and preliminary Phase I safety data in the fourth quarter of 2019.

•

Published comprehensive pre-clinical data in the journal, Frontiers in Immunology, showing that APVO210 has a unique mechanism of action for delivering the cytokine, IL-10, which can generate antigen specific T-regulatory cells, and suppress inflammation and immune activation without stimulating pro-inflammatory cytokines.

•

Advanced ALG.APV-527 (partnered with Alligator Bioscience) which targets 4-1BB, a co-stimulatory receptor found on activated T cells and 5T4 (a solid tumor antigen), illustrating the capability of the ADAPTIR platform to generate immunotherapeutic antibodies with different mechanisms of immune system engagement. A bispecific candidate targeting 4-1BB and the tumor antigen, 5T4 is a novel approach with potential to improve clinical outcomes in several solid tumors; anticipate filing a clinical trial authorization (CTA) in the fourth quarter of 2019.

•

Presented new pre-clinical data for ALG.APV-527 at several industry conferences showing that it has the potential to selectively activate and enhance tumor-specific T-cell responses at the tumor site without triggering systemic immune activation, supporting the advantages of this novel pathway for tumor immunotherapy.

•	Focused our ADAPTIR portfolio on next-generation ADAPTIR candidates that have the potential to provide increased stability, improved potency, and an improved cytokine release profile.

Corporate:

•

Increased our available cash by approximately $18 million through the execution of a new term loan agreement with MidCap Financial extending the interest only repayment period to February 1, 2020 with an opportunity for further deferral through August 1, 2020.

•	Executed a share purchase agreement with Lincoln Park Capital (LPC) establishing a three-year, $35 million equity line with LPC.
•	Completed a public equity offering of common stock and related warrants in March 2019 raising gross proceeds of $22 million, before underwriting fees, legal fees, and other expenses.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Product sales of IXINITY increased by $12.1 million, or 111%, to $23.1 million for the year ended December 31, 2018 from $10.9 million for the year ended December 31, 2017. This increase was primarily related to continuing expansion of our Hemophilia B patient base and expansion of our distribution channel for IXINITY.

Collaborations revenue for 2017 was due to a one-time recognition of the remaining deferred revenue related to our collaboration with MorphoSys, which was terminated in the third quarter of 2017.

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

The following table provides information regarding our cost of products sales, including gross margin for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change	Percent
Product sales	$23,067	$10,949	$12,118	111%
Cost of product sales	11,214	5,010	6,204	124%
Gross profit	$11,853	$5,939	$5,914
Gross margin percent	51%	54%

Cost of product sales increased by $6.2 million, or 124%, to $11.2 million for the year ended December 31, 2018 from $5.0 million for the year ended December 31, 2017. The increase in cost of product sales is mainly due to the increase in product sales, as well as lower cost inventory in 2017 due to inventory being received in settlement against an outstanding inventory credit.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and discovery activities, including conducting pre-clinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses primarily consist of:

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

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. While programs are still in the pre-clinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in pre-clinical research and discovery until the program enters the clinic.

Our principal research and development expenses by program for the year ended December 31, 2018 and 2017 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2018	2017	Change
Clinical programs:
APVO414	$3,699	$3,465	$234
otlertuzumab	1,361	1,245	116
Total clinical programs	5,060	4,710	350

Pre-clinical program, general research and discovery	29,070	22,330	6,740
IXINITY	1,255	1,981	(726)
Total	$35,385	$29,021	$6,364

Research and development expenses increased by $6.4 million, to $35.4 million for the year ended December 31, 2018 from $29.0 million for the year ended December 31, 2017. This change was primarily comprised of:

•

an increase in manufacturing costs for clinical drug product associated with APVO210 and APVO436,  and our general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated; offset by

•	a decrease in expense for IXINITY which resulted from less costs in 2018 relating to manufacturing process development activities compared to 2017.

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

For the year ended December 31, 2018 selling, general and administrative expenses decreased by $6.4 million, or 19%, to $28.1 million from $34.5 million for December 31, 2017. This decrease was primarily due to reduced personnel and professional services costs.

Other Expense, net

Other expense, net consists primarily of interest on debt financing and income from the collection of certain accounts receivable transferred to Saol during the sale of our Hyperimmune Business. This increase in expense of $0.1 million in 2018 compared to 2017 was due to $0.2 million for interest on the loan entered into with MidCap Financial Trust, as a result of an increase in the LIBOR rate in 2018 compared to 2017, offset by $0.1 million in income due to the collection of certain accounts receivable related to our Hyperimmune Business that were transferred to Saol at the time of the sale of our discontinued operations.

Discontinued Operations

On September 28, 2017, we sold our Hyperimmune Business to Saol International Limited (Saol). As a result of this sale, our Hyperimmune Business activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. In the year ended December 31, 2017, we recorded income from discontinued operations, net of tax, of $39.6 million. See Note 2 – Sale of Hyperimmune Business in the accompanying consolidated financial statements for further information on the divestiture.

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

The following table provides information regarding our income tax for both continuing and discontinued operations for the periods ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Loss from continuing operations before income taxes	(53,689)	(55,893)
Benefit from income taxes on continuing operations	—	23,301
Net loss from continuing operations	(53,689)	(32,592)
Discontinued operations
Income from discontinued operations, before income taxes	—	62,864
Income tax expense	—	(23,299)
Income from discontinued operations	—	39,565
Net income (loss)	$(53,689)	$6,973

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, we had cash, and cash equivalents in the amount of $30.6 million, and accounts receivable of $5.2 million that we expect to collect in a timely fashion. In addition, we have an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray) and a Purchase Agreement (the Purchase Agreement) and a registration right agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) as discussed in the paragraphs below. In March 2019, we received gross proceeds of $22.0 million, before underwriting fees, legal fees, and other expenses, from an underwritten public offering of common stock and related warrants. See Note 1 – Organization and Liquidity, for additional information.

For the year ended December 31, 2018, we reported a net loss of $53.7 million and we had an accumulated deficit of $127.4 million as of December 31, 2018. For the twelve months ended December 31, 2018, net cash used in our operating activities was $51.4 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least fifteen months from the date of this filing, if we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. Following the sale of the Hyperimmune Business, our sole marketed product is IXINITY, and therefore IXINITY will be our only source of product revenue. As such, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. While we may be able to access capital under our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray, if we are unable to obtain additional financing when needed, or if IXINITY revenue growth does not continue or continue at the rates we expect, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs.

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement or the Credit Agreement, with MidCap Financial Trust or MidCap. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale of the Hyperimmune Business under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

Pursuant to the second amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize would be extended to February 1, 2019 if we achieved net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintain such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter. As we achieved net commercial product revenues of $16.2 million for the twelve month period ending June 30, 2018, our principal repayments were deferred to February 1, 2019.

On February 23, 2018, we entered into a third amendment with the agent and lenders to amend certain provisions of the Credit Agreement in order to permit us to maintain a cash collateral account as security for our reimbursement obligations, in respect of certain letters of credit to be issued for our account.

On August 6, 2018, we entered into an Amended and Restated Credit and Security Agreement, or the Amended Credit Agreement, amending the terms of our original $20 million term loan agreement with MidCap.  Under the Amended Credit Agreement, the timeline for us to begin making principal repayments has been extended to February 1, 2020, with an opportunity for further deferral through August 1, 2020. The amount of restricted cash that we are required to maintain on our balance sheet has been reduced from $10.0 million to $5.0 million. On December 14, 2018, we entered into an amendment to the Amended Credit Agreement to amend certain provisions as related to our Equity Distribution Agreement.

In January 2019, our unrestricted cash level fell below $25.0 million which triggered the effectiveness of a security agreement in favor of MidCap with respect to our registered intellectual property to secure our obligations under the Amended Credit Agreement.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We have issued 13,265 shares under the Equity Distribution Agreement as of December 31, 2018.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Jaffray upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement, with Lincoln Park, pursuant to this agreement Lincoln Park has committed to purchase up to $35.0 million worth of the Company’s common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was deemed effective by the SEC.

Under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement.

Actual sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors as determined by us from time to time, including, among others, market conditions, the trading price of our common stock and additional determinations as to the appropriate sources of funding for our operations. Lincoln Park has no right to require any sales but is obligated to make purchases as we direct in accordance with the Purchase Agreement.

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

We expect our cash and cash equivalents will support our operations for the next fifteen months, at least, based on current operating plans and financial forecasts. If we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We expect to continue to incur negative cash flows until other sources of revenue such as corporate partnering generates sufficient cash inflows to finance our operations and debt service requirements, or IXINITY revenue and profitability grows significantly. Until we are cash flow positive, we anticipate we will need to continue to raise operating funds through the issuance of public or private equity securities, incurring additional debt or pursuing additional partnerships.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018 and December 31, 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	(51,401)	(41,573)
Investing activities	72,776	29,458
Financing activities	(787)	9,534
Increase (Decrease) in cash and cash equivalents	$20,588	$(2,581)

Net cash used in operating activities of $51.4 million for the year ended December 31, 2018 was primarily due to our net loss of $53.7 million and changes in working capital accounts. Net cash used in operating activities of $41.6 million for the year ended December 31, 2017 was primarily due to our net income of $7.0 million, offset by the recognition of $52.7 million for the gain on the sale of our Hyperimmune Business, and changes in working capital accounts.

Net cash provided by investing activities for the year ended December 31, 2018, was primarily due to the maturity and redemption of investments of $90.2 million, offset by investment purchases of $16.5 million. For the year ended December 31, 2017, the largest components of the cash provided in investing activities were $70.7 million redemption of investments and by $59.8 million for the cash received from the sale of our Hyperimmune Business, offset by $99.6 million in purchases of corporate bonds and U.S. government debt securities.

Net cash used in financing activities for the year ended December 31, 2018 is primarily due to changes in equity for the tax liability of RSUs, which vested in the period, the payment of $0.6 million in debt issuance costs associated with the Amended Credit Agreement entered into with MidCap in August of 2018, offset by cash received due to the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2017 includes $20.0 million from our former parent, offset by $10.0 million in restricted cash related to our MidCap loan agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 Years	More than 4 years
Operating lease obligations	$2,507	$1,732	$775	$—

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective transition method. Upon adoption, we evaluated our existing contracts with customers and determined the adoption of the standard did not change the timing or the amounts of our previously recognized revenues.

To determine revenue recognition for arrangements that an we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Research and Development Costs

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

Index to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington

March 18, 2019

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,635	$7,095
Short-term investments	—	73,688
Accounts receivable	5,220	2,141
Inventories	1,785	1,028
Prepaid expenses	6,907	4,022
Other current assets	4,142	6,710
Restricted cash	—	400
Total current assets	48,689	95,084
Restricted cash, net of current portion	7,448	10,000
Property and equipment, net	5,202	5,843
Intangible assets, net	5,250	6,080
Other assets	905	—
Total assets	$67,494	$117,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$11,671	$7,350
Accrued compensation	3,898	4,626
Sales rebates and discounts payable	1,245	623
Current portion of long-term debt	—	3,333
Other current liabilities	796	2,578
Total current liabilities	17,610	18,510
Long-term debt, net	19,278	15,728
Other liabilities	200	734
Total liabilities	37,088	34,972

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 22,808,416 and 21,605,716 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	23	22
Additional paid-in capital	157,791	155,837
Accumulated other comprehensive loss	—	(105)
Accumulated deficit	(127,408)	(73,719)
Total stockholders' equity	30,406	82,035
Total liabilities and stockholders' equity	$67,494	$117,007

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2018	2017
Revenues:
Product sales	$23,067	$10,949
Collaborations	—	3,709
Total revenues	23,067	14,658
Costs and expenses:
Cost of product sales	11,214	5,010
Research and development	35,385	29,021
Selling, general and administrative	28,133	34,576
Loss from operations	(51,665)	(53,949)
Other expense:
Other expense, net	(2,024)	(1,944)
Loss before income taxes	(53,689)	(55,893)
Benefit from income taxes	—	23,301
Net loss from continuing operations	(53,689)	(32,592)
Discontinued operations (Note 2):
Income from discontinued operations, before income taxes	—	62,864
Income tax expense	—	(23,299)
Income from discontinued operations	—	39,565
Net income (loss)	$(53,689)	$6,973

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(2.39)	$(1.53)
Net income from discontinued operations	$—	$1.86
Net income (loss)	$(2.39)	$0.33
Weighted-average shares used to compute per share calculation	22,500,053	21,335,157

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2018	2017
Net (loss) income	$(53,689)	$6,973
Other comprehensive loss:
Unrealized gain (losses) on available-for-sale investments, net	105	(72)
Total comprehensive (loss) income	$(53,584)	$6,901

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017
Operating Activities
Net income (loss)	$(53,689)	$6,973
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,140	4,884
Depreciation and amortization	2,390	3,127
Non-cash interest expense and other	988	636
Gain on sale of Hyperimmune Business	—	(52,697)
Changes in operating assets and liabilities:
Accounts receivable	(3,079)	(1,834)
Inventories	(757)	(567)
Prepaid expenses and other current assets	(1,315)	(1,628)
Accounts payable, accrued compensation and other liabilities	1,279	195
Sales rebates and discounts	621	345
Assets and liabilities held for sale and amount due to Saol	—	2,700
Deferred revenue	—	(3,707)
Net cash used in operating activities	(51,422)	(41,573)
Investing Activities
Proceeds from the maturity of investments	90,243	70,730
Cash proceeds from sale of Hyperimmune Business	65	59,763
Purchases of property and equipment	(976)	(1,402)
Purchases of investments	(16,535)	(99,633)
Net cash provided by investing activities	72,797	29,458
Financing Activities
Common stock issued upon exercise of stock options, and under the ATM arrangement, net	623	442
Payment of tax liability for vested equity awards	(808)	(758)
Fees paid to lender in connection with amendment of debt agreement	(602)	(150)
Settlement of contribution receivable from former parent	—	20,000
Net cash (used in) provided by financing activities	(787)	19,534
Increase in cash, cash equivalents, and restricted cash	20,588	7,419
Cash, cash equivalents, and restricted cash at beginning of period	17,495	10,076
Cash, cash equivalents, and restricted cash at end of period	$38,083	$17,495

Supplemental disclosures:
Cash paid for interest	$1,930	$1,778

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(in thousands, except share amounts)

					Contribution	Accumulated
			Additional		Receivable	Other	Total
	Common Stock		Paid-In	Accumulated	from Former	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Parent	Loss	Equity
Balance at December 31, 2016	$20,271,737	$20	$151,271	$(80,692)	$(20,000)	$(33)	$50,566
Unrealized losses on available- for-sale investments	—	—	—	—	—	(72)	(72)
Transfers from former parent	—	—	—	—	20,000	—	20,000
Common stock issued upon exercise of stock options	174,763	—	440	—	—	—	440
Common stock issued upon vesting of restricted stock units	1,159,216	2	(758)	—	—	—	(756)
Stock-based compensation	—	—	4,884	—	—	—	4,884
Net income for the period	—	—	—	6,973	—	—	6,973
Balance at December 31, 2017	$21,605,716	$22	$155,837	$(73,719)	$—	$(105)	$82,035
Unrealized gain on available- for-sale investments	—	—	—	—	—	105	105
Common stock issued upon exercise of stock options, sales under ATM arrangement, and issuance of commitment shares	386,866	1	622	—	—	—	623
Common stock issued upon vesting of restricted stock units	815,834	—	(808)	—	—	—	(808)
Stock-based compensation	—	—	2,140	—	—	—	2,140
Net loss for the period	—	—	—	(53,689)	—	—	(53,689)
Balance at December 31, 2018	$22,808,416	$23	$157,791	$(127,408)	$—	$—	$30,406

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

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

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As of March 18, 2019, there are not such conditions or events as we expect our existing cash and cash equivalents will be sufficient to fund our operations through March 18, 2020.

In March 2019, we completed a public offering of common stock and warrants. We received gross proceeds of $22.0 million, before underwriting fees, legal fees, and other expenses, on March 13, 2019 upon the issuance of 19,850,000 shares of common stock, warrants to purchase 19,850,000 shares of common stock at an exercise price of $1.30 per share, pre-funded warrants to purchase 2,150,000 shares of our common stock with an exercise price of $0.01 per share, and warrants to purchase up to 2,150,000 shares of our common stock with an exercise price of $1.30 per share. If fully exercised in the future, additional proceeds to be received upon exercise of the warrants totals up to $28.6 million over the ten-year term of the warrants.

Our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates, which we expect may take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.  While we may be able to access capital under our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray, if we are unable to obtain additional financing when needed, or if IXINITY revenue growth does not continue or continue at the rates we expect, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

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

Restricted Cash

We have restricted cash, long-term, which includes $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.4 million securing letters of credit.

Short-Term Investments

Short-term investments are classified as available-for-sale debt securities and are carried at fair value. Unrealized gains and losses, if any, are reported as a component of comprehensive loss. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

Major Customers

We sell IXINITY through a limited number of customers and specialty pharmacies. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of total revenues for the years ended December 31, 2018 and 2017 and greater than 10% of accounts receivable as of December 31, 2018 and 2017 as noted below.

	2018		2017
	Percentage of Total Revenue	Percentage of Accounts Receivable	Percentage of Total Revenue	Percentage of Accounts Receivable
Customer A	72%	70%	83%	73%
Customer B	17%	19%	—	—
Customer C	—	—	13%	27%

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

Inventories

Inventories, are stated at the lower of cost or market with cost being determined using a moving average cost method, which approximates weighted-average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (including allocation of fixed production-overhead costs) from our third-party suppliers. Aptevo analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. Aptevo also writes off, in the applicable period, the costs related to expired inventory and unsuccessful manufacturing runs.

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

We have established provisions for the following types of variable consideration:

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

Distribution, Dispensing, and Data Fees: We pay fees (in the form of direct payments) to the distributors and some indirect customers for distribution and dispensing of the products and for transmission of data. Fees owed to our distributors is based on their purchases and is calculated as a direct percent of quarterly purchases. Although fees can vary from distributor to distributor, the fees associated with a specific sale is known at the time of the sale. Fees owed to GPOs are determined based on volume of indirect sales to GPS members.

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

Patient Assistance: Certain patients may be eligible for the IXINITY Savings Program, which provides for up to $12,000 annual benefit to assist with co-payments. Historically, this has been insignificant to our revenue as the total benefit provided since sales of IXINITY commenced in 2015 has been less than $0.1 million.

The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Returns: If product is damaged in shipment (either observable or hidden), or the incorrect number of units was shipped (for example, if the customer ordered 1 unit and 10 were shipped) these are allowable returns under our Return Policy (a component of the distributor agreements). However, as product is generally received by the distributors within 1 business day, and product damage is usually noted upon inspection, we would not recognize revenue on those shipments as part of our normal revenue recognition process. To date there has not been any such damaged product and we expect any such issues to be rare; however, if returns were to become significant a reserve estimate would be developed and accounted for as a reduction of revenue. See Note 15 – Revenue Reserves for additional information.

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

Research and Development Costs

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

We have elected to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate for the converted RSUs and options is based on an analysis of the actual forfeitures experienced by Emergent. For the RSUs and options issued by Aptevo, we have estimated a forfeiture rate of ten-percent. Since inception our actual forfeiture rate has been de minimis. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU was effective for Aptevo starting on January 1, 2019 and we will apply the practical expedients thereby continuing to account for leases that commenced before the effective date in accordance with previous GAAP. We are continuing to evaluate the impact of the application of this ASU and believe it will have a material impact on our consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities, primarily for our office building lease.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the third quarter of 2018, we filed our U.S. federal tax return for 2017. While we do not anticipate any remaining adjustments related to the Tax Reform Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Tax Reform Act. We did not have any subsequent adjustments in the fourth quarter of 2018 when the full analysis was completed.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of and ending-of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard effective January 1, 2018. Upon adoption of this standard, we applied the retrospective transition method for each period presented. As a result of this adoption we adjusted our consolidated statement of cash flows to include $10.4 million of restricted cash at December 31, 2017 and $7.8 million in restricted cash at December 31, 2018. See Note 5 – Cash, cash equivalents, and restricted cash for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification and presentation of eight specific cash flow issues in the statement of cash flows. We adopted this standard effective January 1, 2018. Adoption of this standard had no impact on our consolidated statements of cash flows or related disclosures.

Note 2. Sale of Hyperimmune Business

On August 31, 2017, Aptevo entered into a sale agreement with Saol International Limited (Saol) whereby Aptevo agreed to sell its Hyperimmune Business. The sale was completed on September 28, 2017.

At the closing of the sale, Saol paid an amount equal to $65.0 million, including $3.3 million that was deposited in an escrow account for the purposes of satisfying any indemnification claims brought by Saol pursuant to the LLC purchase agreement, which was released in December 2018. In addition, Aptevo may receive (1) an additional potential milestone payment totaling up to $7.5 million related to the achievement of certain gross profit milestones, which if earned, will be collectable in the fourth quarter of 2020, and (2) up to $2.0 million related to collection of certain accounts receivable after the closing.

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations (in thousands):

2017
Cash payment received	$61,750
Escrow receivable	3,250
Collection of accounts receivable	37
Total consideration	65,037
Less:
Net carrying value of assets transferred to Saol	10,315
Transaction costs	1,273
Working capital adjustment	752
Net gain on sale of business	$52,697

As a result of Aptevo’s decision to sell the Hyperimmune Business, the consolidated balance sheet for the year ended December 31, 2017, has been revised to reflect the results from the sale of the Hyperimmune Business, and related assets and liabilities, as discontinued operations. The amounts calculated for the discontinued operations include certain allocations that management believes fairly reflect the Hyperimmune Business operations.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the hyperimmune assets held for sale, net in the consolidated balance sheet (in thousands):

December 31, 2017
ASSETS
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

The following table represents the components attributable to the Hyperimmune Business presented as income from discontinued operations in the consolidated statements of operations (in thousands):

2017
Revenues:
Product sales	$18,886
Total revenues	18,886
Costs and expenses:
Cost of product sales	7,730
Research and development	44
Selling, general and administrative	945
Income from operations	10,167
Gain on sale of Hyperimmune Business	52,697
Other income	—
Income from discontinued operations, before income taxes	62,864
Income tax expense	(23,299)
Income from discontinued operations	$39,565

Amortization for the Hyperimmune Business was $0.8 million for the year ended December 31, 2017. The net gain on sale of the Hyperimmune Business totaling, $52.7 million, was calculated as the difference between the fair value of the consideration received for the Hyperimmune Business, the carrying value of the net assets transferred to Saol, less the transaction costs incurred and a working capital adjustment. The net gain on sale of the business may be adjusted in future periods by the contingent consideration based upon the achievement of certain gross profit milestones and collection of certain outstanding accounts receivable.

In the year ended December 31, 2018, we recorded $0.1 million due to the collection of certain accounts receivable transferred to Saol during the sale and $3.3 million due to the collection of the amount placed in escrow in September 2017. As of December 31, 2018, there were no claims against these escrow funds and they were released. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the year ended December 31, 2018.

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

In accordance with the terms of the Collaboration Agreement, the parties intend to develop the lead bispecific antibody candidate targeting 4-1BB (CD137) and 5T4 through the completion of Phase 2 clinical trials in accordance with an agreed upon development plan and budget. Subject to certain exceptions for Aptevo’s manufacturing and platform technologies, the parties will jointly own intellectual property generated in the performance of the development activities under the Collaboration Agreement.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the year ended December 31, 2018, Alligator incurred a higher share of the research and development costs than those of Aptevo which netted to $0.6 million and is reflected as a reduction in our research and development expenses.

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

The Company’s financial assets measured at fair value consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$29,047	$—	$—	$29,047
Total assets	$29,047	$—	$—	$29,047

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$10,997	$—	$—	$10,997
Corporate bonds	—	16,443	—	16,443
US government and agency debt securities	—	33,300	—	33,300
Foreign government and agency debt securities	—	23,945	—	23,945
Total assets	$10,997	$73,688	$—	$84,685

(1)	As of December 31, 2018, the money market funds included $5.0 million in restricted cash, and as of December 31, 2017, the money market funds included $10.0 in restricted cash.

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the twelve-month period ended December 31, 2018.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions. Restricted cash, long-term includes $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.4 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of December 31, 2018 and December 31, 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Cash	$29,047	$6,098
Cash equivalents	1,588	997
Restricted cash, current portion	—	400
Restricted cash, net of current portion	7,448	10,000
Total cash, cash equivalents, and restricted cash	$38,083	$17,495

Note 6. Investments

Investments are classified as available-for-sale debt securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during 2018. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments. We have determined that the unrealized gains on our marketable securities as of December 31, 2018 were temporary in nature, and currently does not intend to sell these securities before recovery of their amortized cost basis. All short-term investments are limited to a final maturity of less than one year from the reporting date.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market funds(1)	$29,047	$—	$—	$29,047
Total cash equivalents	$29,047	$—	$—	$29,047

Short-term investments:
Corporate bonds	$—	$—	$12	$12
US government and agency debt securities	—	—	31	31
Foreign government and ageny debt securities	—	—	62	62
Total short-term investments	$—	$—	$105	$105

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market funds(1)	$10,997	$—	$—	$10,997
Total cash equivalents	$10,997	$—	$—	$10,997

Short-term investments:
Corporate bonds	$16,455	$—	$(12)	$16,443
US government and agency debt securities	33,331	—	(31)	33,300
Foreign government and ageny debt securities	24,007	—	(62)	23,945
Total short-term investments	$73,793	$—	$(105)	$73,688
(1) As of December 31, 2018, the money market funds included $5.0 million in restricted cash, and as of December 31, 2017, the money market funds included $10.0 in restricted cash.

Note 7. Inventories

Inventories consist of the following:

	Ended December 31,
(in thousands)	2018	2017
Raw materials and supplies	$194	$56
Work-in-process	916	482
Finished goods	675	490
Total inventories	$1,785	$1,028

Note 8. Property and equipment, net

Property, plant and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2018	2017
Leasehold improvements	$2,278	$2,228
Furniture and equipment	11,622	11,139
Property and equipment, gross	13,900	13,367
Less: Accumulated depreciation	(8,698)	(7,524)
Total property and equipment, net	$5,202	$5,843

Depreciation expense for the year ended December 31, 2018 and December 31, 2017 was $1.6 million and $1.5 million, respectively.

Note 9. IXINITY Intangible Assets, Net

Intangible assets, net, is solely related to our IXINITY product. For the years ended December 31, 2018 and 2017, the Company recorded $0.8 million, respectively, of intangible asset amortization expense. As of December 31, 2018, the weighted average amortization period remaining for intangible assets was 75 months.

Future amortization expense as of December 31, 2018 is as follows:

(in thousands)
2019	$830
2020	830
2021	830
2022 and beyond	2,760
Total remaining amortization	$5,250

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

Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance, and (iv) the date on which the term loans begin to amortize would be extended to February 1, 2019 if we achieved net commercial product revenues of $16.0 million for the twelve month period ending June 30, 2018 and maintain such level of net commercial product revenues for each quarter prior to February 1, 2019 thereafter. As we achieved net commercial product revenues of $16.2 million for the twelve month period ending June 30, 2018, our principal repayments have been deferred to February 1, 2020.

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

Future principal and interest payments in connection with the Credit Agreement as of December 31, 2018 are as follows:

(in thousands)
2019	$1,936
2020	5,215
2021	9,257
2022	8,482
2023	2,022
Total principal and interest payments	$26,912

Note 11. Net Income (Loss) per Share

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

Prior to the spin-off, Aptevo did not operate as a separate entity and as a result did not have any common stock outstanding other than 1,000 shares held by Emergent. The calculation of basic and diluted net loss per share assumes that the 20,229,849 ordinary shares issued to Aptevo stockholders in connection with the spin-off were outstanding from the beginning of the periods presented. In March 2019, pursuant to our public offering, we issued 19,850,000 shares of common stock, warrants to purchase 19,850,000 shares of common stock, pre-funded warrants to purchase 2,150,000 shares of common stock, and warrants to purchase 2,150,000 shares of common stock.

Common stock equivalents include stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2018	2017
Net income (loss)	$(53,689)	$6,973

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(2.39)	$(1.53)
Net income from discontinued operations	$—	$1.86
Net income (loss)	$(2.39)	$0.33
Weighted-average shares used to compute per share calculation	22,500,053	21,335,157

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Year Ended December 31,
(in thousands, except for per share amounts)	2018	2017
Outstanding options to purchase common stock	3,330	2,819
Unvested RSUs	133	1,211

Note 12. Equity

Common Stock

For the year ended December 31, 2018, we received proceeds of $0.6 million upon the exercise of stock options which resulted in the issuance of 373,601 shares of common stock. For the year ended December 31, 2017 there was no proceeds from the exercise of stock options and no issuance of shares of common stock. We also issued 815,834 and 1,159,216 shares of common stock in the years ended December 31, 2018 and December 31, 2017, respectively, upon the vesting of RSUs.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the Shares by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 (the Registration Statement). We have issued 13,265 shares under the Equity Distribution Agreement as of December 31, 2018.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaces the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of December 31, 2018, there are 2.8 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and restricted stock units granted to employees and non-employees and has been reported in our Consolidated Statements of Operation and Comprehensive Loss as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017
Research and development	$884	$2,256
Selling, general and administrative	1,256	2,628
Total stock-based compensation expense	$2,140	$4,884

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2018	2017
Expected dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	2.74%	1.90%
Expected average life of options	6 years	6 years

Management applied an estimated forfeiture rate for the 2018 plan period of 10%.

The following is a summary of option activity for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2017	2,819,344	$2.41	—	$5,156,881
Granted	907,388	3.55	—	—
Exercised	(238,808)	2.17	—	539,140
Forfeited	(158,306)	2.46	—	247,227
Outstanding at December 31, 2018	3,329,618	$2.74	6.99	$—
Exercisable at December 31, 2018	1,600,258	$2.50	5.17	$—

As of December 31, 2018, we had $2.1 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.9 years. The weighted average remaining contractual life of outstanding and exercisable options is 5.2 years. As of December 31, 2018, none of our outstanding or exercisable stock options are in the money, and as such there is no aggregate intrinsic value for either the outstanding or exercisable stock options in the above table.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of 2018 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2018.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2018:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2017	1,211,487	$2.91	$5,136,705
Granted	—	—	—
Vested	(1,059,836)	2.90	3,514,900
Forfeited	(18,611)	2.96	51,748
Outstanding at December 31, 2018	133,040	$2.97	$168,961
Expected to Vest	130,357	$2.97	$165,554

As of December 31, 2017, we had less than $0.1 million of unrecognized compensation expense related to RSU’s, which will all be fully vested by March 11, 2019.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in NASDAQ Global Market.

Note 13. 401(k) savings plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2018 and December 31, 2017, Aptevo’s related share of matching contributions was approximately $0.5 million and $0.5 million.

Note 14. Leases and Contingencies

The Company leases laboratory and office facilities, and office equipment under operating lease agreements. The Company recognizes rent expense under such arrangements on a straight-line basis over the term of the lease. Our current operating lease for our laboratory and office facilities expires in April 2020. During the year ended December 31, 2018 and December 31, 2017 total lease expense was $1.2 million and $1.7 million, respectively.

As of December 31, 2018, we are committed to future minimum lease payments under operating lease agreements as follows:

(in thousands)
2019	$1,732
2020	664
2021	103
2022	8
Total	$2,507

Note 15. Revenue Reserves

The following table summarizes activity in each of our receivable-related allowances and revenue-related liabilities for the year ended December 31, 2018:

(in thousands)	Chargebacks and Rebates	Distribution Fees, Cash Discounts and Patient Assistance
Balance at December 31, 2017	$(428)	$(240)
Provision related to current period sales	(2,515)	(1,879)
Credit or payments made during the period	1,620	1,254
Balance at December 31, 2018	$(1,323)	$(865)

Note 16. Income Taxes

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

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the fourth quarter of 2018, we filed our US federal tax return and completed our determination of the accounting implications of the Tax Reform Act.

Significant components of the provisions for income taxes attributable to operations consist of the following:

	Year ended December 31,
(in thousands)	2018	2017
Current
Federal	$—	$12,051
State	—	710
International	—	2
Total current	—	12,763
Deferred
Federal	—	9,636
State	—	902
International	—	—
Total deferred	—	10,538
Total income tax benefit from continuing operations	$—	$23,301

The table above excludes income tax expense from discontinued operations of $23.3 million for 2017.

Loss from continuing operations before income taxes is comprised of:

	Year ended December 31,
(in thousands)	2018	2017
US	$(53,692)	$(55,885)
International	3	(8)
Loss from continuing operations before benefit from income taxes	$(53,689)	$(55,893)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2018	2017
Federal losses carryforward	$20,251	$8,454
Intangible assets	4,210	4,470
State losses carryforward	2,260	1,246
Other	1,543	1,262
Stock compensation	844	1,128
Other tax credits	713	502
Fixed assets	488	309
Deferred tax asset	30,309	17,371
Prepaid expenses	—	(224)
Deferred tax liability	—	(224)
Valuation allowance	(30,309)	(17,147)
Net deferred tax liabilities	$—	$—

As of December 31, 2018, and 2017, we have recorded federal net operating losses (NOL) carryforwards of approximately $96.4 and $41.5 million, respectively, state NOL carryforwards of approximately $44.5 million and $20.2, respectively, and tax credit carryforwards of $0.7 million and $0.5 million, respectively. The federal losses and credits will begin to expire in 2037. The state net operating losses will begin to expire in varying periods. Carryforwards of net operating losses and tax credits are subject to possible limitation, should a change in ownership occur, as defined by Internal Revenue Code Section 382.

The Company files income tax returns in the U.S. and several state jurisdictions and are open to review by taxing authorities for the 2016 tax filings and thereafter.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions are recorded, and we do not expect our uncertain tax position to change during the next twelve months.

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2018	2017
Federal tax at statutory rates	21.0%	35.0%
State taxes, net of federal benefit	2.5%	2.4%
Change in valuation allowance	-24.5%	22.7%
Tax credits	0.4%	0.6%
Permanent differences	-0.2%	-0.3%
Other	0.8%	-1.3%
Tax Reform	0.0%	-17.4%
Total income tax benefit	0.0%	41.7%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2018, under the headings “Executive Officers,” “Proposal 1 -Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

Information required by this item will be contained in the Proxy Statement under the heading “Proposal 2 – Ratification of the Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3.	Exhibits

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

10.1	Promissory Note, dated July 29, 2016, made by Emergent BioSolutions Inc. in favor of Aptevo Therapeutics Inc.	8-K	10.1	August 2, 2016	001-37746

10.2	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.3	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.4	Employee Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.4	August 2, 2016	001-37746

10.5	Amended and Restated Manufacturing Services Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	10-K	10.5	March 13, 2018	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.6	Canadian Distributor Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.6	August 2, 2016	001-37746

10.7	Amended and Restated Trademark License Agreement, dated September 28, 2017, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	10-K	10.7	March 13, 2018	001-37746

10.8	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.9	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.10	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.11	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

C 10.12	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.13	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.15	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.16	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.17	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.18	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.19	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.20	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.21	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

†10.22	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.23	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.24	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.25	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

†10.26	Amended and Restated License Agreement, dated as of November 28, 2008, by and between Cangene Corporation (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.) and The University of North Carolina at Chapel Hill, as amended on June 14, 2012	10	10.23	April 15, 2016	001-37746

†10.27	CMC Commercial Supply (Manufacturing Services) Agreement, dated June 17, 2011, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC (as successor-in-interest to Inspiration Biopharmaceuticals, Inc.)	10	10.24	May 31, 2016	001-37746

†10.28	Amended and Restated Commercial Supply Agreement, dated as of June 16, 2017, between CMC ICOS Biologics, Inc. and Aptevo BioTherapeutics LLC.	10	10.2	August 10, 2017	001-37746

†10.29	Supply Agreement, dated April 29, 2014, between Aptevo BioTherapeutics LLC and Rovi Contract Manufacturing, S.L.	10	10.26	May 31, 2016	001-37746

†10.30	Manufacturing Services Agreement, dated May 27, 2015, Aptevo BioTherapeutics LLC and Patheon UK Limited	10	10.27	May 31, 2016	001-37746

10.31	Credit and Security Agreement, dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent, and the lenders from time to time party thereto.	8-K	10.1	August 5, 2016	001-37746

10.32	Fee Letter dated August 4, 2016 by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust, as agent.	8-K	10.2	August 5, 2016	001-37746

10.33	Third Amendment to License and Co-Development Agreement, dated as of December 12, 2016 by and between Aptevo Research and Development LLC and MorphoSys AG.	8-K	10.1	December 15, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.34	Amendment No.1 to the Credit and Security Agreement, dated May 11, 2017, by and among Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC and MidCap Financial Trust, as agent and the lenders from time to time thereto	10-Q	10.1	May 12, 2017	001-37746

10.35	Amendment No. 2 to Credit and Security Agreement, dated as of September 28, 2017, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2017).	8-K	10.1	September 28, 2017	001-37746

10.36	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.37	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.38	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.39	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.40	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.41	Amended and Restated Credit and Security Agreement, dated August 16, 2018, by and among, Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust.	10-Q	10.1	November 14, 2018	001-37746

10.42	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.43

Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated December 14, 2018, by and among, Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC, Aptevo Research and Development LLC and MidCap Financial Trust.

						X

10.44	Intellectual Property Security Agreement, dated February 7, 2019, by and amoung, Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC., Aptevo Research and Development, LLC and MidCap Financial Trust					X

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Company Name

Date: March 18, 2019	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 18, 2019
Marvin L. White	(Principal Executive Officer)

/s/Jeffrey G. Lamothe	Senior Vice President and Chief Financial Officer	March 18, 2019
Jeffrey Lamothe	(Principal Financial and Accounting Officer)

/s/Fuad El-Hibri	Chairman of the Board of Directors	March 18, 2019
Fuad El-Hibri

/s/Daniel J. Abdun-Nabi	Director	March 18, 2019
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 18, 2019
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 18, 2019
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 18, 2019
Barbara Lopez Kunz

/s/John E. Niederhuber, M.D.	Director	March 18, 2019
John E. Niederhuber, M.D.