Form 10-Q
period 2019-03-31
Aptevo Therapeutics Inc.
filed 2019-05-09
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	APVO	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

As of May 7, 2019, the number of shares of the registrant’s common stock outstanding was 45,090,219.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,011	$30,635
Accounts receivable	5,801	5,220
Inventories	4,346	1,785
Prepaid expenses	6,923	6,907
Other current assets	3,561	4,142
Total current assets	57,642	48,689
Restricted cash	7,448	7,448
Property and equipment, net	4,978	5,202
Intangible assets, net	5,043	5,250
Operating lease right-of-use asset	4,481	—
Other assets	1,249	905
Total assets	$80,841	$67,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,043	$11,671
Accrued compensation	5,042	3,898
Sales rebates and discounts payable	857	1,245
Other short-term liabilities	1,348	796
Total current liabilities	18,290	17,610
Long-term debt, net	19,415	19,278
Operating lease liability, net of current portion	3,995	—
Other liabilities	11	200
Total liabilities	41,711	37,088

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 45,090,219 and 22,808,416 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	45	23
Additional paid-in capital	178,511	157,791
Accumulated deficit	(139,426)	(127,408)
Total stockholders' equity	39,130	30,406
Total liabilities and stockholders' equity	$80,841	$67,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Product sales	$7,022	$4,071
Costs and expenses:
Cost of product sales	3,847	1,781
Research and development	7,285	8,199
Selling, general and administrative	7,330	7,592
Loss from operations	(11,440)	(13,501)
Other expense, net	(578)	(353)
Net loss	$(12,018)	$(13,854)

Basic and diluted net loss per basic share	$(0.44)	$(0.63)
Weighted-average shares used to compute per share calculations	27,567,584	22,025,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED COLSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(12,018)	$(13,854)
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net	—	22
Total comprehensive loss	$(12,018)	$(13,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(12,018)	$(13,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	594	717
Depreciation and amortization	583	587
Non-cash interest expense and other	198	60
Changes in operating assets and liabilities:
Accounts receivable	(581)	(957)
Inventories	(2,561)	(257)
Prepaid expenses and other current assets	121	97
Operating lease right of use asset	211	—
Accounts payable, accrued compensation and other liabilities	368	(3,371)
Long-term operating lease liability	(371)	—
Sales rebates and discounts	(388)	—
Net cash used in operating activities	(13,844)	(16,978)
Investing Activities
Proceeds from the maturity of investments	—	25,929
Cash received from sale of Hyperimmune Business	—	54
Purchases of property and equipment	(153)	(473)
Purchases of investments	—	(1,998)
Net cash (used in) provided by investing activities	(153)	23,512
Financing Activities
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	20,410	—
Proceeds from exercise of common stock options	—	186
Proceeds from the exercise of pre-funded warrants	21	—
Payment of tax liability for vested equity awards	(58)	(742)
Net cash provided by (used in) financing activities	20,373	(556)
Increase in cash, cash equivalents, and restricted cash	6,376	5,978
Cash, cash equivalents, and restricted cash at beginning of period	38,083	17,495
Cash, cash equivalents, and restricted cash at end of period	$44,459	$23,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	22,808,416	$23	$157,791	$(127,408)	$—	$30,406
Issuance of common stock, pre-funded warrants and warrants, net	22,000,000	22	20,184	—	—	20,206
Issuance of commitment shares of common stock, non-cash transaction	195,867	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	85,936	—	(58)	—	—	(58)
Stock-based compensation	—	—	594	—	—	594
Net loss for the period	—	—	—	(12,018)	—	(12,018)
Balance at March 31, 2019	45,090,219	$45	$178,511	$(139,426)	$—	$39,130

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	21,605,716	$22	$155,837	$(73,719)	$(105)	$82,035
Unrealized losses on available- for-sale investments	—	—	—	—	22	22
Common stock issued upon exercise of stock options	75,425	—	186	—	—	186
Common stock issued upon vesting of restricted stock units	760,833		(742)			(742)
Stock-based compensation	—	—	717	—	—	717
Net loss for the period	—	—	—	(13,854)	—	(13,854)
Balance at March 31, 2018	22,441,974	$22	$155,998	$(87,573)	$(83)	$68,364

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

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As of May 9, 2019, there are not such conditions or events, as we expect our existing cash and cash equivalents will be sufficient to fund our operations through May 9, 2020.

In March 2019, we completed a public offering relating to the issuance and sale of 19,850,000 shares of our common stock and warrants to purchase up to 19,850,000 shares of common stock at an exercise price of $1.30 per share, as well as pre-funded warrants to purchase up to 2,150,000 shares of common stock at an exercise price of $0.01 per share and 2,150,000 of related warrants to purchase shares of common stock at $1.30 per share. We received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses. If the remaining warrants are fully exercised in the future, additional proceeds to be received upon exercise of these warrants totals up to $28.6 million over the ten-year term of the warrants.

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

The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC; Aptevo BioTherapeutics LLC; and Aptevo Europe Limited. All intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Leases

On January 1, 2019 we adopted ASU No. 2016-02, Leases (ASC 842), which amends the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. We adopted the new standard using a modified retrospective transition approach for the leases at the beginning of the current fiscal year, January 1, 2019. We did not adjust comparative periods in our financial statements prior to that period. See note 6 – Leases, of our condensed consolidated financial statements for additional information.

The new standard establishes a right-of-use model that requires a lessee to recognize an operating lease right-of-use asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are to be classified as finance or operating at the lease commencement, which affects the classification of expense recognition in the income statement. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments, as agreed to in the lease. Operating lease liabilities are recognized at the date of lease commencement based on the present value of lease payments over the lease term. As leases may include options to extend the lease period, or options for early termination, when it is reasonably certain that an entity is going to exercise the renewal option, the additional payments are to be included in the lease’s terms. When it is reasonably certain that an early termination option will not be exercised, the lease’s terms are to be extended beyond the possible early termination date or dates.

The standard requires that we use our incremental borrowing rate (IBR) as the discount rate in our lease evaluation if a rate implicit in the lease cannot be identified. Due to the significant judgment involved and the complex analysis needed to determine this discount rate, we engaged a third-party valuation specialist to advise us in our determination of our IBR.

An operating right-of-use asset is measured as the amount of the initial measurement of the lease liability, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentive received, unamortized initial direct costs, and any impairment of the right-of-use asset. The initial measurement of the lease liabilities and right-to-use assets of finance leases is the same as for operating leases.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of our selling, general and administrative expenses and our research and development expenses on our consolidated statement of operations. Lease expense for financing leases consists of amortization of the right-of-use asset and interest on the lease liability as part of our research and development expenses on our consolidated statement of operations.

For transition leases, entities are permitted to make an election to apply a package of practical expedients that allows entities not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These practical expedients must be elected as a package and must be consistently applied to all leases. In addition, entities are also permitted to make an election to use hindsight when determining lease terms and when assessing the impairment of right-of-use assets. We have chosen to elect the package of practical expedients but did not elect the hindsight practical expedient for our transition leases.

Adoption of the new standard resulted in the recognition of a right-to-use asset of $1.5 million, an operating lease liability of $2.2 million dollars, and a related decrease in deferred rent liability of $0.7 million at January 1, 2019.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 18, 2019. Our other significant accounting policies have not changed materially from the policies previously reported.

Recently Adopted Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. We adopted this standard on January 1, 2019 and applied the practical expedients thereby continuing to account for leases that commenced before the effective date in accordance with previous GAAP. See note 1 – Significant Accounting Policies, and note 6 – Lease of our condensed consolidated financial statements, for further information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (ASC 718) – Improvements to Non-employee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be used in lieu of an expected term in the option-pricing model for nonemployee awards. We adopted this on January 1, 2019, and there was no impact on our consolidated results of operations, financial position, and cash flows.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present any changes in shareholders’ equity in the interim financial statements, either in a separate statement or footnote in the quarterly reports on Form 10-Q. The amendments became effective on November 5, 2018. We have included a separate statement, the Condensed Consolidated Statements of Changes in Stockholders’ Equity in this Quarterly Report on Form 10Q.

Note 2. Collaboration Agreements

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the three months ended March 31, 2019, we recorded a reduction in our research and development expense of $0.4 million and for the three months ended March 31, 2018, we recorded an increase in our research and development expense of less than $0.1 million related to the collaboration arrangement.

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

At March 31, 2019 and December 31, 2018, we had $34.1 million and $29.0 million in money market funds, respectively.

The carrying amounts of our money market funds approximate their fair value. At March 31, 2019, we did not have any level two or level three assets.

Note 4. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, long-term includes $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.4 million securing letters of credit.

The following table shows our cash, cash equivalents and long-term restricted cash as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in thousands)	2019	2018
Cash	$7,864	$6,588
Cash equivalents	29,147	24,047
Restricted cash	7,448	7,448
Total cash, cash equivalents, and restricted cash	$44,459	$38,083

Note 5. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$162	$194
Work-in-process	4,023	916
Finished goods	161	675
Total inventories	$4,346	$1,785

Note 6. Leases

Office Space Lease - Operating

In 2003, we entered into a lease for our corporate headquarters located in Seattle, Washington. This lease has been amended multiple times to add additional space and extend the lease term. Amendment number seven, became effective on September 1, 2014 and expires on April 30, 2020, covering 50,466 square feet of office, laboratory, and meeting space. We are required to pay a proportionate share of certain operating expenses as defined in the agreement with the lessor and a proportionate share of the real estate taxes as assessed. We received a tenant improvement allowance that was settled in June 2017 and which we elected to amortize as a reduction in rent over the remaining term of the lease. The lease has a two-year renewal option at fair market value on the date of renewal and a termination option by giving nine months’ notice and a penalty equal to the unamortized tenant improvement allowance, the unamortized real estate fee, and the market value of free parking. For the three months ended  March 31, 2019, we recorded $0.4 million in lease expense, including $0.1 million for variable payments.

We recorded a right-of-use asset for this lease on January 1, 2019, of $1.2 million which reflects the amount of the remaining lease liability, less the balance of accrued and deferred rent, and net of the unamortized balance of tenant incentives. We also recorded a lease liability of $1.9 million which reflects the present value of the remaining lease payments, discounted using our incremental borrowing rate of 16.95% for the remaining term of the lease. The future expense for this lease will be recorded as a straight-line expense, less the unamortized tenant incentive portion, plus any variable expenses due to true-ups of operating costs or real estate taxes.

On March 19, 2019, we entered into a new lease amendment, number eight, for our current headquarters in Seattle, Washington. This amendment extended the terms of the lease for ten years, until April 30, 2030, and reduced the total square footage of our office space to 47,692 after May 1, 2020. We determined we should not include any periods after the termination option when evaluating this amendment as we are not reasonably certain to not exercise the option, therefore we are recording our liability through April 30, 2023.  In March 2019, we recorded an increase to our right-of-use asset for this lease amendment of $3.2 million which reflects the amount of the remaining lease liability through April 30, 2023, less the balance of accrued and deferred rent, and net of the unamortized balance of tenant incentives. In March 2019, we also recorded an increase to our lease liability for this lease amendment of $3.2 million which reflects the present value of the remaining lease payments through April 30, 2023, discounted using our incremental borrowing rate of 14.45% for the remaining term of the lease on the date of amendment.

This new amendment has a renewal option of two five-year renewals at fair market value as determined at the time of renewal, and a termination option after month thirty-six with nine months written notice. The termination option also requires a penalty equal to the unamortized tenant improvement allowance at 8% interest, the unamortized real estate taxes at 8% interest, and the equivalent of four-months’ rent at the base rent price at the time of termination. The estimated termination penalty has been recorded in our lease payments.

Equipment Leases - Operating

As of January 1, 2019, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. We recorded a right-of-use asset of $0.3 million on January 1, 2019 which reflects the remaining liability of the leases, less the balance of accrued and deferred rent. We also recorded a lease liability of $0.3 million which reflects the present value of the remaining payment for the leases, discounted using our incremental borrowing rate for the lab equipment lease is 16.53% and for the copier leases it is 16.19%, for the remaining term of the leases. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of January 1, 2019, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. At the adoption of the standard at January 1, 2019, we did not make any additional reclassification for this lease as the entire carrying amount had already been recorded as a capital lease obligation under ASC 840 – Leases. The remaining term of this lease is seventeen months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the three months ended March 31, 2019.

Components of lease expense:

For the Three Months Ended March 31,
(in thousands)	2019
Operating lease cost	$335
Finance lease cost:
Amortization of right-of-use assets	1
Interest on lease liabilities	1
Total lease cost	$337

Supplemental cash flows information related to leases is as follows:

Right of use assets acquired under operating leases:

For the Three Months Ended March 31,
(in thousands)	2019
Operating leases, excluding Seattle office lease	$345
Seattle office lease, including amendment	4,347
Total operating leases	$4,692

Lease payments:

For the Three Months Ended March 31,
(in thousands)	2019
For operating leases	$434

Future minimum payments as of March 31, 2019 are as follows:

(in thousands)
9 months ended December 31, 2019	$1,310
12 months ended December 31, 2020	1,510
12 months ended December 31, 2021	1,387
12 months ended December 31, 2022	1,294
12 months ended December 31, 2023	1,399
Total Future minimum lease payments	6,900
Less: imputed interest	(1,824)
Total	$5,076

The long-term portion of the lease liabilities included in the amounts above is $4.0 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of March 31, 2019, the weighted average remaining lease term and weighted discount rate for operating leases was 4.0 years and 14.56%.

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

Additionally, this amendment is subject to a subjective acceleration clause, although we believe the likelihood of an acceleration of the due date for this obligation is remote.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum.

Note 8. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units (RSUs) are only included in the calculation of diluted net income per share when their effect is dilutive.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Warrants	22,000	—
Outstanding options to purchase common stock	4,100	3,472
Unvested RSUs	10	196

Note 9. Equity

Common Stock

On March 11, 2019, we completed a public offering of common stock and warrants, as follows:

•

for a combined public offering price of $1.00 per share of common stock and related warrants, 19,850,000 shares of common stock and related warrants with a 5-year life to purchase up to 19,850,000 shares of common stock at an exercise price of $1.30 per share,

•

for a combined public offering price of $0.99 per pre-funded warrant and related warrant, pre-funded warrants with a 10-year life to purchase up to 2,150,000 shares of common stock at an exercise price of $0.01 per share and related warrants with a 5-year life to purchase up to 2,150,000 shares of common stock at an exercise price of $1.30 per share. These pre-funded warrants were exercised on March 21, 2019.

We received net proceeds of $20.2 million, net of transaction costs, as a result of this offering.

For the three months ended March 31, 2019, we issued 85,936 shares of common stock due to the vesting of RSUs. In addition, pursuant to our purchase agreement with Lincoln Park, we issued 195,867 of commitment shares in a non-cash transaction.

During the three months ended March 31, 2018, we received proceeds of $0.2 million upon the exercise of stock options which resulted in the issuance of 75,425 shares of common stock and issued 760,833 shares of common stock due to the vesting of restricted stock units.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued 13,265 shares under the Equity Distribution Agreement in the fourth quarter of 2018, and no shares in the first quarter of 2019.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaces the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of March 31, 2019, there are 2.0 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Research and development	$251	$327
Selling, general and administrative	343	390
Total stock-based compensation expense	$594	$717

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2019	2018
Expected dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Risk-free interest rate	2.52%	2.72%
Expected average life of options	7 years	6 years

Management has applied an estimated forfeiture rate of 10% for the periods presented.

The following is a summary of option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2018	3,329,618	$2.74	—	$—
Granted	821,523	1.60	—	—
Exercised	—	—	—	—
Forfeited	(50,670)	2.42	—	—
Outstanding at March 31, 2019	4,100,471	$2.51	7.31	$—
Exercisable at March 31, 2019	2,062,402	$2.56	5.59	$—

As of March 31, 2019, we had $2.6 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.0 years. The weighted average remaining contractual life of outstanding and exercisable options is  5.6 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2019 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter. As of December 31, 2018, and March 31, 2019, we had no outstanding options with an exercise price below the trading price of our common stock.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2019:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2018	133,040	$2.97	$168,961
Vested	123,442	2.94	—
Forfeited	—	—	—
Outstanding at March 31, 2019	9,618	$3.38	$8,991
Expected to Vest	9,618	$3.38	$8,991

As of March 31, 2019, we had less than $0.1 million of unrecognized compensation expense related to RSU’s, which will all be fully vested by May 10, 2019.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Global Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 24,150,000 shares of our common stock, 22,000,000 of which have an exercise price of $1.30 per share and have a five-year life, and 2,150,000 of pre-funded warrants with an exercise price of $0.01 per share. The pre-funded warrants have a ten-year life and expire on March 11, 2029. The warrants with a $0.01 per share exercise price were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. There are therefore included within equity on our consolidated balance sheet. As of March 31, 2019, there were 22,000,000 outstanding.

Note 10. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the three months ending March 31, 2019:

(in thousands)	Chargebacks and Cash Discounts	Distribution Fees, Rebates and Patient Assistance
Balance at December 31, 2018	$(1,323)	$(865)
Provision related to current period sales	(704)	(923)
Credit or payments made during the period	922	931
Balance at March 31, 2019	$(1,105)	$(857)

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

For the three months ended March 31, 2019, we had a net loss of $12.0 million, compared to the three months ended March 31, 2018, when we had a net loss $13.9 million. We had an accumulated deficit of $139.4 million as of March 31, 2019. For the three months ended March 31, 2019, net cash used in our operating activities was $13.8 million. On March 7, 2019, we completed a public offering relating to the issuance and sale of 19,850,000 shares of our common stock and warrants to purchase up to 19,850,000 shares of common stock at $1.30 per share, as well as pre-funded warrants to purchase up to 2,150,000 shares of common stock at an exercise prices of $0.01 per share and 2,150,000 of related warrants to purchase shares of common stock at $1.30 per share. We received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses. If the remaining warrants are fully exercised in the future, additional proceeds to be received upon exercise of these warrants totals up to $28.6 million over the ten-year term of the warrants.

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

Our investigational stage product candidates are:

•

APVO436, a bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3. APVO436 engages T cells to initiate killing of tumor cells.  We commenced a Phase 1/1b clinical trial in the United States in December 2018 in patients with AML and MDS. The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients. We anticipate that we will have anti-drug antibody (ADA) date in the third quarter of 2019, and preliminary Phase 1 safety data in the fourth quarter of 2019.

•

APVO210, a bispecific ADAPTIR preclinical candidate with a novel mechanism of action based on targeted cytokine delivery.  APVO210 is composed of a humanized anti-CD86 antibody fused with a modified form of IL-10 that specifically induces IL-10 signaling on antigen presenting cells, but not on lymphoid populations. APVO210 functions by suppressing immune responses and inducing certain tolerogenic responses and therefore may have potential benefit for the treatment of autoimmune and inflammatory diseases. We initiated a Phase 1 clinical trial in Australia in March 2019. The Phase 1 clinical trial will evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of APVO210 in healthy volunteers. The trial will consist of two stages.  Stage 1 will consist of up to 64 healthy volunteers receiving a single ascending dose. Stage 2 will consist of up to 40 healthy volunteers receiving multiple ascending doses. For both stages of the Phase 1 clinical trial, healthy volunteers will receive APVO210 or placebo administered by intravenous infusion. We anticipate that initial results of APVO210 single dose cohorts will be available in the third quarter of 2019, and that preliminary Phase 1 data will be available in the fourth quarter of 2019 for cohorts enrolled by the beginning of fourth quarter of 2019.

•

ALG.APV-527, a bispecific antibody candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.  4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the tumor antigen, including breast, cervical, non-small-cell-lung, prostate, renal, gastric, colorectal and bladder cancers. Aptevo intends to file a clinical trial authorization (CTA) in the second half of 2019.

•

RORI Bispecific, is a proof-of-concept bispecific candidate in pre-clinical development featuring an immunotherapeutic protein targeting ROR1, an antigen found on several solid tumors and hematologic, or blood-related malignancies and CD3, a component of the T-cell receptor complex expressed on all T-cells. Initial pre-clinical data demonstrate redirected T-cell killing of tumors expressing ROR1 in vitro and in vivo in animal studies.

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

In 2019, we intend to introduce a new 3,000 IU assay size and anticipate that this new assay will be available mid-2019.  The 3,000 IU assay size will provide enhanced convenience for patients who use IXINITY.  The 3,000 IU assay size is designed to allow some patients to use fewer vials when infusing.  We believe that the 3,000 IU assay size will also be a more attractive option for some patients on IXINITY when traveling.

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

We are exploring distribution and partnership opportunities for IXINITY outside of the U.S.  We believe that we may be able to leverage existing relationships to grow the IXINITY market outside of the United States. Currently all IXINITY sales are in the U.S.

Results of Operations

Comparison of the three months ended March 31, 2019 and March 31, 2018

Financial Summary

We recognized a net loss of $12.0 million and $13.9 million for the three months ended March 31, 2019, and March 31, 2018 respectively. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, product sales were higher by $3.0 million, which was offset by an increase in cost of products sold of $2.1 million. Research and development costs decreased by $0.9 million for the quarter and selling, general and administrative costs decreased for the same period by $0.3 million.

Product Revenue

Product sales of IXINITY increased by $3.0 million, or 73%, to $7.0 million for the three months ended March 31, 2019 from $4.1 million for the three months ended March 31, 2018. This increase was primarily related to the continuing expansion of our Hemophilia B patient base and a price increase which went into effect on January 1, 2019.

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

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change	Percent
Product sales	$7,022	$4,071	$2,951	73%
Cost of product sales	3,847	1,781	2,066	116%
Gross profit	$3,175	$2,290	$885	39%
Gross margin percent	45%	56%

Cost of product sales increased by $2.1 million, or 116% for the three months ended March 31, 2019 to $3.8 million from $1.8 million for the three months ended March 31, 2018. This increase in cost of product sales is primarily due to the increase in sales, as well as the first quarter of 2018 having reduced costs of goods sold due to lower cost inventory being sold in the quarter.

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

Our research and development expenses by program for the three months ended March 31, 2019 and 2018 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$1,154	$2,132	$(978)
APVO210	1,214	1,701	(487)
Other	143	1,008	(865)
Total clinical programs	2,511	4,841	(2,330)

Preclinical program, general research and discovery	4,116	3,120	996
IXINITY	658	238	420
Total	$7,285	$8,199	$(914)

Research and development expenses decreased by $0.9 million, to $7.3 million for the three months ended March 31, 2019 from $8.2 million for the three months ended March 31, 2018. These changes were primarily comprised of:

•	a decrease in expenses for APVO436 is primarily due to the timing of manufacturing and clinical trial activities;
•	a decrease in expense for APVO210 is primarily due to the timing of manufacturing and clinical trial activities;
•	a decrease in expenses for other clinical programs is due to discontinuing two of our clinical trials in the third quarter of 2018; offset by
•

an increase in the expenses for our preclinical program, general research and discovery programs, which is primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated; and

•	an increase in expense for IXINITY associated with start-up costs relating to the pediatric clinical study which will be commencing in 2019.

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

For the three months ended March 31, 2019, selling, general and administrative expenses decreased by $0.3 million, or 3%, to $7.3 million from $7.6 million for March 31, 2018. This decrease was primarily due to reduced personnel and professional services costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, we had cash, and cash equivalents in the amount of $37.0 million, and accounts receivable of $5.8 million that we expect to collect in a timely fashion. In addition, we have an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray) and a Purchase Agreement (the Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park) as discussed in the paragraphs below. In March 2019, we received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses, from an underwritten public offering of common stock and related warrants. See Note 1 – Organization and Liquidity of our condensed consolidated financial statements, for additional information.

For the three months ended March 31, 2019, we reported a net loss of $12.0 million and we had an accumulated deficit of $139.4 million as of March 31, 2019. For the three months ended March 31, 2019, net cash used in our operating activities was $13.8 million. In March 2019, we completed a public offering relating to the issuance and sale of 19,850,000 shares of our common stock and warrants to purchase up to 19,850,000 shares of common stock at $1.30 per share, as well as pre-funded warrants to purchase up to 2,150,000 shares of common stock at an exercise prices of $0.01 per share and 2,150,000 of related warrants to purchase shares of common stock at $1.30 per share. We received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses. If the remaining warrants are fully exercised in the future, additional proceeds to be received upon exercise of these warrants totals up to $28.6 million over the ten-year term of the warrants.

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

This amendment is subject to a subjective acceleration clause, although we believe the likelihood of an acceleration of the due date for this obligation is remote.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We have issued 13,265 shares under the Equity Distribution Agreement as of March 31, 2019.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Jaffray upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into the Purchase Agreement, and a registration rights agreement, with Lincoln Park, pursuant to this agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was deemed effective by the SEC. Pursuant to this purchase agreement we issued 105,467 commitment shares of common stock in December 2018, and 195,867 commitment shares of common stock in the first quarter of 2019.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement.

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

We expect our cash and cash equivalents will support our operations for the next twelve months, at least, based on current operating plans and financial forecasts. If we are unable to obtain additional financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We expect to continue to incur negative cash flows until other sources of revenue such as corporate partnering generates sufficient cash inflows to finance our operations and debt service requirements, or IXINITY revenue and profitability grows significantly. Until we are cash flow positive, we anticipate we will need to continue to raise operating funds through the issuance of public or private equity securities, incurring additional debt or pursuing additional partnerships.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	For the March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(13,844)	$(16,978)
Investing activities	(153)	23,512
Financing activities	20,373	(556)
Increase in cash, cash equivalents, and restricted cash	$6,376	$5,978

Net cash used in operating activities of $13.8 million for the three months ended March 31, 2019 was primarily due to our net loss of $12.0 million and changes in working capital accounts. Net cash used in operating activities of $17.0 million for the three months ended March 31, 2018 was primarily due to our net loss of $13.9 million, and changes in working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2019, was due to the purchase of property and equipment. For the three months ended March 31, 2018, the largest components of the cash provided by investing activities were $25.9 million in maturity and redemption of investments, offset by $2.0 million in purchases of corporate bonds and U.S. government debt securities.

Net cash provided by financing activities for the three months ended March 31, 2019 is primarily due to $20.2 million received from the issuance of common stock and purchase of warrants exercised. Net cash used in financing activities for the three months ended March 31, 2018 was primarily due to the payment of tax liability associated with restricted stock units that vested in the quarter.

Contractual Obligations

Since our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 18, 2019, we have entered into an amendment to our building lease. See note 6 – Leases for our future contractual obligations as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report filed on Form 10-K for the year ended December 31, 2018 and filed on March 18, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2019, we had a net loss of $12.0 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. The net income for the third quarter of 2017 and year ended December 31, 2017 were the result of our receipt of proceeds from the sale of our Hyperimmune Business in September 2017. As of March 31, 2019, we had an accumulated deficit of $139.4 million. Although we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least twelve months from the date of this filing, if we cannot achieve profitability or generate positive cash from operating activities, our business operations may be adversely impacted and the trading value of our common stock may decline.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2019, we had cash, cash equivalents, and restricted cash in the amount of $44.5 million. If we are not able to secure adequate additional funding, we plan to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs.  A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of IXINITY sales;
•	the collection of accounts receivable from customers;
•	the ability to comply with the continued listing requirements of the Nasdaq Capital Market and the risk that our common shares will be delisted if we cannot do so;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under our credit facility or any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution; and
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

Risks Related to Our Common Stock

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $0.82 and $5.94 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has minimum requirements that a company must meet in order to remain listed on Nasdaq, including a requirement that we maintain a minimum closing bid price of $1.00 per share. On April 18, 2019, we received a letter from the listing qualifications department staff of Nasdaq notifying us that for the last 30 consecutive business days the bid price of our common stock had closed below $1.00 per share.

In accordance with Nasdaq listing rules, we have 180 calendar days, or until October 15, 2019, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 15, 2019.

If our common stock does not achieve compliance by October 15, 2019, we may be eligible for an additional 180-day period to regain compliance if we submit, prior to October 15, 2019, a transfer application to transfer our listing of shares to the Nasdaq Capital Market.  We will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the bid price requirement, and must provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a hearings panel.

We intend to actively monitor the closing bid price of our common stock between now and October 15, 2019 and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule. However, if our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Future issuances of common stock may include (i) any sale of up to $17.5 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017,  (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park, entered into in December 2018 and (iii) the issuance of up to 22,000,000 share of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

4.1	Form of Warrant (incorporated by reference from exhibit 4.1 to Current Report on Form 8-K (File No. 001-37746) filed by Aptevo Therapeutics Inc. with the SEC on March 11, 2019).

4.2	Form of Pre-Funded Warrant (incorporated by reference from exhibit 4.2 to Current Report on Form 8-K (File No. 001-37746) filed by Aptevo Therapeutics Inc. with the SEC on March 11, 2019.

10.1

Intellectual Property Security Agreement dated February 7, 2019, by and among, Aptevo Therapeutics Inc., Aptevo Biotherapeutics LLC., Aptevo Research and Development, LLC and MidCap Financial Trust (incorporated by reference from exhibit 10.44 to Annual Report on Form 10-K (File No. 001-37746) filed by Aptevo Therapeutics Inc. with the SEC on March 18, 2019).

10.2

Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C. (incorporated by reference from exhibit 10.1 to Current Report on Form 8-K (File No. 001-37746) filed by Aptevo Therapeutics Inc. with the SEC on March 22, 2019.

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

APTEVO THERAPEUTICS INC.

Date: May 9, 2019	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer