Form 10-Q
period 2019-06-30
Aptevo Therapeutics Inc.
filed 2019-08-09
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the number of shares of the registrant’s common stock outstanding was 45,098,823.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,957	$30,635
Accounts receivable	7,378	5,220
Inventories	6,967	1,785
Prepaid expenses	5,200	6,907
Other current assets	3,170	4,142
Total current assets	43,672	48,689
Restricted cash	7,498	7,448
Property and equipment, net	4,610	5,202
Intangible assets, net	4,835	5,250
Operating lease right-of-use asset	4,264	—
Other assets	1,248	905
Total assets	$66,127	$67,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,904	$11,671
Accrued compensation	2,535	3,898
Sales rebates and discounts payable	894	1,245
Other short-term liabilities	1,265	796
Total current liabilities	16,598	17,610
Long-term debt, net	19,558	19,278
Operating lease liability, net of current portion	3,759	—
Other liabilities	13	200
Total liabilities	39,928	37,088

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 45,098,823 and 22,808,416 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	45	23
Additional paid-in capital	178,912	157,791
Accumulated deficit	(152,758)	(127,408)
Total stockholders' equity	26,199	30,406
Total liabilities and stockholders' equity	$66,127	$67,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$7,360	$6,826	$14,382	$10,897
Costs and expenses:
Cost of product sales	5,985	2,534	9,832	4,315
Research and development	7,733	9,713	15,018	17,912
Selling, general and administrative	6,538	7,023	13,868	14,616
Loss from operations	(12,896)	(12,444)	(24,336)	(25,946)
Other expense, net	(436)	(700)	(1,014)	(1,053)
Net loss	$(13,332)	$(13,144)	$(25,350)	$(26,999)

Basic and diluted net loss per basic share	$(0.30)	$(0.58)	$(0.70)	$(1.21)
Weighted-average shares used to compute per share calculations	45,095,041	22,588,334	36,379,731	22,308,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(13,332)	$(13,144)	$(25,350)	$(26,999)
Other comprehensive gain:
Unrealized gain on available-for-sale investments, net	—	47	—	69
Total comprehensive loss	$(13,332)	$(13,097)	$(25,350)	$(26,930)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(25,350)	$(26,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	995	1,166
Depreciation and amortization	1,156	1,187
Non-cash interest expense and other	310	478
Changes in operating assets and liabilities:
Accounts receivable	(2,158)	(4,004)
Inventories	(5,182)	(1,942)
Prepaid expenses and other assets	2,270	(1,360)
Operating lease right of use asset	428	—
Accounts payable, accrued compensation and other liabilities	(1,246)	(1,840)
Long-term operating lease liability	(607)	—
Sales rebates and discounts	(351)	330
Net cash used in operating activities	(29,735)	(32,984)
Investing Activities
Proceeds from the maturity of investments	—	52,843
Cash received from sale of Hyperimmune Business	—	65
Purchases of property and equipment	(153)	(567)
Purchases of investments	—	(16,534)
Net cash (used in) provided by investing activities	(153)	35,807
Financing Activities
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	20,297	—
Proceeds from exercise of common stock options	—	564
Proceeds from the exercise of pre-funded warrants	21	—
Payment of tax liability for vested equity awards	(58)	(807)
Net cash provided by (used in) financing activities	20,260	(243)
(Decrease) Increase in cash, cash equivalents, and restricted cash	(9,628)	2,580
Cash, cash equivalents, and restricted cash at beginning of period	38,083	17,495
Cash, cash equivalents, and restricted cash at end of period	$28,455	$20,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2019	45,090,219	$45	$178,511	$(139,426)	$—	$39,130
Common stock issued upon vesting of restricted stock units	8,604	—	—	—	—	—
Stock-based compensation	—	—	401	—	—	401
Net loss for the period	—	—	—	(13,332)	—	(13,332)
Balance at June 30, 2019	45,098,823	$45	$178,912	$(152,758)	$—	$26,199
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2018	22,441,974	$22	$155,998	$(87,574)	$(83)	$68,363
Unrealized gain on available- for-sale investments	—	—	—	—	47	47
Common stock issued upon exercise of stock options	178,661	—	378	—	—	378
Common stock issued upon vesting of restricted stock units	47,238	1	(65)	—	—	(64)
Stock-based compensation	—	—	449	—	—	449
Net loss for the period	—	—	—	(13,144)	—	(13,144)
Balance at June 30, 2018	22,667,873	$23	$156,760	$(100,718)	$(36)	$56,029
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	22,808,416	$23	$157,791	$(127,408)	$—	$30,406
Issuance of common stock, pre- funded warrants and warrants, net	22,000,000	22	20,184	—	—	20,206
Issuance of commitment shares of common stock, non-cash transaction	195,867	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	94,540	—	(58)	—	—	(58)
Stock-based compensation	—	—	995	—	—	995
Net loss for the period	—	—	—	(25,350)	—	(25,350)
Balance at June 30, 2019	45,098,823	$45	$178,912	$(152,758)	$—	$26,199
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	21,605,716	$22	$155,837	$(73,719)	$(105)	$82,035
Unrealized gain on available- for-sale investments	—	—	—	—	69	69
Common stock issued upon exercise of stock options	254,086	—	564	—	—	564
Common stock issued upon vesting of restricted stock units	808,071	1	(807)	—	—	(806)
Stock-based compensation	—	—	1,166	—	—	1,166
Net loss for the period	—	—	—	(26,999)	—	(26,999)
Balance at June 30, 2018	22,667,873	$23	$156,760	$(100,718)	$(36)	$56,029

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Aptevo Research and Development LLC; Aptevo BioTherapeutics LLC; and Aptevo Europe Limited. All intercompany balances and transactions have been eliminated and we have determined that we operate in one segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (GAAP) for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited annual financial statements. These condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We believe that our existing cash resources, the cash to be generated from future product sales and the $4.3 million we received from Saol in August 2019, will be sufficient to meet our projected operating requirements for at least twelve months from the date of filing of this Form 10-Q Quarterly Report.

Our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates, which we expect may take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.  While we may be able to access capital under our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray & Co. (Piper Jaffray), if we are unable to obtain additional financing when needed, or if IXINITY revenue growth does not continue or continue at the rates we expect, we may have to delay, reduce the scope of, suspend or eliminate one or more of our research and development programs.

Significant Accounting Policies

Leases

On January 1, 2019 we adopted ASU No. 2016-02, Leases (ASC 842), which amended the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. We adopted the new standard using a modified retrospective transition approach at the beginning of the current fiscal year, January 1, 2019. We did not adjust comparative periods in our financial statements prior to that period.

For transition leases, entities were permitted to make an election to apply a package of practical expedients that allows entities not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. In addition, entities were also permitted to make an election to use hindsight when determining lease terms and when assessing the impairment of right-of-use assets. We have chosen to elect the package of practical expedients but did not elect the hindsight practical expedient for our transition leases.

We determine if an arrangement is a lease at inception date. Leases are to be classified as finance or operating at the lease commencement date, which affects the classification of expense recognition in the income statement. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments, as agreed to in the lease. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. An operating right-of-use asset is measured as the amount of the initial measurement of the lease liability, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentive received, unamortized initial direct costs, and any impairment of the right-of-use asset. The initial measurement of the lease liabilities and right-to-use assets of finance leases is the same as for operating leases. We include options to extend the lease and certain termination options in our lease liability and right-of-use asset when it is reasonably certain that we will exercise those options.

As our existing leases do not contain an implicit interest rate, we estimate our incremental borrowing rate based on information available at commencement date in determining the present value of future payments. Due to the significant judgment involved and the complex analysis needed to determine this discount rate, we engaged a third-party valuation specialist to advise us in our determination of our IBR for the initial adoption of the standard.

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

Adoption of the new standard resulted in the recognition of a right-to-use asset of $1.5 million, an operating lease liability of $2.2 million dollars, and a related decrease in deferred rent liability of $0.7 million at January 1, 2019. Refer to Note 6 for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments made to employees, directors and non-employees based on estimated fair values as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions including volatility, risk-free rates and expected option life. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, net of an estimated forfeiture rate.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 18, 2019. Our other significant accounting policies have not changed materially from the policies previously reported.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments, and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We expect to adopt the standard on January 1, 2020 and are still in the process of evaluating the effect of adoption on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2018-13 may have on our disclosures.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the three and six months ended June 30, 2019, we recorded a reduction in our research and development expense of $0.1 million and $0.5 million, respectively, and for the three and six months ended June 30, 2018, we recorded a decrease in our research and development expense of $0.3 million and $0.2 million, respectively, related to the collaboration arrangement.

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

At June 30, 2019 and December 31, 2018, we had $21.3 million and $29.0 million in money market funds, respectively. Money market funds are level one balances as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2019, and December 31, 2018, we did not have any level two or level three assets.

Note 4. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, long-term includes $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.5 million securing letters of credit.

The following table shows our cash, cash equivalents and long-term restricted cash as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(in thousands)	2019	2018
Cash	$4,653	$6,588
Cash equivalents	16,304	24,047
Restricted cash	7,498	7,448
Total cash, cash equivalents, and restricted cash	$28,455	$38,083

Note 5. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$612	$194
Work-in-process	5,862	916
Finished goods	493	675
Total inventories	$6,967	$1,785

Note 6. Leases

Office Space Lease – Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023.

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

As a result of the lease amendment in March 2019, we recorded an increase to our right-of-use asset for this lease amendment of $3.2 million which reflects the amount of the remaining lease liability through April 30, 2023, less the balance of accrued and deferred rent, and net of the unamortized balance of tenant incentives. In March 2019, we also recorded an increase to our lease liability for this lease amendment of $3.2 million which reflects the present value of the remaining lease payments through April 30, 2023, discounted using our incremental borrowing rate of 14.45% for the remaining term of the lease on the date of amendment.

The amended lease has a renewal option of two five-year renewals at fair market value as determined at the time of renewal, and a termination option after month thirty-six with nine months written notice. The termination option also requires a penalty equal to the unamortized tenant improvement allowance at 8% interest, the unamortized real estate taxes at 8% interest, and the equivalent of four-months’ rent at the base rent price at the time of termination. The estimated termination penalty has been recorded in our lease payments. We determined we should not include any periods after the termination option when evaluating this amendment as we are not reasonably certain to not exercise the option, therefore we are recording our liability through April 30, 2023.

For the three and six months ended June 30, 2019, we recorded $0.1 million and $0.2 million, respectively, related to variable expenses.

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

Equipment Lease – Financing

As of January 1, 2019, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The remaining term of this lease is fourteen months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the six months ended June 30, 2019.

Components of lease expense:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2019	2019
Operating lease cost	$399	$734
Finance lease cost:
Amortization of right-of-use assets	2	3
Interest on lease liabilities	—	1
Total lease cost	$401	$738

Right of use assets acquired under operating leases:

For the Six Months Ended June 30,
(in thousands)	2019
Operating leases, excluding Seattle office lease	$345
Seattle office lease, including amendment	4,347
Total operating leases	$4,692

Lease payments:

For the Six Months Ended June 30,
(in thousands)	2019
For operating leases	$868

Future minimum payments as of June 30, 2019 are as follows:

(in thousands)
2019 (remainder of year)	$876
2020	1,510
2021	1,387
2022	1,294
2023	1,399
Total Future minimum lease payments	6,466
Less: imputed interest	(1,642)
Total	$4,824

The long-term portion of the lease liabilities included in the amounts above is $3.8 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of June 30, 2019, the weighted average remaining lease term and weighted discount rate for operating leases was 3.8 years and 14.56%.

Note 7. Debt

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

Pursuant to the second Amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance..

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

Additionally, this facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender.

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

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	As of June 30,
(in thousands)	2019	2018
Warrants	22,000	—
Outstanding options to purchase common stock	4,109	3,371
Unvested RSUs	—	147

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

For the six months ended June 30, 2019, we issued 94,540 shares of common stock due to the vesting of RSUs. In addition, pursuant to our purchase agreement with Lincoln Park Financial LLC, we issued 195,867 commitment shares in a non-cash transaction.

During the six months ended June 30, 2018, we received proceeds of $0.6 million upon the exercise of stock options which resulted in the issuance of 254,086 shares of common stock and issued 808,071 shares of common stock due to the vesting of restricted stock units.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued 13,265 shares under the Equity Distribution Agreement in the fourth quarter of 2018, and no shares in the first two quarters of 2019.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of June 30, 2019, there are 2.0 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and has been reported in our condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$121	$178	$372	$505
Selling, general and administrative	280	271	623	661
Total stock-based compensation expense	$401	$449	$995	$1,166

Management has applied an estimated forfeiture rate of 10% for the periods presented.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.00%	75.00%	75.00%	75.00%
Risk-free interest rate	1.94%	2.78%	2.43%	2.73%
Expected average life of options	6 years	6 years	6 years	6 years

The following is a summary of option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2018	3,329,618	$2.74	—	$—
Granted	971,523	1.39	—	—
Exercised	—	—	—	—
Forfeited and expired	(192,136)	2.21	—	—
Outstanding at June 30, 2019	4,109,005	$2.46	7.04	$—
Exercisable at June 30, 2019	2,194,049	$2.61	5.62	$—

As of June 30, 2019, we had $2.2 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.8 years. The weighted average remaining contractual life of outstanding and exercisable options is 5.6 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2019 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter. As of December 31, 2018, and June 30, 2019, we had no outstanding options with an exercise price below the trading price of our common stock.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2018	133,040	$2.97	$168,961
Vested	133,040	2.97	—
Forfeited	—	—	—
Outstanding at June 30, 2019	—	$—	$—
Expected to Vest	—	$—	$—

As of June 30, 2019, there was no unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Global Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 24,150,000 shares of our common stock, 22,000,000 of which have an exercise price of $1.30 per share and have a five-year life, and 2,150,000 of pre-funded warrants with an exercise price of $0.01 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheet. As of June 30, 2019, there were 22,000,000 warrants outstanding.

Note 10. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the six months ending June 30, 2019:

(in thousands)	Chargebacks and Cash Discounts	Distribution Fees, Rebates and Patient Assistance
Balance at December 31, 2018	$(1,323)	$(865)
Provision related to current period sales	(1,724)	(1,567)
Credit or payments made during the period	1,684	1,538
Balance at June 30, 2019	$(1,363)	$(894)

Note 11. Subsequent Event

On August 6, 2019, we received a $4.3 million milestone payment from Saol International Limited pursuant to the LLC Purchase Agreement dated August 31, 2017 and amended on August 6, 2019, in conjunction with the sale of the Hyperimmune Business. No additional amounts are outstanding related to the milestones.

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

Our investigational stage product candidates are:

•

APVO436, a bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor complex expressed on all T-cells. APVO436 engages T cells to initiate killing of tumor cells. We commenced a Phase 1/1b clinical trial in the United States in December 2018 in patients with AML and MDS. The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients. In July 2019, we announced that through our first three dosing cohorts, we have not seen any dose limiting toxicities and importantly, no evidence of anti-drug antibodies has been observed to date in the study. We anticipate that we will have anti-drug antibody (ADA) data in the third quarter of 2019.

•

APVO210, a bispecific ADAPTIR preclinical candidate with a novel mechanism of action based on targeted cytokine delivery. APVO210 is composed of a humanized anti-CD86 antibody fused with a modified form of IL-10 that specifically induces IL-10 signaling on antigen presenting cells, but not on lymphoid cell populations. APVO210 functions by suppressing immune responses and inducing certain tolerogenic responses and therefore may have potential benefit for the treatment of autoimmune and inflammatory diseases. We initiated a Phase 1 clinical trial in Australia in March 2019. The Phase 1 clinical trial will evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of APVO210 in healthy volunteers. The trial will consist of two stages. Stage 1, which we announced in July 2019 was completed, consisted of 64 healthy volunteers receiving a single ascending dose. Stage 2 will consist of up to 40 healthy volunteers receiving multiple ascending doses. For both stages of the Phase 1 clinical trial, healthy volunteers will receive APVO210 or placebo administered by intravenous infusion. We anticipate that initial results of APVO210 single dose cohorts will be available in the third quarter of 2019, and that preliminary Phase 1 safety data will be available in the fourth quarter of 2019 for cohorts enrolled by the beginning of fourth quarter of 2019.

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

In June 2019, we introduced a new 3,000 IU assay size. This 3,000 IU assay size will provide enhanced convenience for patients who use IXINITY and is designed to allow some patients to use fewer vials when infusing. We believe that the 3,000 IU assay size will also be a more attractive option for some patients on IXINITY when traveling.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 and June 30, 2018

Financial Summary

We recognized a net loss of $13.3 million and $25.4 million for the three and six months ended June 30, 2019, and $13.1 million and $27.0 million, respectively, for the three and six months ended June 30, 2018, respectively. Product sales in 2019 were higher than both the three and six months in 2018, offset by increased cost of products sold. Research and development costs as well as selling, general and administrative costs were lower in both the second quarter and six months in 2019.

Product Revenue

Product sales of IXINITY increased by $0.5 million, or 8%, to $7.4 million for the three months ended June 30, 2019 from $6.8 million in the second quarter of 2018, and by $3.5 million, or 32%, to $14.4 million for the six months ended June 30, 2019 from $10.9 million in the six months ended June 30, 2018. This increase was primarily related to the continuing expansion of our Hemophilia B patient base and a price increase which went into effect on January 1, 2019.

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

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change	Percent
Product sales	$7,360	$6,826	$534	8%
Cost of product sales	5,985	2,534	3,451	136%
Gross profit	$1,375	$4,292	$(2,917)	-68%
Gross margin percent	19%	63%

	For the Six Months Ended June 30,
	2019	2018	Change	Percent
Product sales	$14,382	$10,897	$3,485	32%
Cost of product sales	9,832	4,315	5,517	128%
Gross profit	$4,550	$6,582	$(2,032)	-31%
Gross margin percent	32%	60%

Cost of product sales increased by $3.5 million, or 136% for the three months ended June 30, 2019 to $6.0 million from $2.5 million for the three months ended June 30, 2018. Included in the cost of product sales for the three months ended June 30, 2019 are $0.9 million in costs related to testing and stability costs for the initial commercial production of the new 3000 IU assay size, which was launched in June 2019 to the market. In addition, cost of product sales for the three months ended June 30, 2019 includes $0.5 million for the write-off of costs related to inventory. Cost of product sales also increased due to the volume-driven increase IU’s sold during the three months ended June 30, 2019.

Cost of product sales increased by $5.5 million or 128%, for the six months ended June 30, 2019 to $9.8 million from $4.3 million, due primarily to the unusual costs for stability and the write-off of costs related to inventory write-offs in the six months ended June 30, 2019, as well as increased cost of product sales due to increased IU’s sold in the period, and lower cost inventory being sold in the first half of 2018 due to a credit received from our supplier.

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

Our research and development expenses by program for the three and six months ended June 30, 2019 and 2018 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$1,021	$1,730	$(709)
APVO210	905	3,361	(2,456)
Other	234	1,187	(953)
Total clinical programs	2,160	6,278	(4,118)

Preclinical program, general research and discovery	3,957	3,246	711
IXINITY	1,616	189	1,427
Total	$7,733	$9,713	$(1,980)

	For the Six Months Ended June 30,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$2,175	$3,862	$(1,687)
APVO210	2,119	5,062	(2,943)
Other	377	2,195	(1,818)
Total clinical programs	4,671	11,119	(6,448)

Preclinical program, general research and discovery	8,073	6,366	1,707
IXINITY	2,274	427	1,847
Total	$15,018	$17,912	$(2,894)

Research and development expenses decreased by $2.0 million and $2.9 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. These changes were primarily comprised of:

•	a decrease in expenses for APVO436 is primarily due to the timing of manufacturing and clinical trial activities;
•	a decrease in expense for APVO210 is primarily due to the timing of manufacturing and clinical trial activities;
•	a decrease in expenses for other clinical programs is due to discontinuing two of our clinical trials in 2018; offset by
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, IXINITY sales and marketing, business development, finance, accounting, information technology, quality assurance, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expenses.

For the three months ended June 30, 2019, selling, general and administrative expenses decreased by $0.5 million, or 7%, to $6.5 million from $7.0 million for June 30, 2018. This decrease was primarily due to reduced personnel and professional services costs.

For the six months ended June 30, 2019, selling, general and administrative expenses decreased by $0.7 million, or 5%, to $13.9 million from $14.6 million for June 30, 2018. This decrease was primarily due to reduced personnel and professional services costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of the Hyperimmune Products, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of June 30, 2019, we had cash, and cash equivalents in the amount of $28.5 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(29,735)	$(32,984)
Investing activities	(153)	35,807
Financing activities	20,260	(243)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(9,628)	$2,580

Net cash used in operating activities for the six months ended June 30, 2019 was primarily due to our net loss of $25.4 million and changes in working capital accounts. Net cash used in operating activities for the six months ended June 30, 2018 was primarily due to our net loss of $27.0 million, and changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2019, was due to the purchase of property and equipment. For the six months ended June 30, 2018, the largest components of the cash provided by investing activities was primarily due to the maturity and redemption of investments of $52.8 million, offset by investment purchases of $16.5 million.

Net cash provided by financing activities for the six months ended June 30, 2019 is primarily due to $20.3 million received from the issuance of common stock and related warrants and the exercise of warrants. Net cash used in financing activities for the six months ended June 30, 2018 was primarily due to the payment of tax liability associated with restricted stock units that vested in the quarter.

Sources of Liquidity

Public Offering – March 2019

On March 11, 2019, we completed a public offering relating to the issuance and sale of 19,850,000 shares of our common stock and warrants to purchase up to 19,850,000 shares of common stock at $1.30 per share, as well as pre-funded warrants to purchase up to 2,150,000 shares of common stock at an exercise prices of $0.01 per share and 2,150,000 of related warrants to purchase shares of common stock at $1.30 per share. We received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses. If the remaining warrants are fully exercised in the future, additional proceeds to be received upon exercise of these warrants totals up to $28.6 million, which have a five-year life.

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

Pursuant to the second amendment, the agent and the lenders consented to the LLC purchase agreement and the consummation of the sale transaction, released the agent’s liens on the assets transferred to one of our subsidiaries prior to the sale, and agreed that no prepayment of the term loans under the credit agreement would be required as a result the sale. As part of the second amendment, the agent and the lenders agreed that: (i) the commitments of the lenders to make the remaining $15.0 million tranche of loans under the credit agreement were terminated, (ii) the covenant levels set forth in the minimum net commercial product revenue covenant were revised, and (iii) a new covenant requiring us to maintain a minimum $10.0 million unrestricted cash balance.

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

Additionally, this facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender. We believe the likelihood of an acceleration of the due date for this obligation is remote.

The obligations under the Amended Credit Agreement will mature on February 1, 2023. Amounts drawn under the Amended Credit Agreement continue to accrue interest at a rate of LIBOR plus 7.60% per annum

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We have issued 13,265 shares under the Equity Distribution Agreement as of June 30, 2019.

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

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement.

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

Liquidity

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, utilization of our credit agreement, the sale of our former hyperimmune business, and payments from our former parent.  For the three and six months ended June 30, 2019, we had a net loss of $13.3 million and $25.4 million. We had working capital of $27.1 million, cash and cash equivalents of $21 million, restricted cash of $7.5 million and an accumulated deficit of $152.8 million as of June 30, 2019. For the six months ended June 30, 2019, net cash used in our operating activities was $29.7 million. While we continue to generate cash inflows from the sale of IXINITY, exclusive of selling and marketing costs, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates and we expect to continue spending significantly on research and development and in marketing IXINITY. We believe that our existing cash resources, the cash to be generated from future product sales, and the $4.3 million we received from Saol in August 2019, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this Form 10-Q filing.

We may pursue the sale of additional equity or convertible debt securities, which may include the additional sales of our common stock, through our existing Purchase Agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray or other public or private equity or convertible debt financings. In addition, we may seek to partner or sell a portion or all rights to IXINITY or product candidates.

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to raise substantial additional capital, whether on terms that are acceptable to us, or at all then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals.

Contractual Obligations

Since our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 18, 2019, we have entered into an amendment to our building lease. See Note 6 – Leases for our future contractual obligations as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report filed on Form 10-K for the year ended December 31, 2018 and filed on March 18, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2019, we had a net loss of $25.4 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. The net income for the third quarter of 2017 and year ended December 31, 2017 were the result of our receipt of proceeds from the sale of our Hyperimmune Business in September 2017. As of June 30, 2019, we had an accumulated deficit of $152.8 million.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2019, we had cash, cash equivalents, and restricted cash in the amount of $28.5 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we plan to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the level, timing and cost of IXINITY sales;
•	the collection of accounts receivable from customers;
•	the ability to comply with the continued listing requirements of the Nasdaq Global Market and the risk that our common shares will be delisted if we cannot do so;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under our credit agreement or any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities;
•	the costs of commercialization activities, including product marketing, sales and distribution; and

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, a sale of commercial assets, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include (i) any sale of up to $17.5 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 22,000,000 shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Current economic conditions may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

We currently rely on only one revenue-generating product, IXINITY.

We currently have only one revenue-generating product, IXINITY. The commercial success of IXINITY depends upon:

•	the acceptance by regulators, physicians, patients and other key decision-makers of IXINITY as a safe, therapeutic and cost-effective option;
•	our ability to further develop IXINITY and obtain marketing approval for its use in additional patient populations and the clinical data we generate to support expansion of the product label;
•	the ability of AGC Biologics and other third-party service providers to provide us with sufficient IXINITY bulk drug substance and finished IXINITY product;
•	the impact of competition from existing competitive products and from competitive products that may be approved in the future;
•	the continued safety and efficacy of IXINITY;
•	to what extent and in what amount government and third-party payors cover or reimburse for the costs of IXINITY; and
•	our success and the success of our third-party distributors in selling and marketing IXINITY.

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

In August 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement was amended and restated in August 2018 and amended again in December 2018. The terms of the Credit Agreement, as amended, and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

As of December 31, 2018, we had approximately $20.3 million and $2.3 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2018 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not assessed whether such an ownership change has previously occurred, including as a result of our March 2019 public offering of common stock and warrants. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of “average manufacturer price,” or AMP, and the Medicaid rebate amount under the ACA and CMS, issuance of final regulations implementing those changes also has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report “average sales price,” or ASP, information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program, including IXINITY. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs, involve complex calculations and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current AMP and “best price” for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Price recalculations also may affect the “ceiling price” at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B/PHS drug pricing program.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $0.67 and $5.94 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 6, 2019, Aptevo Therapeutics Inc. (“ATI”), Aptevo BioTherapeutics LLC, a wholly owned subsidiary of ATI, and Venus BioTherapeutics Sub LLC, a wholly owned subsidiary of Aptevo BioT, entered into an amendment to LLC purchase agreement (the “Amendment”) with Saol International Limited (“Saol”) to amend certain provisions of the LLC purchase agreement by and among the parties, dated August 31, 2017 (the “Purchase Agreement”).

The Amendment amends the terms of the milestone payment payable by Saol to ATI.  Pursuant to the Amendment, Saol made a milestone payment to ATI in the amount of $4,250,000 on or before August 7, 2019 in lieu of any milestones payable upon the achievement of certain gross profit thresholds as provided in the original Purchase Agreement.

The foregoing is only a summary of the material terms of the Amendment, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 9, 2019	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer