Form 10-Q
period 2019-09-30
Aptevo Therapeutics Inc.
filed 2019-11-07
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-37746

APTEVO THERAPEUTICS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1567056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 4th Avenue, Suite 1050 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 838-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	APVO	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of November 6, 2019, the number of shares of the registrant’s common stock outstanding was 45,279,244.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,683	$30,635
Accounts receivable, net	7,918	5,220
Inventories	7,482	1,785
Prepaid expenses	2,215	6,907
Other current assets	1,491	4,142
Total current assets	36,789	48,689
Restricted cash	7,498	7,448
Property and equipment, net	4,271	5,202
Intangible assets, net	4,628	5,250
Operating lease right-of-use asset	3,981	—
Other assets	3,389	905
Total assets	$60,556	$67,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,073	$11,671
Accrued compensation	3,483	3,898
Sales rebates and discounts payable	868	1,245
Loan payable, net	19,707	—
Other short-term liabilities	1,121	796
Total current liabilities	37,252	17,610
Long-term debt, net	—	19,278
Operating lease liability, net of current portion	3,547	—
Other liabilities	12	200
Total liabilities	40,811	37,088

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 45,279,244 and 22,808,416 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	45	23
Additional paid-in capital	179,382	157,791
Accumulated deficit	(159,682)	(127,408)
Total stockholders' equity	19,745	30,406
Total liabilities and stockholders' equity	$60,556	$67,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$9,011	$5,824	$23,393	$16,721
Costs and expenses:
Cost of product sales	3,959	2,437	13,791	6,752
Research and development	9,125	8,574	24,143	26,486
Selling, general and administrative	6,476	6,940	20,344	21,556
Loss from operations	(10,549)	(12,127)	(34,885)	(38,073)
Other expense from continuing operations	(625)	(435)	(1,639)	(1,488)
Loss before income tax	(11,174)	(12,562)	(36,524)	(39,561)
Benefit from income tax	999	—	999	—
Net loss from continuing operations	(10,175)	(12,562)	(35,525)	(39,561)
Discontinued operations (Note 11):
Income from discontinued operations, before income taxes	4,250	—	4,250	—
Income tax expense	(999)	—	(999)	—
Income from discontinued operations	3,251	—	3,251	—
Net loss	$(6,924)	$(12,562)	$(32,274)	$(39,561)

Basic and diluted per share amounts:
Net loss from continuing operations	$(0.23)	$(0.55)	$(0.90)	$(1.76)
Income from discontinued operations	$0.07	$—	$0.08	$—
Net loss per basic share	$(0.16)	$(0.55)	$(0.82)	$(1.76)
Weighted-average shares used to compute per share calculations	45,169,864	22,672,721	39,341,974	22,431,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(6,924)	$(12,562)	$(32,274)	$(39,561)
Other comprehensive gain:
Unrealized gain on available-for-sale investments, net	—	34	—	103
Total comprehensive loss	$(6,924)	$(12,528)	$(32,274)	$(39,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(32,274)	$(39,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,329	1,647
Depreciation and amortization	1,702	1,784
Non-cash interest expense and other	564	691
Gain on sale of Hyperimmune Business	(4,250)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,698)	(4,061)
Inventories	(5,697)	(2,941)
Prepaid expenses and other assets	4,688	(1,570)
Operating lease right of use asset	711	—
Accounts payable, accrued compensation and other liabilities	(162)	(432)
Long-term operating lease liability	(819)	—
Sales rebates and discounts	(377)	313
Net cash used in operating activities	(37,283)	(44,130)
Investing Activities
Proceeds from the maturity of investments	—	81,152
Cash received from sale of Hyperimmune Business	4,250	65
Purchases of property and equipment	(153)	(927)
Purchases of investments	—	(16,534)
Net cash provided by investing activities	4,097	63,756
Financing Activities
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	20,321	—
Proceeds from exercise of common stock options	—	572
Proceeds from the exercise of pre-funded warrants	21	—
Payment of tax liability for vested equity awards	(58)	(797)
Debt issuance costs	—	(601)
Net cash provided by (used in) financing activities	20,284	(826)
(Decrease) Increase in cash, cash equivalents, and restricted cash	(12,902)	18,800
Cash, cash equivalents, and restricted cash at beginning of period	38,083	17,495
Cash, cash equivalents, and restricted cash at end of period	$25,181	$36,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	45,098,823	$45	$178,912	$(152,758)	$—	$26,199
Issuance of common stock, net	180,421	—	136	—	—	136
Stock-based compensation	—	—	334	—	—	334
Net loss for the period	—	—	—	(6,924)	—	(6,924)
Balance at September 30, 2019	45,279,244	$45	$179,382	$(159,682)	$—	$19,745
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2018	22,667,873	$23	$156,759	$(100,717)	$(36)	$56,029
Unrealized gain on available- for-sale investments	—	—	—	—	34	34
Common stock issued upon exercise of stock options	3,464	—	8	—	—	8
Common stock issued upon vesting of restricted stock units	5,933	—	10	—	—	10
Stock-based compensation	—	—	481	—	—	481
Net loss for the period	—	—	—	(12,562)	—	(12,562)
Balance at September 30, 2018	22,677,270	$23	$157,258	$(113,279)	$(2)	$44,000
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	22,808,416	$23	$157,791	$(127,408)	$—	$30,406
Issuance of common stock, pre- funded warrants and warrants, net	22,180,421	22	20,320	—	—	20,342
Issuance of commitment shares of common stock, non-cash transaction	195,867	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	94,540	—	(58)	—	—	(58)
Stock-based compensation	—	—	1,329	—	—	1,329
Net loss for the period	—	—	—	(32,274)	—	(32,274)
Balance at September 30, 2019	45,279,244	$45	$179,382	$(159,682)	$—	$19,745
			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	21,605,716	$22	$155,836	$(73,718)	$(105)	$82,035
Unrealized gain on available- for-sale investments	—	—	—	—	103	103
Common stock issued upon exercise of stock options	257,550	—	572	—	—	572
Common stock issued upon vesting of restricted stock units	814,004	1	(797)	—	—	(796)
Stock-based compensation	—	—	1,647	—	—	1,647
Net loss for the period	—	—	—	(39,561)	—	(39,561)
Balance at September 30, 2018	22,677,270	$23	$157,258	$(113,279)	$(2)	$44,000

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

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2019, we had cash, cash equivalents, short-term investments, and restricted cash totaling $25.2 million and an accumulated deficit of $159.7 million. While we continue to generate cash inflows from the sale of IXINITY, we expect to continue spending significantly on research and development and in marketing IXINITY.  When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in 2020.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) potential decreases in sales of IXINITY, our sole marketed product, and the uncertainty of future revenues; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting IXINITY; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray, or other public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected.

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

As our existing leases do not contain an implicit interest rate, we estimate our incremental borrowing rate (IBR) based on information available at commencement date in determining the present value of future payments. Due to the significant judgment involved and the complex analysis needed to determine this discount rate, we engaged a third-party valuation specialist to advise us in our determination of our IBR for the initial adoption of the standard.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments, and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted, for Aptevo, as we meet the definition of a smaller reporting company (SRC). We expect to adopt the standard on January 1, 2020 and are still in the process of evaluating the effect of adoption on our consolidated financial statements and disclosures.

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

Aptevo and Alligator have made a joint decision to delay submission of the clinical trial authorization (CTA) for ALG-APV.527 previously planned for the fourth quarter of 2019. Alligator and Aptevo have made a joint decision to focus efforts on partnering ALG.APV-527 prior to phase 1 clinical development.  The adjustment to the development plan for ALG.APV -527 will allow both Aptevo and Alligator to align their resources with their respective ongoing clinical programs. The companies are initiating discussions with potential partners for the upcoming clinical development of ALG.APV-527.

The Collaboration Agreement contains industry standard termination rights, including for material breach following a specified cure period, and in the case of a party’s insolvency.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the three and nine months ended September 30, 2019, we recorded a reduction in our research and development expense of $1.0 million and $1.6 million, respectively, and for the three and nine months ended September 30, 2018, we recorded a decrease in our research and development expense of $0.2 million and $0.4 million, respectively, related to the collaboration arrangement.

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

At September 30, 2019 and December 31, 2018, we had $10.4 million and $29.0 million in money market funds, respectively. Money market funds are level one balances as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2019 and December 31, 2018, we did not have any level two or level three assets or liabilities.

Note 4. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, long-term includes $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.5 million securing letters of credit, which will be released between March and September 2021.

The following table shows our cash, cash equivalents and long-term restricted cash as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in thousands)	2019	2018
Cash	$7,262	$6,588
Cash equivalents	10,421	24,047
Restricted cash	7,498	7,448
Total cash, cash equivalents, and restricted cash	$25,181	$38,083

Note 5. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$640	$194
Work-in-process	5,469	916
Finished goods	1,373	675
Total inventories	$7,482	$1,785

Note 6. Leases

Office Space Lease – Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023.

We recorded a right-of-use asset for this lease on January 1, 2019 of $1.2 million which reflects the amount of the remaining lease liability, less the balance of accrued and deferred rent, and net of the unamortized balance of tenant incentives. We also recorded a lease liability of $1.9 million, which reflects the present value of the remaining lease payments, discounted using our incremental borrowing rate of 16.95% for the remaining term of the lease. The future expense for this lease will be recorded as a straight-line expense, less the unamortized tenant incentive portion, plus any variable expenses due to true-ups of operating costs or real estate taxes. In August of 2019, we amended the lease to reduce the space included in the original lease to equal the space in the renewed lease. As a result, we recorded an adjustment of $0.1 million to the right-of-use asset and lease liability.

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

For the three and nine months ended September 30, 2019, we recorded $0.1 million and $0.4 million, respectively, related to variable expenses.

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

Equipment Lease – Financing

As of January 1, 2019, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The remaining term of this lease is eleven months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the nine months ended September 30, 2019.

Components of lease expense:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2019	2019
Operating lease cost	$398	$1,131
Finance lease cost:
Amortization of right-of-use assets	0	3
Interest on lease liabilities	0	1
Total lease cost	$398	$1,135

Right of use assets acquired under operating leases:

For the Nine Months Ended September 30,
(in thousands)	2019
Operating leases, excluding Seattle office lease	$345
Seattle office lease, including amendment	4,347
Total operating leases	$4,692

Lease payments:

For the Nine Months Ended September 30,
(in thousands)	2019
For operating leases	$1,296

Future minimum payments as of September 30, 2019 are as follows:

(in thousands)
2019 (remainder of year)	$418
2020	1,480
2021	1,387
2022	1,294
2023	1,399
Total Future minimum lease payments	5,978
Less: imputed interest	(1,467)
Total	$4,511

The long-term portion of the lease liabilities included in the amounts above is $3.5 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of September 30, 2019, the weighted average remaining lease term and weighted discount rate for operating leases was 3.5 years and 14.56%.

Note 7. Debt

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale of our hyperimmune business under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

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

This facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender. As a result of the uncertainty related to our ability to continue as a going concern and the assessment that the material adverse change clause under the Amended Credit agreement is not within the Company’s control, the long-term portion of our outstanding debt has been reclassified to current in these financial statements as of September 30, 2019. We have not been notified of an event of default by MidCap as of the date of the filing of this Quarterly Report on Form 10-Q.

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

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	As of September 30,
(in thousands)	2019	2018
Warrants	22,000	—
Outstanding options to purchase common stock	4,015	3,358
Unvested RSUs	—	139

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

For the nine months ended September 30, 2019, we issued 94,540 shares of common stock due to the vesting of RSUs.

During the nine months ended September 30, 2018, we received proceeds of $0.6 million upon the exercise of stock options which resulted in the issuance of 257,550 shares of common stock and issued 814,004 shares of common stock due to the vesting of restricted stock units.

Purchase Agreement

On December 20, 2018, we entered into the Purchase Agreement, and a registration rights agreement, with Lincoln Park, pursuant to this agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was deemed effective by the SEC. Pursuant to this purchase agreement we issued 105,467 commitment shares of common stock in December 2018, and 195,867 commitment shares of common stock in the first quarter of 2019.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Jaffray have been and will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued 13,265 shares under the Equity Distribution Agreement in the fourth quarter of 2018, and 180,421 shares in the nine month ended September 30, 2019 and received net proceeds of $0.2 million from these transactions. Following such prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

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

Stock options under the 2016 SIP generally vest pro rata over a three-year period and terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors also vest over a three-year period. Option exercise prices for new options granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of September 30, 2019, there are 2.0 million shares available to be granted under the 2018 SIP.

Stock options under the 2018 SIP generally vest pro rata over a three-year period and terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options with different vesting criteria, and options granted to non-employee directors also vest over a three-year period. Option exercise prices for new options granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and has been reported in our condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$102	$190	$450	$695
Selling, general and administrative	232	291	$879	952
Total stock-based compensation expense	$334	$481	$1,329	$1,647

Management has applied an estimated forfeiture rate of 10% for the periods presented.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.00%	75.00%	75.00%	75.00%
Risk-free interest rate	1.78%	2.78%	2.42%	2.73%
Expected average life of options	6 years	6 years	6 years	6 years

The following is a summary of option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2018	3,329,618	$2.74	—	$—
Granted	979,223	1.39	—	—
Exercised	—	—	—	—
Forfeited and expired	(293,994)	2.28	—	—
Outstanding at September 30, 2019	4,014,847	$2.46	7.02	$—
Exercisable at September 30, 2019	2,252,157	$2.64	5.60	$—

As of September 30, 2019, we had $1.9 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.7 years. The weighted average remaining contractual life of outstanding and exercisable options is 5.6 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2019 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter. As of December 31, 2018 and September 30, 2019, we had no outstanding options with an exercise price below the trading price of our common stock.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2018	133,040	$2.97	$168,961
Vested	133,040	2.97	—
Forfeited	—	—	—
Outstanding at September 30, 2019	—	$—	$—
Expected to Vest	—	$—	$—

As of September 30, 2019, there was no unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 24,150,000 shares of our common stock, 22,000,000 of which have an exercise price of $1.30 per share and have a five-year life, and 2,150,000 of pre-funded warrants with an exercise price of $0.01 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheet. As of September 30, 2019, there were 22,000,000 warrants outstanding.

Note 10. Revenue Reserves

The following table summarizes activity in each of our product revenue allowance and reserve categories for the nine months ending September 30, 2019:

(in thousands)	Chargebacks and Cash Discounts	Distribution Fees, Rebates and Patient Assistance
Balance at December 31, 2018	$(1,323)	$(865)
Provision related to current period sales	(2,600)	(2,047)
Credit or payments made during the period	2,584	2,044
Balance at September 30, 2019	$(1,339)	$(868)

Note 11. Discontinued Operations – Milestone Payment

In the third quarter of 2019, we received a $4.25 million milestone payment from Saol International Limited, in connection with the sale of our hyperimmune business in September 2017. No additional amounts are outstanding related to the milestones. This was recorded as a gain in discontinued operations, net of tax, of $3.3 million.

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

Overview

We are a biotechnology company focused on novel oncology (cancer) and hematology (blood disease) therapeutics to meaningfully improve patients’ lives. Our core technology is the ADAPTIR™ (modular protein technology) platform. We currently have one revenue-generating product in the area of hematology, as well as various investigational stage product candidates in immuno-oncology.

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

Our investigational stage product candidates are:

•

APVO436, a novel investigational bispecific ADAPTIR candidate targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor complex expressed on all T-cells. APVO436 engages T cells to initiate killing of tumor cells. We commenced a Phase 1/1b clinical trial in the United States in December 2018 in patients with AML and MDS. The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients. We anticipate that we will have further anti-drug antibody (ADA) data in the first half of 2020.

•

APVO603, a dual agonist bispecific ADAPTIR candidate employing a novel mechanism of action to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family.  Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to more robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the suppressive tumor microenvironment. The targeted co-stimulation of 4-1BB and OX40 has the potential to promote an important immunological cascade, enhancing T-cell activation, prolonging T-cell survival, and improving tumor killing.

•

ALG.APV-527, a novel investigational bispecific ADAPTIR candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in a number of different types of cancer. 4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including mesothelioma, non-small-cell-lung, head and neck, pancreatic, renal, ovarian and bladder cancers. Aptevo and Alligator have made a joint decision to delay submission of the clinical trial authorization (CTA) for ALG-APV.527 previously planned for the fourth quarter of 2019. Alligator and Aptevo have made a joint decision to focus efforts on partnering ALG.APV-527 prior to phase 1 clinical development.  The adjustment to the development plan for ALG.APV -527 will allow both Aptevo and Alligator to align their resources to meet the needs of their respective ongoing clinical programs. The companies are initiating discussions with potential partners for the upcoming clinical development of ALG.APV-527.

APVO210 is a novel investigational bispecific antibody candidate previously under development for the treatment of autoimmune diseases.  We have elected to discontinue the APVO210 development program. The decision followed the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain, however we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.  The rapidity in which the ADA developed in the APVO210 program is uncharacteristic of a typical immune response, which suggests that it is related to the mechanism of action of the drug.  APVO210 binds to CD86 on antigen presenting cells (APC).  This may have led to internalization and presentation of APVO210 more efficiently than the anticipated and intended suppression of antigen presentation driven by the IL-10 component of APVO210.  The uncharacteristic timing and appearance of the ADA and the robustness of the response suggests that it is specific to the drug mechanism of action and not related to sequences in the candidate.

Collaboration with Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform.

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

Aptevo and Alligator have made a joint decision to delay submission of the CTA for ALG-APV.527 previously planned for the fourth quarter of 2019. Alligator and Aptevo have made a joint decision to focus efforts on partnering ALG.APV-527 prior to phase 1 clinical development.  The adjustment to the development plan for ALG.APV -527 will allow both Aptevo and Alligator to align their resources to meet the needs of their respective ongoing clinical programs. The companies are initiating discussions with potential partners for the upcoming clinical development of ALG.APV-527.

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

We anticipate commencing dosing in our Phase 4 post-marketing study by the end of 2019 that has the potential to support a pediatric label expansion. We performed a pilot study in patients under 12 years of age that showed that IXINITY was well tolerated. The pilot study also showed comparable results to that of the overall patient population studied in the Phase 3 pivotal clinical trial of IXINITY.

We are exploring distribution and partnership opportunities for IXINITY outside of the U.S. We believe that we may be able to leverage existing relationships to grow the IXINITY market outside of the United States. Currently all IXINITY sales are in the U.S.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and September 30, 2018

Financial Summary

We recognized net losses of $6.9 million and $32.3 million for the three and nine months ended September 30, 2019, and $12.6 million and $39.6 million, respectively, for the three and nine months ended September 30, 2018, respectively.

Product Sales and Gross Margin

Product sales represents sales of IXINITY, our third-generation recombinant human coagulation factor IX.

The primary expense we incur to deliver IXINITY to our customers is manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials, and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average cost per unit.

The following table provides information regarding our cost of products sales, including gross profit and gross margin percent for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Change	Percent
Product sales	$9,011	$5,824	$3,187	55%
Cost of product sales	3,959	2,437	1,522	62%
Gross profit	$5,052	$3,387	$1,665	49%
Gross margin percent	56%	58%

	For the Nine Months Ended September 30,
	2019	2018	Change	Percent
Product sales	$23,393	$16,721	$6,672	40%
Cost of product sales	13,791	6,752	7,039	104%
Gross profit	$9,602	$9,969	$(367)	-4%
Gross margin percent	41%	60%

Sales of IXINITY increased by $3.2 million, or 55%, to $9.0 million for the three months ended September 30, 2019 from $5.8 million in the three months ended September 30, 2018, and by $6.7 million, or 40%, to $23.4 million for the nine months ended September 30, 2019 from $16.7 million in the nine months ended September 30, 2018. This increase was primarily related to the continuing expansion of our Hemophilia B patient base and the launch of the 3000 IU assay size in Q2 2019, which resulted in increased IU’s sold during the period, and price increases in 2019.

Gross margin decreased slightly to 56% in the three months ended September 30, 2019 compared to 58% for the three months ended September 30, 2018. Cost of product sales increased by $1.5 million, or 62% for the three months ended September 30, 2019 to $4.0 million from $2.4 million for the three months ended September 30, 2018 primarily driven by increased IU’s sold during the three months ended September 30, 2019 compared to 2018. This increase was offset by credits received from our bulk drug supplier of $0.2 million for materials previously purchased.

Gross margin decreased to 41% in the nine months ended September 30, 2019 compared to 60% the nine months ended September 30, 2018. Cost of product sales increased by $7.0 million or 104%, for the nine months ended September 30, 2019 to $13.8 million from $6.8 million, due primarily to increased IU’s sold in the period, higher cost of product in 2019 due to a credit received from our supplier and used to purchase product in 2018, and costs for stability and the write-off of costs related to inventory write-offs in the nine months ended September 30, 2019.

We have a royalty obligation related to net product sales of IXINITY which is triggered if year-to-date net product sales from the U.S. exceeds $25 million. This double-digit royalty will be owed on the portion of net product sales in excess of $25 million. The royalty percentage varies by geography, with the highest royalty rates applicable in the United States and Canada and lower rates in other jurisdictions. We have not recorded any expenses related to this royalty obligation to date as we have not recognized in excess of $25 million in net product sales from IXINITY in any calendar year. Our gross profit in future periods will be impacted if we exceed the contractual revenue minimums.

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

Our research and development expenses by program for the three and nine months ended September 30, 2019 and 2018 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$1,020	$1,335	$(315)
APVO210	1,462	2,625	(1,163)
IXINITY Pediatric (APVO101-903)	1,537	—	1,537
Other	71	1,222	(1,151)
Total clinical programs	4,090	5,182	(1,092)

Preclinical program, general research and discovery	5,035	3,392	1,643

Total	$9,125	$8,574	$551

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$3,195	$5,198	$(2,003)
APVO210	3,581	7,687	(4,106)
IXINITY Pediatric (APVO101-903)	3,811	—	3,811
Other	448	3,417	(2,969)
Total clinical programs	11,035	16,302	(5,267)

Preclinical program, general research and discovery	13,108	10,184	2,924

Total	$24,143	$26,486	$(2,343)

Research and development expenses increased by $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was due to increased spending for our IXINITY pediatric clinical program and our preclinical, general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated, offset by lower spending on other clinical programs, including  APVO210, which was discontinued in October 2019.

Research and development expenses decreased by $2.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in expenses for APVO436 related to the timing of manufacturing and clinical trial activities, a decrease in expenses for other clinical programs, including lower costs for programs discontinued in 2018 and APVO210, which was discontinued in October 2019. This was offset by an increased spending for our IXINITY pediatric clinical program and our preclinical, general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated.

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

For the three months ended September 30, 2019, selling, general and administrative expenses decreased by $0.5 million, or 7%, to $6.5 million from $6.9 million for the three months ended September 30, 2018. This decrease was primarily due to reduced personnel and professional services costs.

For the nine months ended September 30, 2019, selling, general and administrative expenses decreased by $1.2 million, or 6%, to $20.3 million from $21.6 million for the nine months ended September 30, 2018. This decrease was primarily due to reduced personnel and professional services costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune business, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of September 30, 2019, we had cash, and cash equivalents in the amount of $17.7 million and restricted cash of $7.5 million, for a total cash balance of $25.2 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(37,283)	$(44,130)
Investing activities	4,097	63,756
Financing activities	20,284	(826)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(12,902)	$18,800

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was primarily due to our net operating loss and changes in working capital accounts.

Net cash provided by investing activities for the three months ended September 30, 2019, was primarily due to the receipt of the $4.25 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business, net of the purchase of property and equipment. For the nine months ended September 30, 2018, the largest components of the cash provided by investing activities was primarily due to the maturity and redemption of investments of $81.2 million, offset by investment purchases of $16.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2019 is primarily due to $20.3 million received from the issuance of common stock and related warrants and the exercise of warrants. Net cash used in financing activities for the nine months ended September 30, 2018 was primarily due to the payment of tax liability associated with restricted stock units that vested in the quarter.

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

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement or the Credit Agreement, with MidCap Financial Trust or MidCap. The original Credit Agreement provided us with up to $35.0 million of available borrowing capacity composed of two tranches of $20.0 million and $15.0 million. The first tranche of $20.0 million was made available to us, and drawn, on the closing date of the Credit Agreement. On September 28, 2017, we and MidCap Financial Trust entered into a second amendment to the Credit Agreement in order to accommodate the sale of our hyperimmune business under the LLC purchase agreement, and to reflect changes in the remaining business as a result of such sale.

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

This facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender. As a result of the uncertainty related to our ability to continue as a going concern and the assessment that the material adverse change clause under the Amended Credit agreement is not within our control, the long-term portion of our outstanding debt has been reclassified to current in these financial statements as of September 30, 2019. We have not been notified of an event of default by MidCap as of the date of the filing of this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued 13,265 shares under the Equity Distribution Agreement in the fourth quarter of 2018, and 180,421 shares in the nine month ended September 30, 2019 and received net proceeds of $0.2 million from these transactions. Following such prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Jaffray upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park, pursuant to this agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was deemed effective by the SEC. Pursuant to this purchase agreement, we issued 105,467 commitment shares of common stock in December 2018, and 195,867 commitment shares of common stock in the first quarter of 2019.

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

Liquidity

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, utilization of our credit agreement, the sale of our former hyperimmune business, and payments from our former parent.  For the three and nine months ended September 30, 2019, we had a net loss of $6.9 million and $32.3 million. We had cash and cash equivalents of $17.7 million, restricted cash of $7.5 million and an accumulated deficit of $159.7 million as of September 30, 2019.

For the nine months ended September 30, 2019, net cash used in our operating activities was $37.3 million. While we continue to generate cash inflows from the sale of IXINITY, exclusive of selling and marketing costs, our results of operations will be highly dependent on IXINITY sales unless or until we develop or partner any of our development stage product candidates and we expect to continue spending significantly on research and development and in marketing IXINITY. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in 2020.

In order to conserve resources and extend our cash runway, we implemented an expense reduction plan that reduces annual expenditures by approximately 30%. Reductions included: streamlining research and development programs, including reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•

Raise funding through the possible additional sales of our common stock, through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray or other public or private equity financings.

•	Partner or sell a portion or all rights to any of our assets to secure potential additional non-dilutive funds.
•	Establish additional credit lines or other debt financing sources.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of IXINITY and our future products, if any; and
•	our ability to continue as a going concern.

If we are unable to raise substantial additional capital in the next year, whether on terms that are acceptable to us, or at all then we may be required to:

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

Contractual Obligations

Since our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 18, 2019, we have entered into an amendment to our building lease. See Note 6 – Leases for our future contractual obligations as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report filed on Form 10-K for the year ended December 31, 2018 and filed on March 18, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2019, we had a net loss of $32.3 million. Except for the third quarter of 2017 and year ended December 31, 2017, we have experienced net losses in all other periods since our spin-off from Emergent. The net income for the third quarter of 2017 and year ended December 31, 2017 were the result of our receipt of proceeds from the sale of our hyperimmune business in September 2017. As of September 30, 2019, we had an accumulated deficit of $159.7 million.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU, 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through November 2020. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2019, we had cash, cash equivalents, and restricted cash in the amount of $25.2 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. On October 3, 2019, we announced that we are implementing an expense reduction plan that reduces annual expenditures by approximately 30%. Planned reductions include: streamlining research and development programs, including reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation. If we are not able to secure adequate additional funding, we may need to make additional reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, a sale of commercial assets, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $17.3 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 22,000,000 shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

In August 2016, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain of our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The Credit Agreement was amended and restated in August 2018 and amended again in December 2018. The terms of the Credit Agreement, as amended, and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations. The cost of defending any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims, regardless of merit or eventual outcome, may absorb significant management time and result in reputational harm, potential loss of revenue from decreased demand for IXINITY or any product candidates we successfully develop, withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs, and could cause our stock price to fall.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

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

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. For example, Dr. Scott Stromatt recently resigned as our full-time chief medical officer and is now providing clinical trial and medical affairs oversight duties as a third-party consultant. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but we do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plan and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.

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

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. In addition, on October 3, 2019, we announced our decision to discontinue development of APVO210, a novel investigational bispecific antibody candidate under development for the treatment of autoimmune diseases. The decision followed the review of data from Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition.

We may not be successful in our efforts to use and further develop our ADAPTIR platform.

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR platform technology. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multispecific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in bispecific ADAPTIR therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR platform technology, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects and adversely affect our stock price.

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

We believe that our most significant competitors in the hematology and oncology markets include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Bioverativ Therapeutics Inc., Boehringer Ingelheim GmbH, CSL Behring, a subsidiary of CSL Limited, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Pfizer Inc., Sanofi-Aventis US LLC, Shire US Inc., Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We compete, in the case of IXINITY, and expect to compete, in the cases of our product candidates in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO436, APVO603, and ALG.APV-527 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

Finally, the development program for APVO210 was terminated due to the development of ADA.  The cause of the ADA is uncertain, however, the rapidity in which the ADA developed suggests that it is more related to the mechanism of action of the drug.  APVO210 binds to CD86 on antigen presenting cells (APC) and that may have led to internalization of APVO210, before the IL10 component of APVO210 could down regulate the APC.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $0.54 and $5.94 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Stock Market LLC has minimum requirements that a company must meet in order to remain listed on Nasdaq, including a requirement that we maintain a minimum closing bid price of $1.00 per share. On April 18, 2019, we received a letter from the listing qualifications department staff of Nasdaq notifying us that for the last 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. On October 11, 2019, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, On October 16, 2019, we received notice from Nasdaq that our application to transfer listing of our common stock had been approved. The transfer was effective at the opening of business on October 18, 2019.

We are eligible for an additional 180-day period (through April 13, 2020) to regain compliance with the minimum bid price, which requires that the closing bid price of our common stock be at least $1.00 per share for a minimum of ten consecutive days. In the event that we are not able to regain compliance during this additional compliance period, we intend to to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a hearings panel.

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

Future issuances of common stock may include (i) any sale of up to the remaining $17.3 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Jaffray & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park, entered into in December 2018 and (iii) the issuance of up to 22,000,000 share of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants.

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

10.1

Amendment to LLC Purchase Agreement dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited (incorporated by reference from exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-37746) filed by Aptevo Therapeutics Inc. with the SEC on August 9, 2019).

10.2*	Amendment to Lease Dated April 28, 2003 by and between Selig Real Estate Holdings Eight, LLC and later assigned to SREH 2018 Holdings LLC and Aptevo Research and Development LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 7, 2019	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 7, 2019	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer