Form 10-K
period 2019-12-31
Aptevo Therapeutics Inc.
filed 2020-03-25
CIK 1671584

1f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37746

APTEVO THERAPEUTICS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-1567056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2401 4th Avenue, Suite 1050 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 838-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	APVO	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $36.6 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 28, 2019, the last trading day of the fiscal quarter.

Excludes an aggregate of 3,883,301 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 25, 2020, the number of shares of Registrant’s common stock outstanding was 45,279,244

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Item 1. Business.

OVERVIEW

We are a clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer. At December 31, 2019, we had one revenue-generating product in the area of hematology, IXINITY coagulation factor IX (recombinant), which was acquired by Medexus Pharma, Inc. (Medexus). On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioT”), a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business.

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

Prior to February 28, 2020, we had one marketed product, IXINITY, indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations. On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT,  a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash, subject to certain customary adjustments in respect of Aptevo’s estimates of cash, indebtedness, working capital and transaction expenses of Aptevo BioT as of the closing. Such consideration will be subject to a final post-closing adjustment pursuant to the terms of the Purchase Agreement. From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. The parties also agreed that Aptevo would provide transition services for a limited period of time.

STRATEGY

We seek to grow our business by, among other things:

Advancing our ADAPTIR platform, initially focusing on immunotherapy and the development of novel bispecific and multi-specific proteins for the treatment of cancer. We focus on product development using our ADAPTIR platform. We plan to generate additional bispecific protein immunotherapies for early development, potentially with other collaborative partners, to further validate the potential of the ADAPTIR platform. We intend to favor the development of bispecific candidates that have the potential to demonstrate proof of concept early in development and are differentiated in key oncology indications. We expect to continue to expand the ADAPTIR product pipeline to address areas of unmet medical need. Bispecifics and multispecific ADAPTIR proteins will be generated to target tumors using the immune system or direct cytokine delivery to selective cell populations or modulate immune cells to treat diseases. We believe these product candidates may have utility in oncology and other therapeutic areas.

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

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

Platform Technology

ADAPTIR Platform. The platform can be used to produce monospecific, bispecific and multispecific immunotherapeutic proteins that specifically bind to one or more targets and receptors found on immune cells to mediate tumor killing or improve other diseases such as autoimmune or inflammatory diseases by modulating the immune cells directly or immune environment. We believe we are well positioned for the development of bispecific therapeutics, which are antibody-based molecules that are able to bind two or more targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) platform. This allows us to take a novel approach to cancer immunotherapy or for treatment of other diseases.

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

We believe the ADAPTIR platform is a promising platform technology within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR molecules and monoclonal antibodies, allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our ADAPTIR molecules, we are able to select for desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including but not limited to RTCC and targeted cytokine delivery. We are able to expand our ADAPTIR platform to generate bispecifics that target tumor antigens in combination with costimulatory molecules including TNF-Receptor family members. We believe the ADAPTIR platform may prove to have advantages over other immunotherapeutics and other bispecific T-cell engaging technologies. In pre-clinical studies, we have gathered data indicating that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses, a long half-life, and reduced cytokine release compared to other bispecifics targeting the same tumor antigens and CD3. The ADAPTIR bispecifics can be produced using standard manufacturing practices. Further clinical and pre-clinical studies may not confirm or establish the anticipated benefits of this platform.

Our ADAPTIR platform intellectual property (IP) portfolio consists of IP that we solely own and control with the exception of non-exclusive licenses to Chinese hamster ovary (CHO) cell lines and related expression systems which we non-exclusively license from various third parties.  See section entitled “Intellectual Property” for additional information about the ownership rights to ADAPTIR platform intellectual property.

Product Portfolio

Product Candidates

Our pipeline includes investigational clinical and pre-clinical stage product candidates for use in both hematologic and solid tumor cancers.

APVO436. We have developed APVO436, an ADAPTIR bispecific immunotherapeutic protein targeting CD123, a cell surface receptor highly expressed on several hematological malignancies and CD3, a component of the T-cell receptor. APVO436 utilizes RTCC to initiate killing of CD123 expressing tumor cells. Pre-clinical data on this anti-CD123 ADAPTIR bispecific was presented at the 2017 annual meeting of the American Association for Cancer Research and 2017 American Society of Hematology (ASH). These data demonstrate in vitro RTCC activity and in vivo tumor cell killing in animal models of disease and demonstrate that APVO436 can kill acute myeloid leukemia (AML) blasts using patient derived peripheral blood cells in the presence of APVO436. Potential indications for APV0436 include AML, myelodysplastic syndrome, or MDS, acute lymphocytic leukemia, or ALL, and hairy cell leukemia, for each of which we believe there is a strong unmet need for safe and effective therapies. APVO436 is expressed from a single gene construct from CHO production cell line and manufactured using traditional antibody-like processes.  APVO436 has a half-life of up to 12.5 days in rodents and 4.5 days in non-human primates. In a cytokine release assay in vitro, administration of APVO436 resulted in lower levels of cytokine release as compared to an anti-CD123 x anti-CD3 in the dual-affinity retargeting, or D.A.R.T. format.  In an in vitro assay using AML patient samples, APVO436 induced rapid activation and proliferation of endogenous T cells and showed a progressive reduction of CD123+ cells over the 96-hour culture period.  In a murine therapeutic delivery model, treatment with APVO436 resulted in a rapid reduction in skeletal tumor burden in mice which were previously established with MOLM-13 tumors.

We commenced a Phase 1/1b clinical trial in the United States in December 2018 in patients with AML and MDS.  The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients.  Phase 1 will consist of up to 60 patients and is designed to determine the maximum tolerated dose and recommended dose for Phase 1b.  The primary endpoint for Phase 1 will be the incidence of dose-limiting toxicities occurring during Cycle 1 of each dose cohort.  Phase 1b will consist of up to 48 patients and is designed to assess clinical activity at the recommended dose.  The primary endpoint for Phase 1b is to assess clinical activity, including overall response rate.  In both Phase 1 and Phase 1b, patients will receive APVO436 by intravenous dosing once weekly for six 28-day cycles.  At present, dosing in cohorts 1 through 5 has been completed with dosing in cohort 6 scheduled to begin shortly.  A total of 19 patients have been enrolled and treated with APVO436 to date.  A dose-limiting toxicity was observed in 1 of 6 patients in cohort 4.  No evidence of dose-limiting toxicities was observed in the latest dose cohort (cohort 5). Also, importantly, no evidence of drug-induced anti-drug antibodies (ADA) has been observed in 17 patient blood samples analyzed to date.

On November 26, 2019, the FDA granted Orphan Drug Designation to APVO436.

ALG.APV-527. a novel investigational bispecific ADAPTIR candidate, partnered with Alligator Bioscience, featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in a number of different types of cancer. 4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including mesothelioma, non-small-cell-lung, head and neck, pancreatic, renal, ovarian and bladder cancers. Aptevo and Alligator have made a joint decision to delay submission of the clinical trial authorization (CTA) for ALG-APV.527 previously planned for the fourth quarter of 2019. Alligator and Aptevo have made a joint decision to focus efforts on partnering ALG.APV-527 prior to phase 1 clinical development.  The adjustment to the development plan for ALG.APV -527 will allow both Aptevo and Alligator to align their resources to meet the needs of their respective ongoing clinical programs. The companies are initiating discussions with potential partners for the upcoming clinical development of ALG.APV-527.

APVO603. a preclinical dual agonist bispecific ADAPTIR candidate employing a novel mechanism of action to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family.  Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to more robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the suppressive tumor microenvironment. The targeted co-stimulation of 4-1BB and OX40 has the potential to promote an important immunological cascade, enhancing T-cell activation, prolonging T-cell survival, and improving tumor killing. This product candidate is not dependent on any one tumor antigen and has the potential to treat multiple solid tumors.

ADAPTIR Therapeutic Candidates. We have multiple additional candidates that are focused on immuno-oncology and based on the ADAPTIR platform technology that are in different stages of pre-clinical development.

In 2019, we elected to discontinue the APVO210 development program. The decision followed the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.  The rapidity in which the ADA developed in the APVO210 program is uncharacteristic of a typical immune response, which suggests that it is related to the mechanism of action of the drug.  APVO210 binds to CD86 on antigen presenting cells (APC).  This may have led to internalization and presentation of APVO210 more efficiently than the anticipated and intended suppression of antigen presentation driven by the IL-10 component of APVO210.  The uncharacteristic timing and appearance of the ADA and the robustness of the response suggests that it is specific to the drug mechanism of action and not related to sequences in the candidate. For APVO 436, at present, dosing in cohorts 1 through 5 has been completed with dosing in cohort 6 scheduled to begin shortly.  A total of 19 patients have been enrolled and treated with APVO436 to date.  A dose-limiting toxicity was observed in 1 of 6 patients in cohort 4.  No evidence of dose-limiting toxicities was observed in the latest dose cohort (cohort 5). Also, importantly, no evidence of drug-induced anti-drug antibodies (ADA) has been observed in 17 patient blood samples analyzed to date.

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

Competition

Our product candidates face significant competition. Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications. Specifically, the competition with respect to our clinical product candidate includes the following:

•

APVO436. If approved for AML, we anticipate that APVO436 would compete with other agents targeting CD123 that are in development if they are also approved. Bispecifics in development targeting CD123 include: flotetuzumab (formerly MGD006, Macrogenics), JNJ-63709178 (Janssen) and XmAb14045 (Xencor), and a bispecific antibody from Sanofi. There are numerous CAR-T therapies in development: CART123 (University of Penn.), CARTCD123 (NCI/City of Hope), UCART123 (Cellectis), MB-102 (Mustang Bio) and several others in development in China. Other competitive products targeting CD123 are: tagraxofusp (formerly SL-401, an antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), CSL362 (monoclonal antibody, CSL/Janssen) and IMGN632 (ImmunoGen and Jazz Pharmaceuticals).

COLLABORATIONS WITH ALLIGATOR BIOSCIENCE

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

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo wholly owns IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

INTELLECTUAL PROPERTY

We actively seek intellectual property protection for our products and product candidates. We own or exclusively license the patents and patent applications in our patent portfolio that support the ADAPTIR platform and pipeline products, including APVO436, with the exception of certain cell line rights which we license on a non-exclusive basis. We practice patent life cycle management by filing patent applications to protect new inventions relating to meaningful improvements to our products and related methods. We primarily seek patent protection for inventions that support our products and product candidates, but from time to time, we seek patent protection for inventions that could, for instance, support a potential business opportunity or block a competitor from designing around our existing patents.

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

ADAPTIR Platform. We protect the ADAPTIR platform technology through a combination of patents and trade secrets. We own all ADAPTIR platform intellectual property, with the exception that we have non-exclusive commercial licenses and a research license with Lonza to certain intellectual property related to Lonza’s CHO cell lines and vectors. Under our Lonza research license, we have an option to take a license to use the GS System to develop and manufacture therapeutic proteins for our commercial purposes. In addition to the Lonza CHO cell line licenses, we have non-exclusive research licenses to other CHO cell lines and related vectors from other suppliers, and we have the ability to obtain non-exclusive commercial licenses to these cell lines and vectors as needed.

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

APVO436.  We have nationalized our core patent family which covers the APVO436 product candidate in various countries and territories including the U.S., Australia, Brazil, Canada, China, Colombia, Europe, Eurasia, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Ukraine, and Vietnam.

ALG.APV-527.  We co-own with Alligator Biosciences a patent family corresponding to PCT application PCT/EP2018/069850, which covers the ALG.APV-527 product candidate.  In January and February of 2020, this patent family was nationalized in various countries.  Aptevo and Alligator also co-own US patent 10,239,949, which was filed through the U.S.P.T.O.’s Cancer Immunotherapy Pilot Program.

In addition to the co-owned assets, Alligator owns a patent family corresponding to PCT application PCT/EP2017/059656, which also covers ALG.APVO-527.  Aptevo has a license (co-exclusive with Alligator) to this patent family for the development of the ALG.APV-527 product candidate.

Trademarks owned by Aptevo Therapeutics Inc. and its subsidiaries. Where possible, we pursue registered trademarks for our marketed products in significant markets. We own trademark registrations and pending applications for the marks: APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, and ADAPTIR in relevant jurisdictions. We own registrations or pending trademark applications for the mark APTEVO per se in Iraq, Nicaragua, Pakistan, and Ukraine.

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

Orphan Drugs. Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug” in the United States if the drug is intended to treat an orphan, or rare, disease or condition. A disease or condition is considered orphan if it affects fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting a BLA. Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, waived filing fees for marketing applications and a seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. On November 26, 2019 FDA granted Orphan Drug Designation to APVO436, a bispecific antibody candidate intended for the treatment of acute myelogenous leukemia (AML). APVO436 is currently being evaluated in a Phase 1/1b clinical trial in patients with AML and myelodysplastic syndrome (MDS).

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

Medicare Part B. Medicare Part B covers certain drug products provided in a physician’s office or hospital outpatient setting under a payment methodology using “average sales price,” or ASP, information. We are required to provide ASP information to the Centers for Medicare & Medicaid Services, or CMS, on a monthly basis. Medicare payment rates using an ASP methodology are currently set at ASP plus six percent, although this rate could change in future years. If we fail to timely or accurately submit ASP, we could be subject to civil monetary penalties and other sanctions.

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

340B/PHS Drug Pricing Program. The availability of federal funds to pay for any of our future products under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-defined “ceiling” price to a variety of community health clinics and other covered entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of Medicaid and Medicare beneficiaries. A product’s ceiling price for a quarter reflects its Medicaid AMP from two quarters earlier less its Medicaid rebate amount from two quarters earlier. Therefore, the above-mentioned revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause the discount produced by the ceiling price to increase. Under the Affordable Care Act, several additional classes of entities were made eligible for these discounts, increasing the volume of sales for which we must now offer the 340B/PHS discounts.

Foreign Regulation

In the future, we may have a commercial presence to additional foreign countries and territories. In the European Union, or EU, medicinal products are authorized following a process similarly demanding as the process required in the United States. Products derived from biotechnology must be authorized via a centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices). We will be subject to varying preapproval, approval and post-approval regulatory requirements similar to those imposed by the FDA in each foreign country in which we conduct regulated activities.

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

State Transparency Laws

The Washington State Health Care Authority (HCA) is currently in the planning phase of the prescription drug cost transparency effort, as a result of the Engrossed Second Substitute House Bill 1224 in 2019. Drug manufacturers and pharmacy benefit managers are not expected to submit data in 2019. The HCA anticipates being ready to collect data by October 2020.

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

EMPLOYEES AND OFFICE LOCATION

Aptevo employed 80 full-time persons as of December 31, 2019. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

Our principal executive offices are located at 2401 4th Ave., Suite 1050, Seattle, Washington 98121. Our telephone number is (206) 838-0500.

ORGANIZATIONAL HISTORY

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

For the year ended December 31, 2019 and 2018, we had net losses of $40.4 million and $53.7 million, respectively. As of December 31, 2019, we had an accumulated deficit of $167.9 million.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU, 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-K, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through March 2021. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-K, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2019, we had cash, cash equivalents, and restricted cash in the amount of $19.9 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. On October 3, 2019, we announced that we implemented an expense reduction plan that reduced annual expenditures by approximately 30%. Including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation. If we are not able to secure adequate additional funding, we may need to make additional reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the collection of accounts receivable from customers;
•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sale of IXINITY;
•	the ability to comply with the continued listing requirements of the Nasdaq Capital Market and the risk that our common shares will be delisted if we cannot do so;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under our credit agreement or any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities; and
•	the costs of commercialization activities, including product marketing, sales and distribution

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result due to a variety of factors, including:

•	the level and timing of any milestone or deferred payments with respect to sales of IXINITY by Medexus;
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

These and other factors may make it difficult for us to forecast and provide accurate guidance (including updates to prior guidance) related to our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.

The nature of our business exposes us to potential liability inherent in pharmaceutical products, including with respect any product candidates that we successfully develop and the testing of our product candidates in clinical trials. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale or study. We cannot predict the frequency, outcome or cost to defend any such claims.

If we cannot successfully defend ourselves against future claims that our product candidates caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand or withdrawal of a product;
•	adverse publicity and/or injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	an inability to commercialize products that we may develop.

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims, regardless of merit or eventual outcome, may absorb significant management time and result in reputational harm, potential loss of revenue from decreased demand for any product candidates we successfully develop, withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs, and could cause our stock price to fall.

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

As of December 31, 2019, we had approximately $28.2 million and $3.0 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2019 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not assessed whether such an ownership change has previously occurred, including as a result of our March 2019 public offering of common stock and warrants. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and several European countries.  Depending upon the severity of the COVID-19 coronavirus’ spread in the United States, we may experience disruptions that could severely impact our business and clinical trials, including:

•	limitation of company operations, including work from home policies and office closures;
•	delays or difficulties in receiving deliveries of critical experimental materials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•

limitations in employee resources that would otherwise be focused on our business, including the conduct of our clinical trials, such as because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. For example, Dr. Scott Stromatt, former full-time chief medical officer, is now providing clinical trial and medical affairs oversight duties as a third-party consultant. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but we do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plan and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.

If we contract research organizations or other third parties assisting us or our study sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under GCPs and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would increase our development costs and delay or impact the likelihood of regulatory approval.

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

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may devote greater resources to market or sell their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

Any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The success of our product candidates, if approved, will depend upon, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If any of our product candidates do not achieve and maintain an adequate level of acceptance, we may not generate material revenues from sales of these products. The degree of market acceptance of our products will depend on a number of factors, including: our ability to provide acceptable evidence of safety and efficacy; the prevalence and severity of any side effects; availability, relative cost and relative efficacy of alternative and competing treatments; the ability to offer our products for sale at competitive prices; our ability to continuously supply the market without interruption; the relative convenience and ease of administration; the willingness of the target patient population to try new products and of physicians to prescribe these products; the strength of marketing and distribution support; publicity concerning our products or competing products and treatments; and the sufficiency of coverage or reimbursement by third parties.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we successfully develop or additional pricing pressures.

The loss of any of our sole source manufacturers, or delays or problems in the manufacture our product candidates, could result in product shortages delays in clinical development.

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of sole source third-party suppliers for our product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner depends on our third-party manufacturers being able to continue to meet our ongoing clinical trial needs and perform their contractual obligations.

Manufacture of our product candidates, especially in large quantities, is complex and time consuming.

All of our current product candidates are biologics. Our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action.

Failure of our third-party manufacturers to successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, may prevent regulatory approval of those manufacturing facilities.

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Our product candidates, including APVO436 and ALG.APV-527 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

Development and commercialization of our product candidates may be terminated or delayed.

Our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our product candidates and market and sell our products outside of the United States and maintaining our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful, as the amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products candidates are not within our control. If we are not able to establish or maintain agreements relating our product candidates in development, our results of operations and prospects would be materially and adversely affected.

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

We have applications pending that cover the APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, and APTEVO RESEARCH AND DEVELOPMENT trademarks. We refer to these trademarks as our house marks. If a third party opposes any of these house marks and we are unable to reach settlement prior to the commencement of an opposition proceeding, we may incur significant expense in the course of participating in the opposition process, which can be expensive and lengthy. Any settlement with a third party may result in our agreeing to be subject to restrictions on our use of the relevant house mark. In addition, if we are unsuccessful in an opposition against a house mark, we would lose the ability to obtain trademark registration for one or more uses of the relevant mark both in the United States and in other territories which could have a material and adverse effect on our business.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact our development and commercialization of our product candidates, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Risk Related to Collaborations and Other Agreements

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

Our future revenue will be dependent on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in the payment of milestone and deferred payments.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments as the result of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Following such sale, we do not control the development, marketing and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  The failure of Medexus to perform as expected under the purchase agreement, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments and negatively impact our future financial and operating results.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $0.25 and $5.94 per share. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

We are eligible for an additional 180-day period (through April 13, 2020) to regain compliance with the minimum bid price, which requires that the closing bid price of our common stock be at least $1.00 per share for a minimum of ten consecutive days. In the event that we are not able to regain compliance during this additional compliance period, we intend to cure the deficiency during the second compliance period by effecting a reverse stock split. We note that we have sufficient shareholder votes supporting a reverse split. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a hearings panel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our headquarters office and laboratory space in Seattle, Washington. The Seattle facility is approximately 48,000 square feet and the lease for the Seattle facility expires in April 2030.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Capital Market under the symbol “APVO” since October 18, 2019, and was listed on The Nasdaq Global Market from August 1, 2016 to October 17, 2019.

Holders of Common Stock

As of March 25, 2020, there were 162 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2019.

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

Overview

We are a clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer and autoimmunity. At December 31, 2019, we had one revenue-generating product in the area of hematology, IXINITY, which was acquired by Medexus on February 28, 2020.

For the years ended December 31, 2019 and 2018, we generated product revenue of $32.4 million and $23.1 million, respectively, and had net losses of $40.4 million and $53.7 million, respectively. We had an accumulated deficit of $167.9 million as of December 31, 2019. For the year ended December 31, 2019, net cash used in our operating activities was $42.4 million. As of December 31, 2019, our sole marketed product was IXINITY®, and therefore IXINITY was our only source of product revenue. On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash, subject to certain customary adjustments in respect of Aptevo’s estimates of cash, indebtedness, working capital and transaction expenses of Aptevo BioT as of the closing. Such consideration will be subject to a final post-closing adjustment pursuant to the terms of the Purchase Agreement. From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. The parties also agreed that Aptevo would provide transition services for a limited period of time. We will not generate commercial revenues from our development stage product candidates unless and until we or potential collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates.

Corporate Highlights:

•

Continued enrollment in a dose escalation Phase 1/1b open-label clinical study of APVO436 in patients with Acute Myeloid Leukemia and High-Grade Myelodysplastic Syndrome; completed dosing in cohorts 1-5 (through March 2020); dosing in Cohort 6 to begin shortly

•

Presented new preclinical data for APVO436 at the American Association for Cancer Research (AACR) 2019 annual meeting demonstrating T cell differentiation into effector cells with exposure to APVO436 in preclinical studies, in addition to key data demonstrating potent T-cell cytotoxicity of tumors expressing CD123 with reduced cytokine release, suggesting the potential for increased clinical benefit and an improved safety profile

•	Announced the selection of APVO436 for inclusion in the Leukemia & Lymphoma Society’s Beat AML Master Clinical Trial; APVO436 being evaluated in patients newly diagnosed with AML
•	Received orphan drug designation for APVO436
•

Presented new preclinical data for ALG.APV-527 at AACR showing that it was well tolerated in a dose-range finding pilot toxicology study demonstrating an extended half-life of 5-7 days with no major changes in liver enzyme levels, cytokine levels or immune cell populations

•	Made a joint decision with Aptevo’s co-development partner, Alligator Bioscience to focus efforts on out-licensing ALG.APV-527 and delay submission of the clinical trial authorization for ALG-APV.527
•

Announced the selection of a new ADAPTIR bispecific candidate, APVO603, a dual agonist bispecific antibody employing a novel mechanism of action to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family

•

Presented preclinical data at the 10th Annual World Bispecific Summit on APVO603 showing that dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells

•

Discontinued development of APVO210 in October 2019, the Company’s investigational targeted cytokine bispecific antibody candidate; the decision to discontinue development was based on data from a multiple ascending dose study of APVO210 in healthy volunteers suggesting that it would not meet the desired target product profile for future commercialization

•	Achieved a 41% increase in year-over-year 2019 IXINITY net revenue through continued expansion of the patient base for IXINITY; achieved record net annual IXINITY revenue of $32.4 million
•	Launched a new, more desirable 3,000 IU assay for IXINITY providing advantages for Hemophilia B patients
•

Completed preparations to begin dosing in a clinical study of IXINITY in pediatric patients (under 12 years of age) for potential label expansion of IXINITY in the United States in a pediatric setting; commenced patient dosing in January 2020

•

Completed the sale of worldwide rights to IXINITY to Medexus Pharmaceuticals for estimated total proceeds in excess of $100 million, including an upfront payment to Aptevo of $30 million; potential milestone payments totaling up to $11 million; and the opportunity to receive deferred payments on future U.S. and Canadian net sales of IXINITY estimated in excess of $60 million based on the most recent Aptevo forecast

•	Fully repaid Aptevo’s $20 million term debt facility with MidCap Financial in February 2020 establishing a debt-free balance sheet
•	Completed a public equity offering in March 2019 raising gross proceeds of approximately $22 million
•

Received an accelerated performance-based $4.3 million milestone payment from Saol Therapeutics, part of a purchase agreement between Aptevo and Saol, originally executed in August 2017, under which Saol acquired three hyperimmune products previously marketed by Aptevo: WinRho SDF, HepaGam B, and VARIZIG

•	Implemented an expense reduction plan in October 2019 reducing Aptevo’s estimated 2019 annual cash burn rate

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Product Sales and Gross Profit

Product sales represents sales of IXINITY.

The primary expense we incurred to deliver IXINITY to our customers was manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials, and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average cost per unit.

The following table provides information regarding our cost of products sales, including gross margin for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018	Change	Percent
Product sales	$32,424	$23,067	$9,357	41%
Cost of product sales	19,927	11,214	8,713	78%
Gross profit	$12,497	$11,853	$644	5%
Gross margin percent	39%	51%

Product sales of IXINITY increased by $9.4 million, or 41%, to $32.4 million for the year ended December 31, 2019 from $23.1 million for the year ended December 31, 2018. This increase was primarily related to continuing expansion of our Hemophilia B patient base and the launch of the 3000 IU assay size in Q2 2019, which resulted in increased IU’s sold during the period, and price increases in 2019.

Gross profit increased by $0.6 million, or 5%, to $12.5 million for the year ended December 31, 2019 from $11.9 million for the year ended December 31, 2018. The increase in gross profit is mainly due to increased IU’s sold in the period. This increase was partially offset by a higher cost of product in 2019 due to a $3.0 million credit received from our supplier and used to purchase product in 2018, and costs for stability for the new 3000 IU assay size, which was launched in June 2019 to the market, and the inventory write-offs in the year ended December 31, 2019.

We had a royalty obligation related to net product sales of IXINITY which was triggered if year-to-date net product sales from the U.S. exceeds $25 million. This double-digit royalty was owed on the portion of net product sales in excess of $25 million. The royalty percentage varies by geography, with the highest royalty rates applicable in the United States and Canada and lower rates in other jurisdictions. We recorded expenses related to this royalty obligation, as we have recognized in excess of $25 million in net product sales from IXINITY in the year ended December 31, 2019.

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

Our principal research and development expenses by program for the year ended December 31, 2019 and 2018 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2019	2018	Change
Clinical programs:
APVO436	$4,467	$7,039	$(2,572)
IXINITY Pediatric (APVO101-903)	4,563	1,277	3,286
Other	4,574	14,089	(9,515)
Total clinical programs	13,604	22,405	(8,801)

Pre-clinical program, general research and discovery	16,153	12,979	3,174
Total	$29,757	$35,385	$(5,628)

Research and development expenses decreased by $5.6 million, to $29.7 million for the year ended December 31, 2019 from $35.4 million for the year ended December 31, 2018. Research and development expenses decreased primarily due to a decrease in expenses for APVO436 related to the timing of manufacturing and clinical trial activities, a decrease in expenses for other clinical programs, including lower costs for programs discontinued in 2018 and APVO210, which was discontinued in October 2019. This was offset by an increased spending for our IXINITY pediatric clinical program and our preclinical, general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated. As IXINITY was sold to Medexus in February 2020, we no longer have an obligation to fund the IXINITY pediatric clinical program.

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

For the year ended December 31, 2019 selling, general and administrative expenses decreased by $2.8 million, or 10%, to $25.3 million from $28.1 million for December 31, 2018. This decrease was primarily due to reduced personnel and professional services costs.

Other Expense, net

Other expense, net consists primarily of interest on debt financing income. Other expense was $2.1 million for the year ended December 31, 2019 and $2.0 million for the year ended December 31, 2018.

Discontinued Operations

In the third quarter of 2019, we received a $4.25 million milestone payment from Saol International Limited, in connection with the sale of our hyperimmune business in September 2017. No additional amounts are outstanding related to the milestones. This was recorded as a gain in discontinued operations of $4.25 million.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioT”), a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash, subject to certain customary adjustments in respect of Aptevo’s estimates of cash, indebtedness, working capital and transaction expenses of Aptevo BioT as of the closing. Such consideration will be subject to a final post-closing adjustment pursuant to the terms of the Purchase Agreement. From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. The parties also agreed that Aptevo would provide transition services for a limited period of time.

Income Taxes

During the periods prior to the spin-off from Emergent, the Company did not file separate tax returns as it was included in the tax returns of Emergent entities within the respective tax jurisdictions. The income tax provision included in these financial statements was calculated using a separate return basis, as if the Company was a separate taxpayer. Under this approach, the Company determines its current taxes, deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns in each tax jurisdiction.

The following table provides information regarding our pre and post-tax for both continuing and discontinued operations for the periods ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Net loss from continuing operations	$(44,698)	$(53,689)
Discontinued operations
Income from discontinued operations, before income taxes	4,250	—
Net loss	$(40,448)	$(53,689)

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2019.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune business, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of December 31, 2019, we had cash, and cash equivalents in the amount of $12.4 million and restricted cash of $7.5 million. In February 2020, we used $22.1 million of the $30 million in proceeds from the sale of Aptevo BioT to Medexus to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. Under the terms of our credit facility agreement with MidCap, we were required to maintain a restricted cash account of $5 million. Repayment of the debt relieved us of the obligation to keep $5 million of cash restricted.

The following table provides information regarding our cash flows for year ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(42,383)	$(51,422)
Investing activities	4,097	72,797
Financing activities	20,149	(787)
Increase (Decrease) in cash and cash equivalents	$(18,137)	$20,588

Net cash used in operating activities for the year ended December 31, 2019 and 2018 was primarily due to our net operating loss and changes in working capital accounts.

Net cash provided by investing activities for the year ended December 31, 2019, was primarily due to the receipt of the $4.25 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business, net of the purchase of property and equipment. For the year ended December 31, 2018, the largest components of the cash provided by investing activities were primarily due to the maturity and redemption of investments of $90.2 million, offset by investment purchases of $16.5 million.

Net cash provided by financing activities for the year ended December 31, 2019 is primarily due to $20.3 million received from the issuance of common stock and related warrants and the exercise of warrants. Net cash used in financing activities for the year ended December 31, 2018 was primarily due to the payment of tax liability associated with restricted stock units that vested in the quarter.

Sources of Liquidity

Public Offering – March 2019

On March 11, 2019, we completed a public offering relating to the issuance and sale of 19,850,000 shares of our common stock and warrants to purchase up to 19,850,000 shares of common stock at $1.00 per share and warrants at $1.30 per share, as well as pre-funded warrants to purchase up to 2,150,000 shares of common stock at an exercise prices of $0.01 per share and 2,150,000 of related warrants to purchase shares of common stock at $1.30 per share. We received net proceeds of $20.2 million, after underwriting fees, legal fees, and other expenses. If the remaining warrants are fully exercised in the future, additional proceeds to be received upon exercise of these warrants totals up to $28.6 million, which have a five-year life.

Credit Agreement

During 2018 and 2019, we were party to an Amended and Restated Credit and Security Agreement or the Credit Agreement, with MidCap. In February 2020, we used a portion of the $30 million in proceeds from the sale of the IXINITY business to repay in full our obligations to MidCap, inclusive of $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. Under the terms of our credit facility agreement with MidCap Financial Trust, we were required to maintain a restricted cash account of $5 million. Repayment of the debt relieved us of the obligation to keep $5 million of cash restricted.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Jaffray. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued 13,265 shares under the Equity Distribution Agreement in the fourth quarter of 2018, and 180,421 shares in the third quarter of 2019 and received net proceeds of $0.2 million from these transactions. Following such prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Jaffray upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park. Pursuant to the purchase agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Pursuant to this purchase agreement, we issued 105,467 commitment shares of common stock in December 2018, and 195,867 commitment shares of common stock in the first quarter of 2019.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement.

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

Liquidity

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, utilization of our credit agreement, the sale of our former hyperimmune business, product sales, and payments from our former parent.  We had a net loss of $40.4 million and $53.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. We had cash and cash equivalents of $12.5 million, restricted cash of $7.5 million and an accumulated deficit of $167.9 million as of December 31, 2019.

For the year ended December 31, 2019, net cash used in our operating activities was $42.4 million.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash, subject to certain customary adjustments in respect of Aptevo’s estimates of cash, indebtedness, working capital and transaction expenses of Aptevo BioT as of the closing. Such consideration will be subject to a final post-closing adjustment pursuant to the terms of the Purchase Agreement. From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. Under the terms of our credit facility agreement with MidCap Financial Trust, we were required to maintain a restricted cash account of $5 million. Repayment of the debt relieved us of the obligation to keep $5 million of cash restricted. As a result of these transactions, our cash position improved by $10.3 million.

While we expect to generate cash inflows from milestones and deferred payments from Medexus’ future sales of IXINITY and regulatory approval, our results of operations will be highly dependent on our research and development spending. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets.

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

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	the timing, receipt and amount of milestone payments and any deferred payments from Medexus with respect to IXINITY; and
•	our ability to continue as a going concern.

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

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 Years	More than 4 years
Operating lease obligations	$5,560	$1,480	$4,080	$—
Purchase Obligations	$8,099	$1,657	$6,442	$—

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Our purchase obligation for the Beat AML Master Clinical Trial totals $8.1 million over the next three years. We note that the Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice.

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

Revenue Recognition - Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers

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

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance and related support expenses.

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

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Aptevo’s ability to realize deferred tax assets depends upon future taxable income as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized prior to expiration. Aptevo considers historical and future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years, and ongoing tax planning strategies in assessing the need for valuation allowances. In general, if Aptevo determines that it is more likely than not to realize more than the recorded amounts of net deferred tax assets in the future, Aptevo will reverse all or a portion of the valuation allowance established against its deferred tax assets, resulting in a decrease to the provision for income taxes in the period in which the determination is made. Likewise, if Aptevo determines that it is not more likely than not to realize all or part of the net deferred tax asset in the future, Aptevo will establish a valuation allowance against deferred tax assets, with an offsetting increase to the provision for income taxes, in the period in which the determination is made.

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

New Accounting Standards

On January 1, 2019 we adopted ASU No. 2016-02, Leases (ASC 842), which amended the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. We adopted the new standard using a modified retrospective transition approach at the beginning of the current fiscal year, January 1, 2019. We did not adjust comparative periods in our financial statements prior to that period. For further discussion of new accounting standards, please see Note 1 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

On December 18, 2019 we adopted ASU No. 2019-12, Income Taxes (Topic 740), which amended the existing standards for income tax accounting, eliminating the legacy exception on how to allocate income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholder’s equity. We did not adjust comparative periods in our financial statements prior to that period. For further discussion of new accounting standards, please see Note 1 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of FASB Accounting Standard Update Leases (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU Topic 842, Leases.

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

Seattle, Washington

March 25, 2020

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,448	$30,635
Accounts receivable	7,022	5,220
Inventories	6,139	1,785
Prepaid expenses	4,226	6,907
Other current assets	160	4,142
Total current assets	29,995	48,689
Restricted cash, net of current portion	7,498	7,448
Property and equipment, net	3,946	5,202
Intangible assets, net	4,420	5,250
Operating lease right-of-use asset	3,747	—
Other assets	3,802	905
Total assets	$53,408	$67,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$13,043	$11,671
Accrued compensation	3,524	3,898
Sales rebates and discounts payable	726	1,245
Current portion of long-term debt	19,863	—
Other current liabilities	1,083	796
Total current liabilities	38,239	17,610
Long-term debt, net	—	19,278
Other liabilities	—	200
Operating lease liability	3,327	—
Total liabilities	41,566	37,088

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 45,279,244 and 22,808,416 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	45	23
Additional paid-in capital	179,653	157,791
Accumulated deficit	(167,856)	(127,408)
Total stockholders' equity	11,842	30,406
Total liabilities and stockholders' equity	$53,408	$67,494

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018
Revenues:
Product sales	$32,424	$23,067
Costs and expenses:
Cost of product sales	19,927	11,214
Research and development	29,757	35,385
Selling, general and administrative	25,336	28,133
Loss from operations	(42,596)	(51,665)
Other expense:
Other expense, net	(2,102)	(2,024)
Net loss from continuing operations	(44,698)	(53,689)
Discontinued operations (Note 2):
Income from discontinued operations	4,250	—
Income from discontinued operations	4,250	—
Net loss	$(40,448)	$(53,689)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.09)	$(2.39)
Net income from discontinued operations	$0.10	$—
Net loss	$(0.99)	$(2.39)
Weighted-average shares used to compute per share calculation	40,838,491	22,500,053

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2019	2018
Net loss	$(40,448)	$(53,689)
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net	—	105
Total comprehensive loss	$(40,448)	$(53,584)

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018
Operating Activities
Net loss	$(40,448)	$(53,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,598	2,140
Depreciation and amortization	2,235	2,390
Non-cash interest expense and other	699	988
Gain on milestone payment related to sale of Hyperimmune Business	(4,250)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,802)	(3,079)
Inventories	(4,354)	(757)
Prepaid expenses and other current assets	3,614	(1,315)
Operating lease right of use asset	945	—
Accounts payable, accrued compensation and other liabilities	938	1,279
Long-term operating lease liability	(1,039)	621
Sales rebates and discounts	(519)	—
Net cash used in operating activities	(42,383)	(51,422)
Investing Activities
Proceeds from the maturity of investments	—	90,243
Milestone payment from sale of Hyperimmune Business	4,250	65
Purchases of property and equipment	(153)	(976)
Purchases of investments	—	(16,535)
Net cash provided by investing activities	4,097	72,797
Financing Activities
Payments of long-term debt, issuance costs and modification fees	(137)	—
Proceeds from issuance or exercise of common stock, warrants, and pre-funded warrants	20,344	623
Payment of tax liability for vested equity awards	(58)	(808)
Fees paid to lender to amend debt agreement	—	(602)
Net cash provided by (used in) financing activities	20,149	(787)
(Decrease) increase in cash, cash equivalents, and restricted cash	(18,137)	20,588
Cash, cash equivalents, and restricted cash at beginning of period	38,083	17,495
Cash, cash equivalents, and restricted cash at end of period	$19,946	$38,083

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	$21,605,716	$22	$155,837	$(73,719)	$(105)	$82,035
Unrealized losses on available-for-sale investments	—	—	—	—	105	105
Common stock issued upon exercise of stock options	386,866	1	622	—	—	623
Common stock issued upon vesting of restricted stock units	815,834	—	(808)	—	—	(808)
Stock-based compensation	—	—	2,140	—	—	2,140
Net loss for the period	—	—	—	(53,689)	—	(53,689)
Balance at December 31, 2018	$22,808,416	$23	$157,791	$(127,408)	$—	$30,406
Issuance of common stock, pre-funded warrants and warrants, net	22,180,421	22	20,322	—		20,344
Issuance of commitment shares of common stock, non-cash transaction	195,867	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	94,540	—	(58)	—	—	(58)
Stock-based compensation	—	—	1,598	—	—	1,598
Net loss for the period	—	—	—	(40,448)	—	(40,448)
Balance at December 31, 2019	$45,279,244	$45	$179,653	$(167,856)	$—	$11,842

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer. At December 31, 2019, we had one revenue-generating product in the area of hematology, IXINITY®.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the year ended December 31, 2019 and 2018, we generated product revenue of $32.4 million and $23.1 million, respectively, and had a net loss of $40.4 million and $53.7 million, respectively. We had an accumulated deficit of $167.9 million as of December 31, 2019. For the year ended December 31, 2019, net cash used in our operating activities was $42.4 million. As of December 31, 2019, our sole marketed product was IXINITY®, and therefore IXINITY was our only source of product revenue. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in 2020.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; and (e) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Jaffray, or other public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected.

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

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC. All intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC. All intercompany balances and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

As of December 31, 2019, we had restricted cash, long-term, which included $5.0 million related to the minimum cash covenant included in the Company’s Credit and Security Agreement (the Credit Agreement) with MidCap Financial Trust, and $2.5 million securing letters of credit. Under the terms of our credit facility agreement with MidCap Financial Trust, we were required to maintain a restricted cash account of $5 million. Repayment of the debt in February 2020 relieved us of the obligation to keep $5 million of cash restricted.

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

Major Customers

We sold IXINITY through a limited number of customers and specialty pharmacies. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of total revenues for the years ended December 31, 2019 and 2018 and greater than 10% of accounts receivable as of December 31, 2019 and 2018 as noted below.

	2019		2018
	Percentage of Total Revenue	Percentage of Accounts Receivable	Percentage of Total Revenue	Percentage of Accounts Receivable
Customer A	36%	72%	72%	70%
Customer B	27%	18%	17%	19%
Customer C	20%	0%	—	—

Accounts Receivable

Aptevo records accounts receivable net of an allowance for doubtful accounts based upon its assessment of collectability, and of applicable discounts. Aptevo performs ongoing credit evaluations of its customers and generally does not require collateral.

Inventories

Inventories are stated at the lower of cost or market with cost being determined using a moving average cost method, which approximates weighted-average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (including allocation of fixed production-overhead costs) from our third-party suppliers.

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

Adoption of the new standard resulted in the recognition of a right-of-use asset of $1.5 million, an operating lease liability of $2.2 million dollars, and a related decrease in deferred rent liability of $0.7 million at January 1, 2019. Refer to Note 11 for additional information. We note that there was no cumulative effect due to the deferred rent change.

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

Product Sales, Rebates and other Discounts

Aptevo marketed and sold IXINITY through commercial wholesalers (direct customers) who purchased IXINITY at a price referred to as the wholesale acquisition cost (WAC). Additionally, Aptevo may enter into separate agreements with indirect customers to acquire its product for a contracted price that is less than the product’s WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, continued to purchase Aptevo’s product from the wholesalers, but at their respective contractual prices. Per its wholesaler agreements, Aptevo guaranteed to credit the wholesaler for the difference between the WAC and the indirect customers’ contracted price. This credit is referred to as a chargeback and revenues from product sales are recorded net of estimated chargebacks. Adjustments to the chargeback provisions are made periodically to reflect new facts and circumstances, therefore historical experience may not be indicative of current and/or future results.

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

Product Revenue, Net

Aptevo had one marketed commercial product, IXINITY, a coagulation factor IX (recombinant) therapeutic indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business.

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

We have established provisions for the following types of variable consideration:

Chargebacks: The Company makes payments to customers (in the form of credit memos) which are based on the difference between the price paid by the distributor (the “WAC”) and contracted prices paid by the authorized customers of the distributor. Specialty pharmacies, GPO’s and other smaller specialty distributors buy the product from the distributors at prices agreed to in contracts with Aptevo or, if they are eligible, at government established prices (PHS/Medicaid/Medicare/VA prices). When the distributor sells the product at contracted prices lower than the WAC, the distributor is allowed to charge the Company back the difference between the WAC and the contract price paid by their customer, this is referred to as a “Chargeback”.

Distribution and Data fees – The Company pays fees (in the form of direct payments) to the distributors and some GPO’s (indirect customers) for distribution of the products and for transmission of data. These services satisfy business needs for Aptevo.

Commercial Rebate Programs – From time to time, the Company enters into rebate programs with customers. These programs vary in time and scope, but in general, the programs involving paying a per IU rebate if a specific customer or purchasing organization dispenses a certain number of IU’s over a specific period of time.

Government Rebates: Certain sales by the specialty pharmacies and GPO’s are to qualify PHS/Medicaid/Medicare/TRICARE/VA and other government patients. The Company has contracts with these agencies that require rebates for sales made under the programs.

Cash Discounts: All customers have the option to receive a cash discount for early payment.

Patient Assistance: All patients are eligible for the IXINITY Savings Program – This provides for up to to $12,000 annual benefit to assist with co-payments. Historically, this has been insignificant to the Company.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance and related support expenses.

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

•	the expected volatility of our underlying common stock, which we estimate based on the historical volatility of the historical and implied future volatility of our common stock;
•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;
•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; and
•	the fair value of our common stock on the date of grant.

Stock-based compensation expense for RSUs is recognized on a straight-line basis over the vesting period of the respective award. Stock-based compensation expense for our stock options, both converted and Aptevo granted, is recognized on a straight-line basis over the vesting period of the respective award.

We have elected to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We have estimated a forfeiture rate of ten-percent. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Aptevo’s ability to realize deferred tax assets depends upon future taxable income as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized prior to expiration. Aptevo considers historical and future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years, and ongoing tax planning strategies in assessing the need for valuation allowances. In general, if Aptevo determines that it is more likely than not to realize more than the recorded amounts of net deferred tax assets in the future, Aptevo will reverse all or a portion of the valuation allowance established against its deferred tax assets, resulting in a decrease to the provision for income taxes in the period in which the determination is made. Likewise, if Aptevo determines that it is not more likely than not to realize all or part of the net deferred tax asset in the future, Aptevo will establish a valuation allowance against deferred tax assets, with an offsetting increase to the provision for income taxes, in the period in which the determination is made.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted, for Aptevo, as we meet the definition of a smaller reporting company (SRC). We expect to adopt the standard on January 1, 2021 and are still in the process of evaluating the effect of adoption on our consolidated financial statements and disclosures.

Recently Adopted Standards

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

Adoption of the new standard resulted in the recognition of a right-to-use asset of $1.5 million, an operating lease liability of $2.2 million dollars, and a related decrease in deferred rent liability of $0.7 million at January 1, 2019. Refer to Note 11 for additional information.

On December 18, 2019 we adopted ASU No. 2019-12, Income Taxes (Topic 740), which amended the existing standards for income tax accounting, eliminating the legacy exception on how to allocate income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholder’s equity.  We did not adjust comparative periods in our financial statements prior to that period.

Adoption of the new standard resulted in determining the tax effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, we did not record a tax expense or benefit in the income from discontinued operations. Refer to Note 2 for additional information.

Note 2. Discontinued Operations – Milestone Payment

In the third quarter of 2019, we received a $4.25 million milestone payment from Saol International Limited, in connection with the sale of our hyperimmune business in September 2017. No additional amounts are outstanding related to the milestones. This was recorded as a gain in discontinued operations of $4.25 million.

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioT, a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. We note that the IXINITY asset was not classified as held-for-sale as of December 31, 2019, as the sale of Aptevo BioTherapeutics LLC was approved by the board of directors on February 27, 2020.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. For the year ended December 31, 2019, we recorded a reduction in our research and development expense of $1.4 million, and for the year ended December 31, 2018, we recorded a decrease in our research and development expense of $0.6 million, related to the collaboration arrangement.

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

The Company’s financial assets measured at fair value consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$12,494	$—	$—	$12,494

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$29,047	$—	$—	29,047

(1)	As of December 31, 2019, and 2018, the money market funds included $5.0 million in restricted cash.

If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. These investments are included in Level 2 and consist of debt securities of U.S government agencies and corporate bonds. There were no transfers between Levels 1 and 2 during the twelve-month period ended December 31, 2019.

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

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of December 31, 2019 and December 31, 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Cash	$4,954	$6,588
Cash equivalents	7,494	24,047
Restricted cash	7,498	7,448
Total cash, cash equivalents, and restricted cash	$19,946	$38,083

Note 6. Investments

Investments are classified as available-for-sale debt securities and are carried at fair value with unrealized temporary holding gains and losses included in other comprehensive income or loss and as a net amount in accumulated other comprehensive income or loss until such gains and losses are realized. We did not recognize any realized gains or losses in net income during 2019. Available-for-sale securities are written down to fair value through income whenever it is necessary to reflect other than temporary impairments.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market funds(1)	$12,494	$—	$—	$12,494
Total cash equivalents	$12,494	$—	$—	$12,494

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
Cash equivalents:
Money market funds(1)	$29,047	$—	$—	$29,047
Total cash equivalents	$29,047	$—	$—	$29,047
(1) As of December 31, 2019, the money market funds included $5.0 million in restricted cash, and as of December 31, 2018, the money market funds included $5.0 million in restricted cash.

Note 7. Inventories

Inventories consist of the following:

	Ended December 31,
(in thousands)	2019	2018
Raw materials and supplies	$491	$194
Work-in-process	1,958	916
Finished goods	3,690	675
Total inventories	$6,139	$1,785

Note 8. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2019	2018
Leasehold improvements	$2,264	$2,278
Furniture and equipment	11,606	11,622
Property and equipment, gross	13,870	13,900
Less: Accumulated depreciation	(9,924)	(8,698)
Total property and equipment, net	$3,946	$5,202

Depreciation expense for the year ended December 31, 2019 and December 31, 2018 was $1.4 million and $1.6 million, respectively.

Note 9. IXINITY Intangible Assets, Net

Intangible assets, net, is solely related to our IXINITY product. For the year ended December 31, 2019, the Company recorded $0.8 million, respectively, of intangible asset amortization expense. As of December 31, 2019, the weighted average amortization period remaining for intangible assets was 63 months.

Future amortization expense as of December 31, 2019 is as follows:

(in thousands)
2020	$830
2021	830
2022	830
2023	830
2024 and beyond	1,100
Total remaining amortization	$4,420

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

On August 6, 2018, we entered into an Amended and Restated Credit and Security Agreement (Amended Credit Agreement) amending the terms of our original $20 million term loan agreement with MidCap.  Under the Amended Credit Agreement, the timeline for us to begin making principal repayments was extended to February 1, 2020, with an opportunity for further deferral through August 1, 2020. The amount of restricted cash that we were required to maintain on our balance sheet was reduced from $10 million to $5 million.

We used $22.1 million of the $30 million in proceeds from the sale of the IXINITY business to Medexus on February 28, 2020 to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. Under the terms of our credit facility agreement with MidCap, we were required to maintain a restricted cash account of $5 million. Repayment of the debt will also relieve us of the obligation to keep $5 million of cash restricted.

Note 11. Leases and Contingencies

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

For the year ended December 31, 2019, we recorded $0.5 million related to variable expenses.

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

Equipment Lease – Financing

As of January 1, 2019, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The remaining term of this lease is eight months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the year ended December 31, 2019.

Components of lease expense:

For the year ended December 31,
(in thousands)	2019
Operating lease cost	$1,526
Finance lease cost:
Amortization of right-of-use assets	6
Interest on lease liabilities	2
Total lease cost	$1,534

Right of use assets acquired under operating leases:

For the year ended December 31,
(in thousands)	2019
Operating leases, excluding Seattle office lease	$241
Seattle office lease, including amendment	3,506
Total operating leases	$3,747

Lease payments:

For the year ended December 31,
(in thousands)	2019
For operating leases	$1,714

Future minimum payments as of December 31, 2019 are as follows:

(in thousands)
2020	$1,480
2021	1,387
2022	1,294
2023	1,399
Total Future minimum lease payments	5,560
Less: imputed interest	(1,306)
Total	$4,254

The long-term portion of the lease liabilities included in the amounts above is $3.3 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of December 31, 2019, the weighted average remaining lease term and weighted discount rate for operating leases was 3.3 years and 14.55%.

Note 12. Net Loss per Share

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2019	2018
Net loss	$(40,448)	$(53,689)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.09)	$(2.39)
Net income from discontinued operations	$0.10	$—
Net loss	$(0.99)	$(2.39)
Weighted-average shares used to compute per share calculation	40,838,491	22,500,053

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Year Ended December 31,
(in thousands, except for per share amounts)	2019	2018
Warrants	22,000	—
Outstanding options to purchase common stock	4,691	3,330
Unvested RSUs	245,001	133

Note 13. Equity

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

For the year ended December 31, 2019, we issued 94,540 shares of common stock due to the vesting of RSUs.

For the year ended December 31, 2018, we received proceeds of $0.6 million upon the exercise of stock options which resulted in the issuance of 0.4 million shares of common stock. We also issued 815,834 shares of common stock in the year ended December 31, 2018, upon the vesting of RSUs.

Purchase Agreement

On December 20, 2018, we entered into the Purchase Agreement, and a registration rights agreement, with Lincoln Park. Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. Pursuant to this purchase agreement we issued 105,467 commitment shares of common stock in December 2018, and 195,867 commitment shares of common stock in the first quarter of 2019.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Jaffray, acting as sales agent, shares of our common stock, $0.001 par value per share (the Common Stock) having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the Shares by Piper Jaffray will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 (the Registration Statement). We have issued 13,265 shares under the Equity Distribution Agreement as of December 31, 2018, and 180,421 shares in the year ended December 31, 2019 and received net proceeds of $0.2 million from these transactions. Following such prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 2.9 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 3,711,620 shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of December 31, 2019, there are 1.3 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and restricted stock units granted to employees and non-employees and has been reported in our Consolidated Statements of Operation and Comprehensive Loss as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018
Research and development	$532	$884
Selling, general and administrative	1,066	1,256
Total stock-based compensation expense	$1,598	$2,140

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2019	2018
Expected dividend yield	0.00%	0.00%
Expected volatility	79.78%	75.00%
Risk-free interest rate	2.04%	2.74%
Expected average life of options	5 years	6 years

Management applied an estimated forfeiture rate for all periods of 10%.

The following is a summary of option activity for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2018	3,329,618	$2.74	6.99	$—
Granted	1,786,857	1.02	—	—
Exercised	—	—	—	—
Forfeited	(425,118)	2.29	—	—
Outstanding at December 31, 2019	4,691,357	$2.14	7.28	$63,511
Exercisable at December 31, 2019	2,210,593	$2.65	5.35	$—

As of December 31, 2019, we had $1.8 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.4 years. The weighted average remaining contractual life of outstanding and exercisable options is 5.4 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of 2019 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2019.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2019:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2018	133,040	$2.97	$168,961
Granted	248,201	0.58	142,964
Vested	133,040	2.97	201,642
Forfeited	3,200	—	—
Outstanding at December 31, 2019	245,001	$0.58	$—
Expected to Vest	245,001	$0.58	$—

As of December 31, 2019, there was no unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in The Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 24,150,000 shares of our common stock, 22,000,000 of which have an exercise price of $1.30 per share and have a five-year life, and 2,150,000 of pre-funded warrants with an exercise price of $0.01 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheet. As of December 31, 2019, there were 22,000,000 warrants outstanding.

Note 14. 401(k) savings plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2019 and December 31, 2018, Aptevo’s related share of matching contributions was approximately $0.4 million and $0.5 million.

Note 15. Revenue Reserves

The following table summarizes activity in each of our receivable-related allowances and revenue-related liabilities for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	Chargebacks and Rebates	Distribution Fees, Cash Discounts and Patient Assistance
Balance at December 31, 2018	$(1,323)	$(865)
Provision related to current period sales	(3,917)	(2,492)
Credit or payments made during the period	3,394	2,631
Balance at December 31, 2019	$(1,845)	$(726)

(in thousands)	Chargebacks	Distribution/Data Fees
Balance at December 31, 2017	$(428)	$(240)
Provision related to current period sales	(2,515)	(1,879)
Credit or payments made during the period	1,620	1,254
Balance at December 31, 2018	$(1,323)	$(865)

Note 16. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the year ended December 31, 2019 nor December 31, 2018.

Loss from continuing operations before income taxes is comprised of:

	Year ended December 31,
(in thousands)	2019	2018
US	$(44,698)	$(53,692)
International	—	3
Loss from continuing operations before benefit from income taxes	$(44,698)	$(53,689)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2019	2018
Federal losses carryforward	$28,221	$20,251
Intangible assets	3,869	4,210
Stock compensation	1,023	844
State losses carryforward	3,044	2,260
Other deferred tax assets	1,718	1,543
Other tax credits	1,447	713
Lease Liabilities	992	—
Fixed assets	453	488
Deferred tax asset, gross	40,767	30,309
Valuation allowance	(39,895)	(30,309)
Deferred tax assets, net of valuation	872	—

ROU Assets	(874)	—
Deferred tax liability	(874)	—

Net deferred tax liabilities	$(2)	$—

As of December 31, 2019, and 2018, we have recorded federal net operating losses (NOL) carryforwards of approximately $134.4 million and $96.4 million, state NOL carryforwards of approximately $59.4 million and $44.5 million, and tax credit carryforwards of $1.4 million and $0.7 million, respectively. $41.0 million of the federal losses and credits would begin to expire in 2037, while $93.4 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods. Carryforwards of net operating losses and tax credits are subject to possible limitation, should a change in ownership occur, as defined by Internal Revenue Code Section 382.

The Company files income tax returns in the U.S. and several state jurisdictions and are open to review by taxing authorities for the 2016 tax filings and thereafter.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Our policy for recording interest and penalties, if any, associated with audits and uncertain tax positions is to record such items as a component of income tax expense. No uncertain income tax positions are recorded, and we do not expect our uncertain tax position to change during the next twelve months.

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2019	2018
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	1.8%	2.5%
Change in valuation allowance	-23.7%	-24.5%
Tax credits	1.6%	0.4%
Permanent differences	-0.7%	-0.2%
Other	0.0%	0.8%
Total income tax benefit	0.0%	0.0%

Note 17. Subsequent Events

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioT”), a subsidiary of Aptevo which wholly owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioT personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash, subject to certain customary adjustments in respect of Aptevo’s estimates of cash, indebtedness, working capital and transaction expenses of Aptevo BioT as of the closing. Such consideration will be subject to a final post-closing adjustment pursuant to the terms of the Purchase Agreement. From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. The parties also agreed that Aptevo would provide transition services for a limited period of time.

On March 23, 2020, a reverse stock split was approved by a majority vote of the Company's stockholders. No common stock or per share data included in these financial statements has been restated to give effect to the reverse stock split as it has not been effected by our Board of Directors as of the date of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2019, under the headings “Executive Officers,” “Proposal 1 -Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3.	Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.3	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.29	Amendment to Lease Dated April 28, 2003 by and between Selig Real Estate Holdings Eight, LLC and later assigned to SREH 2018 Holdings LLC and Aptevo Research and Development LLC.	10-Q	10.2	November 7, 2019	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Company Name

Date: March 25, 2020	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 25, 2020
Marvin L. White	(Principal Executive Officer)

/s/Jeffrey G. Lamothe	Senior Vice President and Chief Financial Officer	March 25, 2020
Jeffrey Lamothe	(Principal Financial and Accounting Officer)

/s/Fuad El-Hibri	Chairman of the Board of Directors	March 25, 2020
Fuad El-Hibri

/s/Daniel J. Abdun-Nabi	Director	March 25, 2020
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 25, 2020
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 25, 2020
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 25, 2020
Barbara Lopez Kunz

/s/John E. Niederhuber, M.D.	Director	March 25, 2020
John E. Niederhuber, M.D.