Form 10-Q
period 2020-03-31
Aptevo Therapeutics Inc.
filed 2020-05-13
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the number of shares of the registrant’s common stock outstanding was 3,232,811.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,258	$12,448
Prepaid expenses	1,343	1,078
Held for sale assets - current	—	16,309
Other current assets	1,224	160
Total current assets	14,825	29,995
Restricted cash	2,529	7,498
Property and equipment, net	3,629	3,946
Operating lease right-of-use asset	3,504	3,747
Held for sale assets - non-current	—	7,465
Other assets	757	757
Total assets	$25,244	$53,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,001	$6,427
Accrued compensation	1,085	2,870
Current portion of long-term debt	—	19,863
Held for sale liabilities - current	—	8,135
Other current liabilities	907	944
Total current liabilities	6,993	38,239
Operating lease liability	3,099	3,327
Total liabilities	10,092	41,566

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 3,232,811 and 3,234,232 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	45	45
Additional paid-in capital	180,066	179,653
Accumulated deficit	(164,959)	(167,856)
Total stockholders' equity	15,152	11,842
Total liabilities and stockholders' equity	$25,244	$53,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	4,006	6,634
General and administrative	3,616	4,528
Total operating expenses:	7,622	11,162
Other expense:
Other expense, net	275	579
Loss on extinguishment of debt	2,104	—
Net loss from continuing operations	$(10,001)	$(11,741)
Discontinued operations (Note 2):
Income (loss) from discontinued operations	$12,898	$(277)
Net income (loss)	$2,897	$(12,018)

Net loss from continuing operations	$(3.06)	$(7.46)
Net income (loss) from discontinued operations	$3.94	$(0.18)
Basic and diluted net income (loss) per basic share	$0.89	$(7.64)
Weighted-average shares used to compute per share calculations	3,270,089	1,573,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$2,897	$(12,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	413	594
Depreciation and amortization	455	583
Gain on sale of Aptevo BioTherapeutics	(14,338)	—
Loss on extinguishment of debt	2,104	—
Non-cash interest expense and other	137	198
Changes in operating assets and liabilities:
Accounts receivable	—	(581)
Inventories	—	(2,561)
Prepaid expenses and other current assets	(1,329)	121
Operating lease right of use asset	243	211
Accounts payable, accrued compensation and other liabilities	(3,248)	368
Long-term operating lease liability	(228)	(371)
Changes in assets and liabilities held for sale	1,719	—
Sales and rebates discounts	—	(388)
Net cash used in operating activities	(11,175)	(13,844)
Investing Activities
Cash received from sale of Aptevo BioTherapeutics	28,120	—
Purchases of property and equipment	—	(153)
Net cash (used in) provided by investing activities	28,120	(153)
Financing Activities
Payments of long-term debt, including exit and other fees	(22,104)	—
Proceeds of issuance of common stock, warrants, and pre-funded warrants, net	—	20,410
Proceeds from issuance of prefunded warrants	—	21
Value of equity awards withheld for tax liability	—	(58)
Net cash provided by (used in) financing activities	(22,104)	20,373
Increase (decrease) in cash, cash equivalents, and restricted cash	(5,159)	6,376
Cash, cash equivalents, and restricted cash at beginning of period	19,946	38,083
Cash, cash equivalents, and restricted cash at end of period	$14,787	$44,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	3,234,232	$45	$179,653	$(167,856)	$—	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,421)	—	—	—	—	—
Stock-based compensation	—	—	413	—	—	413
Net loss for the period	—	—	—	2,897	—	2,897
Balance at March 31, 2020	3,232,811	$45	$180,066	$(164,959)	$—	$15,152

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	1,629,173	$23	$157,791	$(127,408)	$—	$30,406
Issuance of common stock, pre- funded warrants and warrants, net	1,571,429	22	20,184	—	—	20,206
Issuance of commitment shares of common stock, non-cash transaction	13,991	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	6,138	—	(58)	—	—	(58)
Stock-based compensation	—	—	594	—	—	594
Net loss for the period	—	—	—	(12,018)	—	(12,018)
Balance at March 31, 2019	3,220,730	$45	$178,511	$(139,426)	$—	$39,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer. Before February 28, 2020, we had one revenue-generating product in the area of hematology, IXINITY®.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus Pharma Inc. (“Medexus”), pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioTherapeutics”), a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product, and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income (loss) from discontinued operations, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of  Aptevo BioTherapeutics is presented in income (loss) from discontinued operations in the condensed consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Aptevo BioTherapeutics for additional information.

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2020 and 2019, we had a net income $2.9 million and net loss $12.0 million, respectively. We had an accumulated deficit of $165.0 million as of March 31, 2020. For the three months ended March 31, 2020, net cash used in our operating activities was $11.2 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in 2020.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; and (e) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Sandler, or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties to the financing environment and raising capital due to economic uncertainty.

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

The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for all periods prior to the sale to Medexus). All intercompany balances and transactions have been eliminated.

In March 2020, we effected a 1-for-14 reverse stock split (the “Reverse Split”) of our common stock pursuant to which every 14 shares of our common stock issued and outstanding as of March 26, 2020 were automatically combined into one issued and outstanding share of common stock.  No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.  All share and per share information with respect to our common stock have been restated to reflect the effect of the Reverse Split for all periods presented. Refer to Note 8 for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of equipment, commitments and contingencies, stock-based compensation forfeiture rates, and collectability of receivables. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Other Significant Accounting Policies

Our significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 25, 2020. Our significant accounting policies have not changed materially from the policies previously reported.

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

Adoption of the new standard resulted in determining the tax effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, we did not record a tax expense or benefit in the first quarter of 2020. Refer to Note 2 for additional information.

Note 2. Sale of Aptevo BioTherapeutics

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and the related Hemophilia B business and intellectual property.

From the $30 million payment at closing, Medexus withheld $0.9 million which was deposited with an escrow agent (i) to fund potential payment obligations of Aptevo with respect to the final post-closing adjustment and (ii) to fund potential post-closing indemnification obligations of Aptevo. In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap Financial Trust, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. We recorded a $2.1 million loss on extinguishment of debt in the first quarter of 2020.

The net gain on sale of Aptevo BioTherapeutics, totaling $14.3 million, was calculated as the difference between the fair value of the consideration received for Aptevo BioTherapeutics, less the net carrying value of the assets transferred to Medexus, less the transaction costs incurred and a working capital adjustment.

The following table summarizes the gain on sale (in thousands):

Cash payment received	$29,250
Escrow receivable	750
Total consideration	30,000
Less:
Net carrying value of assets transferred to Medexus	13,376
Transaction costs	1,880
Minimum Transition Services Agreement ("TSA") fund	406
Net gain on sale of business	$14,338

The purchase agreement included a target net working capital of $9.5 million compared to preliminary net working capital sold of $9.1 million. The difference between the target net working capital and the preliminary working capital is due to Medexus. The parties agreed to defer payment of this amount for a period of six months, during which time, the amount will be reduced by the cost of certain transition services performed by Aptevo during the transition service period, as agreed to by both parties (the “Minimum TSA Fund”). At March 31, 2020, the amount due to Medexus in the Minimum TSA Fund was $0.3 million, which we have included in other accrued liabilities in the accompanying balance sheet.

The following table presents a reconciliation of the carrying amounts of assets and liabilities of Aptevo BioTherapeutics held for sale, net in the unaudited condensed consolidated balance sheet (in thousands):

ASSETS	December 31, 2019
Accounts receivable, net	$7,022
Inventories	6,140
Prepaid expenses	3,147
Total current assets, held for sale	16,309

Intangible assets, net	4,420
VAT receivable and deposit	3,045
Total assets held for sale	$23,774
LIABILITIES
Accounts payable and other accrued liabilities	$5,043
Royalties payable	2,018
Accrued payroll	654
Other current liabilities	420
Total current liabilities	$8,135

The following table represents the components attributable to Aptevo BioTherapeutics presented as income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020		2019
Loss from operations	(1,580)	(1)	(277)
Gain on sale of Aptevo BioTherapeutics	14,338		—
Estimated deferred payment from Medexus	140		—
Income (loss) from discontinued operations	$12,898		$(277)

(1)	We note that these amounts include operations of Aptevo BioTherapeutics through February 28, 2020.

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. We recorded an estimated deferred payment due from Medexus of $0.1 million due to activity in the first quarter of 2020. Amortization for Aptevo BioTherapeutics was $0.1 million and $0.2 million in March 31, 2020 and March 31, 2019, respectively. There was no depreciation, capital expenditures or other significant operating or investing non-cash items for the three months ended March 31, 2020 and 2019.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. ASU 2018-18, under ASC 808, clarifies the interactions between Topic 808 and 606. ASU 2018-18 is a targeted amendment to ASC 808 that requires that if the counterparty in a collaborative arrangement is a customer for goods and services that is a distinct unit, the transaction should be considered as revenues from customers. We concluded that because the Collaboration Agreement with Alligator is a cost sharing agreement, there is no revenue and therefore ASU 2018-18 is not applicable to the Collaboration Agreement with Alligator.

For the three months ended March 31, 2020, we recorded an immaterial increase in research and development expense for the three months ended March 31, 2019, we recorded an increase in our research and development expense of less than $0.4 million related to the Collaboration Agreement.

Note 4. Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, it gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety. The three levels of the hierarchy are as follows:

Level 1— Quoted prices in active markets for identical assets and liabilities;

Level 2— Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2020 and December 31, 2019, we had $9.5 million and $12.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2020 and December 31, 2019, we did not have any level two or level three assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, long-term includes $2.5 million securing letters of credit. As of March 31, 2020, we are no longer required to maintain a restricted cash balance of $5.0 million related to the minimum cash covenant included in the Credit and Security Agreement with MidCap Financial Trust, as the debt was repaid on February 28, 2020.

The following table shows our cash, cash equivalents and long-term restricted cash as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in thousands)	2020	2019
Cash	$2,717	$4,954
Cash equivalents	9,541	7,494
Restricted cash	2,529	7,498
Total cash, cash equivalents, and restricted cash	$14,787	$19,946

Note 6. Debt

On February 28, 2020, we repaid the entire amount outstanding under the Credit and Security Agreement with MidCap Financial Trust from the proceeds of the sale of Aptevo BioTherapeutics to Medexus.  In addition to the outstanding principal of $20 million, we paid $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. We recorded an adjustment of $0.1 million related to unamortized loan initiation fees and a $2.1 million loss on extinguishment of debt in the first quarter of 2020.

Note 7. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023. The lease was further amended effective August 2019 to reduce the square footage of our rented area.

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

For the three months ended March 31, 2020, we recorded $0.1 million related to variable expenses.

Equipment Leases - Operating

As of March 31, 2020, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of March 31, 2020, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The remaining term of this lease is five months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the three months ended March 31, 2020.

Components of lease expense:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$395	$335
Finance lease cost:
Amortization of right-of-use assets	2	1
Interest on lease liabilities	—	1
Total lease cost	$397	$337

Supplemental cash flows information related to leases is as follows:

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Operating leases, excluding Seattle office lease	$404	$241
Seattle office lease, including amendment	3,291	3,506
Total operating leases	$3,695	$3,747

The long-term portion of the lease liabilities included in the amounts above is $3.1 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

Lease payments:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2020	2019
For operating leases	$418	$434

As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.02 years and 14.55%.

Note 8. Reverse Stock Split

On March 11, 2020, we held a Special Meeting of Stockholders at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse split of the Aptevo’s common stock at a ratio ranging from 1-for-2 to 1-for-20, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meeting. The specific 1-for-14 reverse split ratio was subsequently approved by the Board on March 23, 2020. On March 26, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of the Company’s outstanding common stock.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

We have adjusted all common stock and stock equivalent figures retroactively in this Form 10-Q for all periods presented to reflect the reverse stock split.

Note 9. Net Income (Loss) per Share

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is loss from continuing operations or income from discontinued operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Net loss from continuing operations	$(10,001)	$(11,741)
Income (loss) from discontinued operations	12,898	(277)
Net income (loss)	$2,897	$(12,018)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(3.06)	$(7.46)
Net income (loss) from discontinued operations	$3.94	$(0.18)
Net income (loss) per basic share	$0.89	$(7.64)
Weighted-average shares used to compute per share calculations	3,270,089	1,573,233

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Warrants	1,571	1,571
Outstanding options to purchase common stock	389	293
Unvested RSUs	12	—

Note 10. Equity

Common Stock

On March 11, 2019, we completed a public offering of common stock and warrants, as follows:

•

for a combined public offering price of $14.00 per share of common stock and related warrants, 1,417,857 shares of common stock and related warrants with a 5-year life to purchase up to 1,417,857 shares of common stock at an exercise price of $18.20 per share,

•

for a combined public offering price of $13.86 per pre-funded warrant and related warrant, pre-funded warrants with a 10-year life to purchase up to 153,571 shares of common stock at an exercise price of $0.14 per share and related warrants with a 5-year life to purchase up to 153,571 shares of common stock at an exercise price of $18.20 per share. These pre-funded warrants were exercised on March 21, 2019.

We received net proceeds of $20.2 million, net of transaction costs, as a result of this offering.

For the three months ended March 31, 2019, we issued 6,138 shares of common stock due to the vesting of RSUs. In addition, pursuant to our purchase agreement with Lincoln Park, we issued 13,991 of commitment shares in a non-cash transaction during the three months ended March 31, 2019.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued no shares under the Equity Distribution Agreement in the first quarter of 2020.

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions, Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (2016 SIP). A total of 0.2 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

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

RSUs issued under the 2016 SIP provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted to employees under the 2016 SIP generally provide for time-based vesting over a twelve-month to three-year period, although certain employees may be awarded RSUs with different time-based vesting criteria. Prior to vesting, RSUs granted under the 2016 SIP do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.

The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Board) on the vesting date.

On May 31, 2017, at the 2017 Annual Meeting of Stockholders (Annual Meeting), the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 0.1 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of March 31, 2020, there are 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Research and development	$170	$251
General and administrative	243	343
Total stock-based compensation expense	$413	$594

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2020	2019
Expected dividend yield	0.00%	0.00%
Expected volatility	83.64%	75.00%
Risk-free interest rate	1.42%	2.52%
Expected average life of options	5 years	7 years

Management has applied an estimated forfeiture rate of 8% for the three months ended March 31, 2020 and 10% for the three months ended March 31, 2019.

The following is a summary of option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2019	334,938	$29.89	7.28	$—
Granted	94,538	6.97	—	—
Forfeited	(40,849)	21.24	—	—
Outstanding at March 31, 2020	388,627	$25.77	7.32	$—
Exercisable at March 31, 2020	191,446	$36.05	5.27	$—

As of March 31, 2020, we had $1.6 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.6 years. The weighted average remaining contractual life of outstanding and exercisable options is  5.3 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2020 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter. As the exercise price for all outstanding options as of March 31, 2020 exceeded the closing stock price of Aptevo’s common stock on that date, the aggregate intrinsic value is zero.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2020:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2019	17,458	$8.06	$—
Forfeited	(5,103)	8.06	—
Outstanding at March 31, 2020	12,355	$8.06	$61,655
Expected to Vest	12,355	$8.06	$61,655

As of March 31, 2020, there was $0.06 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants have a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our consolidated balance sheet. As of March 31, 2020, there were warrants to purchase 1,571,429 shares of common stock outstanding.

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

Overview

We are a clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on our versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer and autoimmunity. We previously had one revenue-generating product in the area of hematology, IXINITY, which sold to Medexus Pharma, Inc. (“Medexus”) on February 28, 2020.

For the three months ended March 31, 2020, we had net income of $2.9 million, compared to the three months ended March 31, 2019, when we had a net loss $12.0 million. We had an accumulated deficit of $165.0 million as of March 31, 2020. For the three months ended March 31, 2020, net cash used in our operating activities was $11.2 million. Our net income during the three months ended March 31, 2020 was the result of our gain recognized on the sale of IXINITY and related Hemophilia B business.

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioTherapeutics”), a wholly-owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.  Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on our operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income from the discontinued operations, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of Aptevo BioTherapeutics is presented in income (loss) from discontinued operations in the consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Aptevo BioTherapeutics to the accompanying financial statements for additional information.

A novel strain of coronavirus, COVID-19 has spread through the world, including the United States.  We have experienced and may experience additional disruptions that could severely impact our business and clinical trials, including:

•	limitation of company operations, including work from home policies and office closures;
•	delays or difficulties in receiving deliveries of critical experimental materials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or difficulties to the financing environment and raising capital due to economic uncertainty;
•	delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and
•

limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, such as because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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

Corporate Highlights:

•

Continued enrollment in a dose escalation Phase 1/1b open-label clinical study of APVO436 in patients with Acute Myeloid Leukemia (AML) and High-Grade Myelodysplastic Syndrome; enrollment in Cohort 6 ongoing

•	Announced the selection of APVO436 for inclusion in the Leukemia & Lymphoma Society’s Beat AML Master Clinical Trial; APVO436 being evaluated in patients newly diagnosed with AML
•

Sold worldwide rights to IXINITY to Medexus for an upfront payment to Aptevo of $30 million; potential milestone payments totaling up to $11 million; and the opportunity to receive significant deferred payments on future U.S. and Canadian net sales of IXINITY

•	Fully repaid Aptevo’s $20 million term debt facility with MidCap Financial in February 2020 establishing a debt-free balance sheet
•	Completed a 1-for-14 reverse stock split of Aptevo’s outstanding common stock

Results of Operations

Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to Aptevo BioTherapeutics, which has been separated from continuing operations and reflected as a discontinued operation.  See Note 2 – Sale of Aptevo BioTherapeutics to the accompanying financial statements for additional information.

Comparison of the three months ended March 31, 2020 and March 31, 2019

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

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring, and key non-clinical activities due to COVID-19. While programs are still in the pre-clinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in pre-clinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three months ended March 31, 2020 and 2019 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$976	$953	$23
Other	60	1,156	(1,096)
Total clinical programs	1,036	2,109	(1,073)

Preclinical program, general research and discovery	2,970	4,526	(1,556)
Total	$4,006	$6,635	$(2,629)

Research and development expenses decreased by $2.6 million, to $4.0 million for the three months ended March 31, 2020 from $6.6 million for the three months ended March 31, 2019. Research and development expenses decreased primarily due to decreased spending for our preclinical, general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated. We also decreased expenses for other clinical programs, including lower costs for programs discontinued in 2019, such as APVO210 which was discontinued in October 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended March 31, 2020, general and administrative expenses decreased by $0.9 million, or 20%, to $3.6 million from $4.5 million for March 31, 2019. This decrease was primarily due to reduced personnel and professional services costs.

Other Expense

Other expense consists primarily of interest on debt. For the three months ended March 31, 2020, other expense increased due to a loss on extinguishment of debt of $2.1 million, which consists of interest, exit, prepayment, and legal fees recognized during the three months ended March 31, 2020. There is no comparable activity in 2019.  Other expense decreased from $0.6 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020 due primarily to a decrease in the number of months during the quarter in which debt was outstanding.

Discontinued Operations

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and the related Hemophilia B business and intellectual property.

In connection with the sale of Aptevo BioTherapeutics, we recognized net income from discontinued operations totaling $12.9 million. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million and net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020. The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•	Research and development expenses
•	Stock-based compensation

Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of March 31, 2020, we had cash, and cash equivalents in the amount of $12.3 million and restricted cash of $2.5 million.

In February 2020, we used $22.1 million from the proceeds of the sale of Aptevo BioTherapeutics to Medexus to repay in full our term debt facility with MidCap Financial Trust, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. Repayment of the debt relieved us of our obligation to keep $5 million of cash restricted related to the agreement with MidCap.

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	For the March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,175)	$(13,844)
Investing activities	28,120	(153)
Financing activities	(22,104)	20,373
Increase (decrease) in cash, cash equivalents, and restricted cash	$(5,159)	$6,376

Net cash used in operating activities of $11.2 million for the three months ended March 31, 2020 was primarily due to our net income of $2.9 million, gain on sale of Aptevo BioTherapeutics of $14.3 million, and changes in working capital accounts. Net cash used in operating activities of $13.8 million for the three months ended March 31, 2019 was primarily due to our net loss of $12.0 million, and changes in working capital accounts.

Net cash provided by investing activities for the three months ended March 31, 2020, was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees. For the three months ended March 31, 2019, the largest components of the cash used in investing activities were purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2020 is primarily due to the $22.1 million repayment of long-term debt. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to the proceeds received from the issuance of common stock and purchase of warrants exercised.

Sources of Liquidity

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued no additional shares under the Equity Distribution Agreement in the first quarter of 2020. Following prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park. Pursuant to the purchase agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Pursuant to this purchase agreement, we issued 13,991 commitment shares of common stock in the first quarter of 2019 and none in the first quarter of 2020.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. We have not purchased any shares under the Purchase Agreement through the first quarter of 2020.

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

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net income of $2.9 million and net loss of $12.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We had cash and cash equivalents of $12.3 million, restricted cash of $2.5 million and an accumulated deficit of $165.0 million as of March 31, 2020.

For the three months ended March 31, 2020, net cash used in our operating activities was $11.2 million.

Our results of operations will be highly dependent on our research and development and general and administrative spending. Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments from Medexus due to the environment, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our ability to continue as a going concern will require us to obtain additional financing, enter into strategic alliances and/or sell assets.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Partner or sell a portion or all rights to any of our assets to secure potential additional non-dilutive funds.
•

Raise funding through the possible additional sales of our common stock, through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Sandler or other public or private equity financings.

•	Establish credit lines or other debt financing sources.

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

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY; and
•	our ability to continue as a going concern.

If we are unable to raise substantial additional capital in the next year, whether on terms that are acceptable to us or at all, then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of other activities that may be necessary to commercialize our product candidates, if approved.

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners.

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

Contractual Obligations

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Our purchase obligation for the Beat AML Master Clinical Trial totals $8.1 million over the next four years. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed on March 25, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2020 and 2019, we had net income of $2.9 million and net losses of $12.0 million, respectively. As of March 31, 2020, we had an accumulated deficit of $165.0 million. Our net income during the three months ended March 31, 2020 was the result of our gain recognized on the sale of IXINITY and related Hemophilia B business to Medexus.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU, 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through March 2021. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash in the amount of $14.8 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%. Including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation. If we are not able to secure adequate additional funding, we may need to make additional reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sale of IXINITY;
•	the ability to comply with the continued listing requirements of the Nasdaq Capital Market and the risk that our common shares will be delisted if we cannot do so;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;

•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities; and
•	the costs of commercialization activities, including product marketing, sales and distribution

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $17.3 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 1,571,429 shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Current economic conditions may make it difficult to obtain additional financing on attractive terms, or at all. Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. These and other factors may make it difficult for us to forecast our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our future income will be dependent on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in the payment of milestone and deferred payments.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments as the result of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. We no longer control the development, marketing and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to COVID-19, we may experience potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. The failure of Medexus to perform as expected under the purchase agreement, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments and negatively impact our future financial and operating results.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.

The nature of our business exposes us to potential liability inherent in pharmaceutical products, including with respect to the testing of our product candidates in clinical trials and any product candidates that we successfully develop. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell any products that we successfully develop. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for study or commercial sale. We cannot predict the frequency, outcome or cost to defend any such claims.

If we cannot successfully defend ourselves against future claims that our product candidates caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	adverse publicity and/or injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	decreased demand or withdrawal of an approved product;
•	loss of revenue; and
•	an inability to commercialize products that we may develop.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our Chief Scientific Officer, Jane Gross Ph.D., or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. A novel strain of coronavirus, COVID-19 has spread through the world, including the United States.  We have experienced and may experience an impact on the health of key personnel due to COVID-19.

We may be subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.

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

As of December 31, 2019, we had approximately $28.2 million and $3.0 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2028 for federal purposes and 2029 for state tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provision of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not assessed whether such an ownership change has previously occurred, including as a result of our March 2019 public offering of common stock and warrants. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

A novel strain of coronavirus, COVID-19 has spread through the world, including the United States.  We have experienced and may experience additional disruptions that could severely impact our business and clinical trials, including:

•	limitation of company operations, including work from home policies and office closures;
•	delays or difficulties in receiving deliveries of critical experimental materials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or difficulties to the financing environment and raising capital due to economic uncertainty;
•	delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and
•

limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, such as because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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

Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our other product candidates. If such an event occurs, a number of potentially significant negative consequences may result, including:

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

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. For example, Dr. Scott Stromatt, our former full-time Chief Medical Officer, is now providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Stromatt and these other third parties for successful execution of our clinical and non-clinical trials, but we do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plan and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. In addition, business disruptions arising from the COVID-19 pandemic could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service provider that conduct our clinical and non-clinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.

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

Commercialization Risks

Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to discover, develop, and obtain marketing approval for our product candidates.

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. In addition, in October 2019, we announced our decision to discontinue development of APVO210, a novel investigational bispecific antibody candidate under development for the treatment of autoimmune diseases. The decision followed the review of data from Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition.

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

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors have greater resources and may devote greater resources to research and develop their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb Foundation, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

The loss of any of our third-party manufacturers, or delays or problems in the manufacture our product candidates, could result in product shortages delays in clinical development.

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

All of our current product candidates are biologics. Our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Due to COVID-19, our third-party manufacturers may experience difficulties that impact our product candidates.

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

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. Due to COVID-19, our third-party manufacturers may experience difficulties that impact our product candidates. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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

Certain of our product candidates previously in development experienced regulatory and/or clinical setbacks. Clinical development has been discontinued for product candidates otlertuzumab, APVO414, and APVO210. Both APVO414 and APVO210 were discontinued after patients developed anti-drug antibodies (ADA). Most recently, in 2019, we elected to discontinue the APVO210 development program following the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.   Although we have re-designed certain components of the ADAPTIR platform based on what we have learned in prior clinical, trials, there is no guarantee that the occurrence of ADA or other clinical setbacks will not occur in the development of our existing and future ADAPTIR product candidates.

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

We may not be able to obtain issued patents relating to our technology or product candidates. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our product candidates. Further, patents may lapse prior to the regulatory approval of the underlying product in one or more territories. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and product candidates could be adversely affected.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. The impact of COVID-19 also poses an increased security risk, due to the mandatory remote working orders. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact our development and commercialization of our product candidates, which could adversely impact our business. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR and the California Consumer Privacy Act of 2018, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance. Due to COVID-19, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

In connection with our separation from Emergent, we and Emergent agreed to indemnify the other party for certain liabilities. The Emergent indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Emergent will be allocated responsibility, and Emergent may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation agreement and certain other agreements with Emergent, Emergent has agreed to indemnify us for certain liabilities, and we agreed to indemnify Emergent for certain liabilities. Indemnities that we may be required to provide Emergent are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Emergent has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from Emergent may not be sufficient to protect us against the full amount of such liabilities, and Emergent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Emergent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition. Due to COVID-19, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

Risks Related to Our Common Stock

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.29 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of COVID-19 and its impact on the global economy. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	investor perceptions or negative announcements by our competitors, suppliers or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses and results of clinical and non-clinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of COVID-19 or similar global health challenges;
•	general industry conditions and domestic and worldwide financial, economic and political instability; and
•	the other factors described in this “Risk Factors” section.

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

Future issuances of common stock may include (i) any sale of up to the remaining $17.3 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park, entered into in December 2018 and (iii) the issuance of up to 1,571,429 shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

2.1	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: May 13, 2020	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 13, 2020	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer