Form 10-Q
period 2020-06-30
Aptevo Therapeutics Inc.
filed 2020-08-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the number of shares of the registrant’s common stock outstanding was 3,232,811.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,599	$12,448
Restricted cash - current	1,862	—
Royalty receivable	288	—
Prepaid expenses	641	1,078
Held for sale assets - current	—	16,309
Other current assets	98	160
Total current assets	10,488	29,995
Restricted cash - non-current	693	7,498
Property and equipment, net	3,320	3,946
Operating lease right-of-use asset	3,251	3,747
Held for sale assets - non-current	—	7,465
Other assets	757	757
Total assets	$18,509	$53,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,662	$6,427
Accrued compensation	1,419	2,870
Current portion of long-term debt	—	19,863
Held for sale liabilities - current	—	8,135
Other current liabilities	921	944
Total current liabilities	7,002	38,239
Operating lease liability	2,857	3,327
Total liabilities	9,859	41,566

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 3,232,811 and 3,234,232 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	45	45
Additional paid-in capital	180,367	179,653
Accumulated deficit	(171,762)	(167,856)
Total stockholders' equity	8,650	11,842
Total liabilities and stockholders' equity	$18,509	$53,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Royalty revenue	473	—	473	—
Operating expenses:
Research and development	(4,440)	(6,125)	(8,446)	(12,759)
General and administrative	(2,840)	(4,279)	(6,456)	(8,807)
Total operating expenses:	(7,280)	(10,404)	(14,902)	(21,566)
Other income (expense), net	4	(436)	(271)	(1,015)
Loss on extinguishment of debt	—	—	(2,104)	—
Net loss from continuing operations	$(6,803)	$(10,840)	$(16,804)	$(22,581)
Discontinued operations:
Income (loss) from discontinued operations	$—	$(2,492)	$12,898	$(2,769)
Net income (loss)	$(6,803)	$(13,332)	$(3,906)	$(25,350)

Net loss from continuing operations per share	$(2.10)	$(3.37)	$(5.14)	$(8.69)
Net income (loss) from discontinued operations per share	$—	$(0.77)	$3.95	$(1.07)
Basic and diluted net loss per basic share	$(2.10)	$(4.14)	$(1.19)	$(9.76)
Weighted-average shares used to compute per share calculations	3,232,811	3,221,074	3,269,410	2,598,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(3,906)	$(25,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	714	995
Depreciation and amortization	764	1,156
Gain on sale of Aptevo BioTherapeutics	(14,338)	—
Loss on extinguishment of debt	2,104	—
Non-cash interest expense and other	137	310
Changes in operating assets and liabilities:
Royalty receivable	(288)	—
Accounts receivable	—	(2,158)
Inventories	—	(5,182)
Prepaid expenses and other current assets	499	2,270
Operating lease right of use asset	496	428
Accounts payable, accrued compensation and other liabilities	(3,239)	(1,246)
Long-term operating lease liability	(470)	(607)
Changes in assets and liabilities held for sale	1,719	—
Sales rebates and discounts	—	(351)
Net cash used in operating activities	(15,808)	(29,735)
Investing Activities
Cash received from sale of Aptevo BioTherapeutics	28,120	—
Purchases of property and equipment	—	(153)
Net cash (used in) provided by investing activities	28,120	(153)
Financing Activities
Payment of long-term debt, including exit and other fees	(22,104)	—
Proceeds of issuance of common stock, warrants, and pre-funded warrants, net	—	20,297
Proceeds from the exercise of pre-funded warrants	—	21
Payment of tax liability for vested equity awards	—	(58)
Net cash provided by (used in) financing activities	(22,104)	20,260
Decrease in cash, cash equivalents, and restricted cash	(9,792)	(9,628)
Cash, cash equivalents, and restricted cash at beginning of period	19,946	38,083
Cash, cash equivalents, and restricted cash at end of period	$10,154	$28,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	3,232,811	$45	$180,066	$(164,959)	$15,152
Stock-based compensation	—	—	301	—	301
Net loss for the period	—	—	—	(6,803)	(6,803)
Balance at June 30, 2020	3,232,811	$45	$180,367	$(171,762)	$8,650
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	3,220,730	$45	$178,511	$(139,426)	$39,130
Common stock issued upon vesting of restricted stock units	616	—	—	—	—
Stock-based compensation	—	—	401	—	401
Net loss for the period	—	—	—	(13,332)	(13,332)
Balance at June 30, 2019	3,221,346	$45	$178,912	$(152,758)	$26,199
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,232	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,421)	—	—	—	—
Stock-based compensation	—	—	714	—	714
Net loss for the period	—	—	—	(3,906)	(3,906)
Balance at June 30, 2020	3,232,811	$45	$180,367	$(171,762)	$8,650
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	1,629,173	$23	$157,791	$(127,408)	$30,406
Issuance of common stock, pre- funded warrants and warrants, net	1,571,429	22	20,184	—	20,206
Issuance of commitment shares of common stock, non-cash transaction	13,991	—	—	—	—
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	6,753	—	(58)	—	(58)
Stock-based compensation	—	—	995	—	995
Net loss for the period	—	—	—	(25,350)	(25,350)
Balance at June 30, 2019	3,221,346	$45	$178,912	$(152,758)	$26,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a research and development and clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus Pharma Inc. (“Medexus”), pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioTherapeutics”), a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY product and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income (loss) from discontinued operations, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of  Aptevo BioTherapeutics is presented in income (loss) from discontinued operations in the condensed consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Aptevo BioTherapeutics for additional information.

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raised substantial doubt about our ability to continue as a going concern in prior periods. We believe that our existing cash resources, the cash to be generated from future royalty and deferred payments, and the new Credit Agreement of $25 million with Midcap Financial Trust, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We expect to raise additional funds to support our operating and capital needs in 2021.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) potential decreases in our expected royalty payments from Pfizer with respect to RUXIENCE; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties to the financing environment and raising capital due to economic uncertainty.

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

The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for the period prior to the sale to Medexus). All intercompany balances and transactions have been eliminated.

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

Significant Accounting Policies

Revenue Recognition - Royalties, Deferred Payments and Milestones

We are entitled to receive royalty revenue from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE®. The payment from Pfizer relates to an agreement acquired by Aptevo as part of its spin-off from Emergent BioSolutions in 2016, which applies a fixed royalty rate of 2.5% on net sales in the United States, European Union, and Japan. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent BioSolutions Inc.,) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the CD20 biosimilar. CD20 biosimilar product payments to Aptevo are due within 60 days after the end of each quarter. We do not have future performance obligations under this agreement. We apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by Pfizer are recognized in the quarter the product is sold. Pfizer generally reports sales information to us within 60 days of quarter end.  Unless we receive finalized sales information for the respective quarter, we estimate the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter.

We are entitled to receive future deferred payments and future milestone payments from Medexus.  The payments from Medexus constitute contingent consideration related to our sale of IXINITY in 2020, which is treated as a discontinued operation in the accompanying statement of operations.  We treat contingent consideration arising from discontinued operations as gain contingencies in accordance with ASC 450-30, whereby such gain contingencies usually are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized or realizable. As Medexus communicates payment amounts and sales details subsequent to quarter-end and there is uncertainty as to the amount of the payment before quarter-end, we record deferred payments in the quarter the payment is received.

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

Recently Adopted Accounting Pronouncements

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

Adoption of the new standard resulted in determining the tax effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, we did not record a tax expense or benefit in the first or second quarter of 2020. Refer to Note 2 for additional information.

Note 2. Sale of Aptevo BioTherapeutics

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY product and the related Hemophilia B business and intellectual property.

From the $30 million payment at closing, Medexus withheld $0.8 million, which we collected in full on June 29, 2020, from the escrow account for working capital adjustments.  In addition to the payment received at closing, Aptevo may also earn milestone and deferred payments from Medexus in the future. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap Financial Trust, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. We recorded a $2.1 million loss on extinguishment of debt in the first quarter of 2020.

The net gain on sale of Aptevo BioTherapeutics, totaling $14.3 million, was calculated as the difference between the fair value of the consideration received for Aptevo BioTherapeutics, less the net carrying value of the assets transferred to Medexus, less the transaction costs incurred and a working capital adjustment.

The following table summarizes the gain on sale (in thousands):

Cash payment received	$29,250
Escrow receivable	750
Total consideration	30,000
Less:
Net carrying value of assets transferred to Saol	13,376
Transaction costs	1,880
Minimum Transition Services Agreement ("TSA") fund	406
Net gain on sale of business	$14,338

The purchase agreement included a target net working capital of $9.5 million compared to preliminary net working capital sold of $9.1 million. The difference between the target net working capital and the preliminary working capital was due to Medexus. The parties agreed to defer payment of this amount for a period of six months, during which time, the amount will be reduced by the cost of certain transition services performed by Aptevo during the transition service period, as agreed to by both parties (the “Minimum TSA Fund”). At June 30, 2020, we no longer have a future obligation to Medexus related to working capital and the amount due from Medexus in the Minimum TSA Fund was $0.1 million, which we have included in other current assets in the accompanying balance sheet.

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

The following table represents the components attributable to Aptevo BioTherapeutics presented as income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss from operations	$—	$(2,492)	$(1,580)	$(2,769)
Gain on sale of Aptevo BioTherapeutics	—	—	14,338	—
Deferred payment from Medexus	—	—	140	—
Income (loss) from discontinued operations	$—	$(2,492)	$12,898	$(2,769)

Medexus communicated their second quarter 2020 net IXINITY sales to Aptevo in July and expects to make a deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo of approximately $0.2 million. As such, we will record the deferred payment amount related to Medexus’ second quarter sales of IXINITY as a gain when collected.

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

Alligator and Aptevo have initiated discussions with potential partners for the clinical development and commercialization of ALG.APV-527. The parties, Alligator and Aptevo, have delayed moving ALG.APV-527 into the clinic to focus on partnering efforts.

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

For the three and six months ended June 30, 2020, we recorded an immaterial increase in research and development expense. For the three and six months ended June 30, 2019, we recorded a decrease in our research and development expense of $0.1 million and $0.5 million, respectively, related to the collaboration arrangement.

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

At June 30, 2020 and December 31, 2019, we had $5.6 million and $12.5 million in money market funds, respectively. Money market funds are level one balances as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2020, and December 31, 2019, we did not have any level two or level three assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash includes $2.6 million securing letters of credit. $1.9 million of the $2.6 million restricted cash balance mature by the end of the second quarter of 2021, therefore, we have classified them as restricted cash, current on the balance sheet.

The following table shows our cash, cash equivalents and long-term restricted cash as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Cash	$2,025	$4,954
Cash equivalents	5,574	7,494
Restricted cash, current	1,862	—
Restricted cash, long-term	693	7,498
Total cash, cash equivalents, and restricted cash	$10,154	$19,946

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

On August 5, 2020, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust. The Credit Agreement provided us with $25 million of available borrowing capacity. Refer to Note 12 – Subsequent Events for further details.

Note 7. Leases

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

For the three and six months ended June 30, 2020, we recorded $0.2 million and $0.3 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of June 30, 2020, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of June 30, 2020, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The remaining term of this lease is four months and has a remaining expense obligation of less than $0.1 million. There were no financing lease payments in the three months or six months ended June 30, 2020.

Components of lease expense:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2020	2020	2019	2019
Operating lease cost	$395	$790	$399	$734
Finance lease cost:
Amortization of right-of-use assets	2	3	2	3
Interest on lease liabilities	—	—	—	1
Total lease cost	$397	$793	$401	$738

Right of use assets acquired under operating leases:

	As of June 30,	As of June 30,
(in thousands)	2020	2019
Operating leases, excluding Seattle office lease	$349	$345
Seattle office lease, including amendment	3,067	4,347
Total operating leases	$3,416	$4,692

The long term portion of the lease liabilities included in the amounts above is $2.9 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

Lease payments:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2020	2019
For operating leases	$788	$868

As of June 30, 2020, the weighted average remaining lease term and weighted discount rate for operating leases was 2.8 years and 14.54%.

Note 8. Reverse Stock Split

On March 11, 2020, we held a Special Meeting of Stockholders at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse split of Aptevo’s common stock at a ratio ranging from 1-for-2 to 1-for-20, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meeting. The specific 1-for-14 reverse split ratio was subsequently approved by the Board on March 23, 2020. On March 26, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of the Company’s outstanding common stock.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(6,803)	$(10,840)	$(16,804)	$(22,581)
Income (loss) from discontinued operations	-	(2,492)	12,898	(2,769)
Net loss	$(6,803)	$(13,332)	$(3,906)	$(25,350)
Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(2.10)	$(3.37)	$(5.14)	$(8.69)
Net income (loss) from discontinued operations	$—	$(0.77)	$3.95	$(1.07)
Basic and diluted net loss per basic share	$(2.10)	$(4.14)	$(1.19)	$(9.76)
Weighted-average shares used to compute per share calculations	3,232,811	3,221,074	3,269,410	2,598,552

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	As of June 30,
(in thousands)	2020	2019
Warrants	1,571	1,571
Outstanding options to purchase common stock	340	294
Unvested RSUs	12	—

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

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued no shares under the Equity Distribution Agreement in the first or second quarter of 2020.

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) under the Converted Plan and were adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of June 30, 2020, there are 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$114	$121	$284	$372
General and administrative	187	280	430	623
Total stock-based compensation expense	$301	$401	$714	$995

The Company accounts for stock- based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award of the grant date. The Company recognized the compensation expense over the vesting period.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. We note that there were no stock options granted in the three months ended June 30, 2020. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	0.00%	75.00%	83.64%	75.00%
Risk-free interest rate	0.00%	1.94%	1.42%	2.43%
Expected average life of options	6 years	6 years	6 years	6 years

Management has applied an estimated forfeiture rate of 8% for the three and six months ended June 30, 2020 and 10% for the three and six months ended June 30, 2019.

The following is a summary of option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2019	334,938	$29.89	7.28	$—
Granted	94,538	6.97	—	—
Forfeited	(89,459)	23.34	—	—
Outstanding at June 30, 2020	340,017	$26.10	7.25	$106,027
Exercisable at June 30, 2020	182,291	$36.24	5.58	$—

As of June 30, 2020, we had $1.1 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.5 years. The weighted average remaining contractual life of outstanding and exercisable options is 5.6 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2020 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2020:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2019	17,458	$8.06	$—
Forfeited	(5,469)	8.06	—
Outstanding at June 30, 2020	11,989	$8.06	$52,629
Expected to Vest	11,989	$8.06	$52,629

As of June 30, 2020, there was $0.05 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.014 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheet. As of June 30, 2020, there were 1,571,429 warrants outstanding.

Note 11. Stock Option Exchange

On June 29, 2020, Aptevo commenced a voluntary employee and directors stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees, directors and certain consultants to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $21.00 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, we closed the exchange program and accepted all exchanged outstanding options on July 27, 2020. The stock option exchange program was approved at the Company’s annual shareholder meetings on May 27, 2020.

Pursuant to the Exchange Offer, 52 Eligible Holders elected to exchange Eligible Options, and the Company accepted for cancellation Eligible Options to purchase an aggregate of 200,016 shares of the Company’s common stock, representing approximately 96% of the total shares of Common Stock underlying the Eligible Options. On July 27, 2020, immediately following the expiration of the Exchange Offer, the Company granted New Options to purchase 84,900 shares of Common Stock, pursuant to the terms of the Exchange Offer and the Company’s 2018 Stock Incentive Plan. We may record an immaterial additional compensation cost related to the exchange as the estimated fair value of the new options may slightly exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. We will recognize the remaining unamortized compensation cost related to the exchanged options over the vesting period of the new options.

Note 12. Subsequent Events

On August 5, 2020, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The full $25 million was drawn on the closing date of the Credit Agreement. The MidCap loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap.  The loan includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

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

Overview

We are a research and development and clinical-stage biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on our versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer and autoimmunity. We previously had one revenue-generating product in the area of hematology, IXINITY, which sold to Medexus Pharma, Inc. (“Medexus”) on February 28, 2020.

For the three and six months ended June 30, 2020, we had a net loss of $6.8 million and $3.9 million, respectively, compared to the three and six months ended June 30, 2019, when we had a net loss $13.3 million and $25.4 million, respectively. We had an accumulated deficit of $171.8 million as of June 30, 2020. For the six months ended June 30, 2020, net cash used in our operating activities was $15.8 million.

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioTherapeutics”), a wholly-owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY product and related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.  Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on our operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income from the discontinued operations, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of Aptevo BioTherapeutics, as well as deferred payments and milestones, is presented in income (loss) from discontinued operations in the consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately.

In July 2020, we announced that we engaged Piper Sandler & Co to sell our RUXIENCE and IXINITY royalty stream and deferred payments and milestones, respectively. Aptevo is entitled to receive a  CD20 biosimilar product (royalty) payments from Pfizer Inc. of 2.5% of net sales of RUXIENCE in the United States, European Union, and Japan. The royalty term runs for seven years, until early 2027, and payments are due quarterly. Additionally, Aptevo is entitled to receive deferred payments from Medexus Pharmaceuticals Inc. pertaining to the net sales of IXINITY in the United States and Canada. The royalty term runs for up to fifteen years, until early 2035, and payments are due quarterly. Additionally, milestone payments totaling up to $11 million may be earned related to certain regulatory and commercial achievements.

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

•	potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	potential impacts on our future CD20 biosimilar product payments from Pfizer due to the environment which may impact Pfizer’s ability to continue to successfully commercialize RUXIENCE;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and
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

Corporate Highlights:

•

Continued enrollment in a dose escalation Phase 1/1b open-label clinical study of APVO436 in patients with Acute Myeloid Leukemia (AML) and High-Grade Myelodysplastic Syndrome; enrollment in Cohort 6 is complete.

•

Announced new preclinical data for ALG.APV-527 at the PEGS Virtual Interactive Global Summit on June 10, 2020 that ALG.APV-527  induces a potent primary anti-tumor response and memory response to 5T4 expressing tumors in preclinical animal studies, but does not induce systemic T-cell activation at high doses which were observed in a urelumab analogue in a side-by-side comparison.

•

Recorded $0.5 million of RUXIENCE royalty payments from Pfizer related to first half sales of the product in the U.S. and Japan. We receive a 2.5% royalty on net sales of RUXIENCE in the United States, Japan, and European Union for a term of seven years.

•	Collected in full the $0.8 million placed into an escrow account for working capital adjustments, as part of the sale of Aptevo BioTherapeutics to Medexus Pharmaceuticals.
•

Received $0.1 million of deferred payments (royalties) from Medexus Pharmaceuticals related to sales of IXINITY for the first quarter of 2020.  Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%.  We expect to receive an estimated royalty of $0.2 million which will be recorded in our third quarter financial statements.

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

Comparison of the three and six months ended June 30, 2020 and June 30, 2019

Royalty Revenue

Royalty revenue increased by $0.5 million for the three months ended June 30, 2020. This increase is related to a 2.5% royalty we are entitled to receive from Pfizer related to sales of RUXIENCE (rituximab biosimilar) which was approved by the FDA in July 2019 and launched by Pfizer in the United States and Japan in early 2020. The payment from Pfizer relates to an agreement acquired by Aptevo as part of our spin-off from Emergent BioSolutions in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent BioSolutions, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through the first quarter of 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. We commenced recognizing royalty revenue related to this agreement with Pfizer and the sales of RUXIENCE in the second quarter of 2020. We note that the $0.5 million recorded is the payment received related to first quarter sales and an estimate for second quarter sales of RUXIENCE. There is no comparable prior period royalty revenue.

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

Our research and development expenses include:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	external research and development expense incurred under agreements with third-party contract research organizations (CROs) and investigative sites;
•	manufacturing expenses and material for third-party manufacturing; and
•	overhead costs such as rent, utilities and depreciation.

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

Our research and development expenses by program for the three and six months ended June 30, 2020 and 2019 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$1,300	$870	$430
Other	163	1,119	(956)
Total clinical programs	1,463	1,989	(526)

Preclinical program, general research and discovery	2,977	4,136	(1,159)
Total	$4,440	$6,125	$(1,685)

	For the Six Months Ended June 30,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$2,276	$1,823	$453
Other	223	2,275	(2,052)
Total clinical programs	2,499	4,098	(1,599)

Preclinical program, general research and discovery	5,947	8,661	(2,714)
Total	$8,446	$12,759	$(4,313)

Research and development expenses decreased by $1.7 million and $4.3 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. Research and development expenses decreased primarily due to decreased spending for our preclinical, general research and discovery programs, which are primarily related to research and development activities around new pipeline product candidates or programs as they are being evaluated. We also decreased expenses for other clinical programs, including lower costs for programs discontinued in 2019, such as APVO210 which was discontinued in October 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended June 30, 2020, general and administrative expenses decreased by $1.5 million, or 35%, to $2.8 million from $4.3 million for June 30, 2019. This decrease was primarily due to reduced personnel and professional services costs.

For the six months ended June 30, 2020, general and administrative expenses decreased by $2.3 million, or 27%, to $6.5 million from $8.8 million for June 30, 2019. This decrease was primarily due to reduced personnel and professional services costs.

Other Income (Expense)

Other income (expense) consists primarily of gains or losses realized on foreign currency revaluation and interest on debt. For the six months ended June 30, 2020, other expense increased due to a loss on extinguishment of debt of $2.1 million, which consists of interest, exit, prepayment, and legal fees recognized during the first quarter of 2020. There is no comparable activity in 2019.  Other income increased to an immaterial amount of other income for the three months ended June 30, 2020 from an expense of $0.4 million for the three ended June 30, 2019 due the repayment of the MidCap loan in the first quarter of 2020 and an immaterial gain on foreign currency revaluation realized in the second quarter of 2020. Other expense decreased from $0.3 million for the six months ended June 30, 2020 from $1.0 million for the six months ended June 30, 2019 due primarily to a decrease in the number of months during the quarter in which debt was outstanding.

Discontinued Operations

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY product and the related Hemophilia B business and intellectual property.

In connection with the sale of Aptevo BioTherapeutics, we recognized net income from discontinued operations totaling $12.9 million for the six months ended June 30, 2020. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million and net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020. The LLC Purchase Agreement with Medexus entitles us to future deferred payments and milestones. Consideration related to the deferred payments and future milestone constitutes contingent consideration. Per ASC 450-30, gain contingencies usually are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized or realizable. As Medexus communicates payment amounts and sales details subsequent to quarter-end and there is uncertainty as to the amount of the payment before quarter-end, we will record deferred payments in the quarter the payment is received. Medexus communicated their estimated  second quarter 2020 net IXINITY sales to Aptevo in July and expects to make a deferred payment within 45 days after quarter-end, per the LLC Purchase Agreement, to Aptevo of approximately $0.2 million. As such, we will record the deferred payment amount related to Medexus’ second quarter sales of IXINITY as a gain in the third quarter of 2020.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•	Royalty revenue recognition
•	Gain contingencies on deferred payments and milestones from Medexus
•	Research and development expenses
•	Stock-based compensation

Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of June 30, 2020, we had cash, and cash equivalents in the amount of $7.6 million.

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

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(15,808)	$(29,735)
Investing activities	28,120	(153)
Financing activities	(22,104)	20,260
Decrease in cash, cash equivalents, and restricted cash	$(9,792)	$(9,628)

Net cash used in operating activities of $15.8 million for the six months ended June 30, 2020 was primarily due to the gain on sale of Aptevo BioTherapeutics of $14.3 million, and changes in working capital accounts. Net cash used in operating activities of $29.7 million for the six months ended June 30, 2019 was primarily due to our net loss of $25.4 million, and changes in working capital accounts.

Net cash provided by investing activities for the six months ended June 30, 2020, was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees. For the six months ended June 30, 2019, the largest components of the cash used in investing activities were purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2020 is primarily due to the $22.1 million repayment of long-term debt. Net cash provided by financing activities for the six months ended June 30, 2019 was primarily due to the proceeds received from the issuance of common stock and purchase of warrants exercised.

Sources of Liquidity

Credit Agreement

On August 5, 2020, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The full $25 million was drawn on the closing date of the Credit Agreement. The MidCap loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap.  The loan includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued no additional shares under the Equity Distribution Agreement in the first or second quarter of 2020. Following prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Purchase Agreement

On December 20, 2018 we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park. Pursuant to the purchase agreement Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Pursuant to this purchase agreement, we issued 13,991 commitment shares of common stock in the first quarter of 2019 and none in the first or second quarter of 2020.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. We have not purchased any shares under the Purchase Agreement through the second quarter of 2020.

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

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics LLC on February 28, 2020, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. For the three and six months ended June 30, 2020, we had a net loss of $6.8 million and $3.9 million, respectively. We had cash and cash equivalents of $7.6 million, restricted cash of $2.6 million and an accumulated deficit of $171.8 million as of June 30, 2020.

For the six months ended June 30, 2020, net cash used in our operating activities was $15.8 million.

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments from Medexus and royalty payments from Pfizer due to the environment, which may impact Medexus’ and Pfizer’s ability to continue to successfully commercialize the IXINITY and RUXIENCE businesses, respectively. We believe that our existing cash resources, the cash to be generated from future royalty and deferred payments, and the new Credit Agreement of $25 million with Midcap Financial Trust, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this Form 10-Q filing.

In July 2020, we announced that we engaged Piper Sandler to sell our RUXIENCE and IXINITY royalty streams and, deferred payments and milestones, respectively, in order to provide additional funding for the development of our product candidates.  However, there is no guarantee that we will be successful in completing such sales. In addition, our MidCap Credit Agreement  includes repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	the timing, receipt and amount of any royalty payments from Pfizer with respect to RUXIENCE;
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY; and
•	our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report filed on Form 10-K for the year ended December 31, 2019 and filed on March 25, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2020 and 2019, we had net losses of $3.9 million and net losses of $25.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $171.8 million.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash in the amount of $10.2 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make additional reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•

the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY or royalty payments under our agreement with Pfizer with respect to the sales of RUXIENCE;

•

our ability to successfully sell our rights to receive royalty payments from Pfizer with respect to the sales of RUXIENCE and/or deferred payments and milestones from Medexus with respect to the sales of IXINITY on terms acceptable to us;

•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities; and
•	future clinical development costs and requirements to dose additional cohorts to achieve maximum tolerated dose (MTD) for APVO436.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $17.3 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in November 2017, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 1,571,429 shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. For example, in July 2020, we announced that we intend to sell our rights to receive royalty payments from Pfizer with respect to the sales of RUXIENCE and our rights to deferred payments and milestones from Medexus with respect to IXINITY.  We also reached agreement on a $25 million dollar loan with MidCap Financial Trust on August 5, 2020.

Current economic conditions, including the impact of COVID 19 on our operations or on the global economy and capital markets, may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result due to a variety of factors, including:

•	the level and timing of any milestone or deferred payments with respect to sales of IXINITY by Medexus or with respect to sales of RUXIENCE by Pfizer;
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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus and or royalty payments from Pfizer due to the environment which may impact Medexus’ and or Pfizer’s ability to continue to successfully commercialize the IXINITY and RUXIENCE businesses, respectively. In the first and second quarter of 2020, we did see an impact of COVID-19 on our business as some of our clinical sites were at reduced capacity or closed, as well as our BEAT AML trial being delayed by LLS. These and other factors may make it difficult for us to forecast our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our future income will be dependent on the ability of Medexus and Pfizer to successfully further develop, market and commercialize IXINITY or RUXIENCE, respectively, resulting in the payment of milestone, deferred and CD20 BioSimilar product payments.

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments as the result of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. We no longer control the development, marketing and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to COVID-19, we may experience potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments and negatively impact our future financial and operating results.

On June 25, 2020, we announced that we will receive royalty payments from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE (Rituximab-pvvr), which was approved by the U.S. Food and Drug Administration in July 2019 and launched by Pfizer in the United States and Japan in early 2020. The payments from Pfizer relates to a collaboration and license agreement acquired by us as part of our spin-off from Emergent in 2016, which applies a fixed royalty rate of 2.5% on net sales in the United States, European Union, and Japan. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the biosimilar. Royalty payments to us are due within 60 days after the end of each quarter. Although the agreement was terminated in 2012, the royalty obligation survived. We have no control over the sales of RUXIENCE and are dependent on Pfizer to successfully do so.  The failure of Pfizer to successfully commercialize RUXIENCE could result in lower than expected royalty payments and negatively impact our future financial and operating results.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our Chief Scientific Officer, Jane Gross Ph.D., or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. Furthermore, we have experienced and may experience an impact on the health of key personnel due to COVID-19.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials

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

•	potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	potential impacts on our future royalty payments from Pfizer due to the environment which may impact Pfizer’s ability to continue to successfully commercialize RUXIENCE;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and
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

In August 2020, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

•	requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate initiatives;
•	increasing the amount of interest that we have to pay on borrowings under the Credit Agreement if market rates of interest increase;
•

not complying with restrictive covenants restricting, among other things, certain indebtedness, liens, dividends and other distributions, repayment of subordinated indebtedness, mergers, dispositions, investments, acquisitions, transactions with affiliates and modification of organizational documents or certain other agreements, subject to certain exceptions;

•	not complying with affirmative covenants including payment and reporting covenants; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

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

Product Development Risks

The results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Interim or top line data may be subject to change or qualification based the complete analysis of data.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results.  The FDA or a non-US regulatory authority may require us, to conduct additional clinical or preclinical testing. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature.  For example, we have previously reported on a patient in cohort 4 of our APVO 436 Phase 1/1b clinical trial who showed a complete marrow response.  That patient dropped out of the trial during the eleventh cycle of treatment because his/her disease progressed. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the BLA for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from preclinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.  In addition, the global outbreak of the COVID-19 coronavirus makes it more difficult to initiate studies and enroll patients.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which may cause the value of our company to decline and limit our ability to obtain additional financing.

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

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. We currently have one clinical-stage candidate, APVO436, which is built on the ADAPTIR platform. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. In addition, in October 2019, we announced our decision to discontinue development of APVO210, a novel investigational bispecific antibody candidate under development for the treatment of autoimmune diseases. The decision followed the review of data from Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition.

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

Some of our product candidates previously in development experienced regulatory and/or clinical setbacks. Clinical development has been discontinued for product candidates otlertuzumab, APVO414, and APVO210. Both APVO414 and APVO210 were discontinued after patients developed anti-drug antibodies (ADA). Most recently, in 2019, we elected to discontinue the APVO210 development program following the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.   Although we have re-designed certain components of the ADAPTIR platform based on what we have learned in prior clinical, trials, there is no guarantee that the occurrence of ADA or other clinical setbacks will not occur in the development of our existing and future ADAPTIR product candidates.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator Bioscience AB, or Alligator, pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.29 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of COVID-19 and its impact on the global economy. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	investor perceptions or negative announcements by our competitors, suppliers or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses and results of clinical and non-clinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus or of RUXIENCE by Pfizer;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of COVID-19 or similar global health challenges;
•	general industry conditions and domestic and worldwide financial, economic and political instability; and
•	the other factors described in this “Risk Factors” section.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

2.1	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

10.1*	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.

10.2*

Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).

10.3*

Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).

10.4*

Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).

10.5*

Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).

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

APTEVO THERAPEUTICS INC.

Date: August 14, 2020	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer