Form 10-Q
period 2020-09-30
Aptevo Therapeutics Inc.
filed 2020-11-10
CIK 1671584

U

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the number of shares of the registrant’s common stock outstanding was 4,145,011.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,942	$12,448
Restricted cash - current	2,555	—
Royalty receivable	1,463	—
Prepaid expenses	1,487	1,078
Held for sale assets - current	—	16,309
Other current assets	206	160
Total current assets	30,653	29,995
Restricted cash	—	7,498
Property and equipment, net	3,020	3,946
Operating lease right-of-use asset	2,990	3,747
Held for sale assets - non-current	—	7,465
Other assets	757	757
Total assets	$37,420	$53,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,911	$6,427
Accrued compensation	2,082	2,870
Current portion of long-term debt	—	19,863
Held for sale liabilities - current	—	8,135
Other short-term liabilities	1,424	944
Total current liabilities	7,417	38,239
Loan payable - long term	25,199	—
Operating lease liability	2,602	3,327
Total liabilities	35,218	41,566

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 3,232,811 and 3,234,232 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	45	45
Additional paid-in capital	180,710	179,653
Accumulated deficit	(178,553)	(167,856)
Total stockholders' equity	2,202	11,842
Total liabilities and stockholders' equity	$37,420	$53,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty revenue	1,463	—	1,936	—
Operating expenses:
Research and development	(4,494)	(7,596)	(12,940)	(20,355)
General and administrative	(3,215)	(3,863)	(9,671)	(12,671)
Loss from operations	(6,246)	(11,459)	(20,675)	(33,026)
Other expense from continuing operations	(702)	(625)	(973)	(1,639)
Loss on extinguishment of debt	—	—	(2,104)	—
Loss before income tax	(6,948)	(12,084)	(23,752)	(34,665)
Benefit from income tax	—	999	—	999
Net loss from continuing operations	$(6,948)	$(11,085)	$(23,752)	$(33,666)
Discontinued operations:
Income from discontinued operations, before income taxes	157	5,160	13,055	2,391
Income tax expense	—	(999)	—	(999)
Income from discontinued operations	157	4,161	13,055	1,392
Net loss	$(6,791)	$(6,924)	$(10,697)	$(32,274)

Net loss from continuing operations per share	$(2.15)	$(3.44)	$(7.35)	$(11.98)
Net income from discontinued operations per share	$0.05	$1.29	$4.04	$0.50
Basic and diluted net loss per basic share	$(2.10)	$(2.15)	$(3.31)	$(11.48)
Weighted-average shares used to compute per share calculations	3,232,811	3,226,419	3,233,257	2,810,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(10,697)	$(32,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,057	1,329
Depreciation and amortization	1,064	1,702
(Gain)/loss on disposal	(14,338)	(4,250)
Loss on extinguishment of debt	2,104	—
Non-cash interest expense and other	606	564
Changes in operating assets and liabilities:
Royalty receivable	(1,463)	—
Accounts receivable	—	(2,698)
Inventories	—	(5,697)
Prepaid expenses and other assets	(455)	4,688
Operating lease right of use asset	757	711
Accounts payable, accrued compensation and other liabilities	(2,824)	(162)
Long-term operating lease liability	(725)	(819)
Change in assets and liabilities held for sale	1,719	—
Sales rebates and discounts	—	(377)
Net cash used in operating activities	(23,195)	(37,283)
Investing Activities
Cash received from sale of Hyperimmune Business	—	4,250
Cash received from sale of Aptevo BioTherapeutics, net	28,120	—
Purchases of property and equipment	—	(153)
Net cash provided by investing activities	28,120	4,097
Financing Activities
Proceeds from other long-term obligations, net of issuance costs	24,730	—
Payment of long-term debt, including exit and other fees	(22,104)	—
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	—	20,321
Proceeds from the exercise of pre-funded warrants	—	21
Payment of tax liability for vested equity awards	—	(58)
Net cash provided by financing activities	2,626	20,284
Increase (decrease) in cash, cash equivalents, and restricted cash	7,551	(12,902)
Cash, cash equivalents, and restricted cash at beginning of period	19,946	38,083
Cash, cash equivalents, and restricted cash at end of period	$27,497	$25,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	3,232,811	$45	$180,367	$(171,762)	$8,650
Stock-based compensation	—	—	343	—	343
Net loss for the period	—	—	—	(6,791)	(6,791)
Balance at September 30, 2020	3,232,811	$45	$180,710	$(178,553)	$2,202
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	3,221,345	$45	$178,912	$(152,758)	$26,199
Issuance of common stock, net	12,887	—	136	—	136
Stock-based compensation	—	—	334	—	334
Net loss for the period	—	—	—	(6,924)	(6,924)
Balance at September 30, 2019	3,234,232	$—	$179,382	$(159,682)	$19,745
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,232	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,421)	—	—	—	—
Stock-based compensation	—	—	1,057	—	1,057
Net loss for the period	—	—	—	(10,697)	(10,697)
Balance at September 30, 2020	3,232,811	$45	$180,710	$(178,553)	$2,202
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	1,629,173	$23	$157,791	$(127,408)	$30,406
Issuance of common stock, pre- funded warrants and warrants, net	1,584,316	22	20,320	—	20,342
Issuance of commitment shares of common stock, non-cash transaction	13,991	—	—	—	—
Common stock issued upon vesting of restricted stock units (net shares withheld for payment of tax liability)	6,752	—	(58)	—	(58)
Stock-based compensation	—	—	1,329	—	1,329
Net loss for the period	—	—	—	(32,274)	(32,274)
Balance at September 30, 2019	3,234,232	$45	$179,382	$(159,682)	$19,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical stage, research and development biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on the Company’s versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer.

Aptevo Therapeutics shares are listed on the Nasdaq Capital Market under the symbol “APVO.”

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus Pharma Inc. (“Medexus”), pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (“Aptevo BioTherapeutics”), a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY® product and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation, since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income (loss) from discontinued operations, in the condensed consolidated statements of operations for all periods presented. The gain recognized on the sale of Aptevo BioTherapeutics is presented in income (loss) from discontinued operations in the condensed consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 2 - Sale of Aptevo BioTherapeutics for additional information.

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, satisfaction of liabilities, and commitments in the normal course of business. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the cash to be generated from future royalty and deferred payments, the cash generated from warrant exercises, access to cash under the Purchase Agreement with Lincoln Park, release of restricted cash from letters of credit, and the Credit Agreement of $25 million with Midcap Financial Trust, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We expect to raise additional funds to support our operating and capital needs in 2021.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) potential decreases in our expected royalty payments from Pfizer with respect to RUXIENCE®; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties to the financing environment and raising capital due to economic uncertainty.

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

Significant Accounting Policies

Revenue Recognition - Royalties, Deferred Payments and Milestones

We are entitled to receive royalty revenue from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE. The payment from Pfizer relates to an agreement acquired by Aptevo as part of its spin-off from Emergent BioSolutions in 2016, which applies a fixed royalty rate of 2.5% on net sales in the United States, European Union, and Japan. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent BioSolutions Inc.) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the CD20 biosimilar. CD20 biosimilar product (royalty) payments to Aptevo are due within 60 days after the end of each quarter. We do not have future performance obligations under this agreement. We apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by Pfizer are recognized in the quarter the product is sold. Pfizer generally reports sales information to us within 60 days of quarter end. Unless we receive finalized sales information for the respective quarter, we estimate the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter.

We are entitled to receive future deferred payments and future milestone payments from Medexus. The payments from Medexus constitute contingent consideration related to our sale of IXINITY in 2020, which is treated as a discontinued operation in the accompanying statement of operations. We treat contingent consideration arising from discontinued operations as gain contingencies in accordance with ASC 450-30 – Gain Contingencies, whereby such gain contingencies usually are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized or realizable. As Medexus communicates payment amounts and sales details subsequent to quarter-end, and there is uncertainty as to the amount of the payment before quarter-end, we record deferred payments in the quarter the payment is received.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of equipment, commitments and contingencies, stock-based compensation, and collectability of receivables. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 25, 2020. Our other significant accounting policies have not changed materially from the policies previously reported.

Recently Adopted Accounting Pronouncements

On December 18, 2019, we adopted ASU No. 2019-12, Income Taxes (Topic 740), which amended the existing standards for income tax accounting, eliminating the legacy exception on how to allocate income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholder’s equity.  We did not adjust comparative periods in our financial statements prior to that period.

Adoption of the new standard resulted in determining the tax effect of income or loss from continuing operations using a computation that does not consider the tax effects of items that are not included in continuing operations. As such, we did not record a tax expense or benefit in 2020. Refer to Note 2 for additional information.

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

The purchase agreement included a target net working capital of $9.5 million compared to preliminary net working capital sold of $9.1 million. The difference between the target net working capital and the preliminary working capital was due to Medexus. The parties agreed to defer payment of this amount for a period of six months, during which time, the amount was reduced by the cost of certain transition services performed by Aptevo during the transition service period, as agreed to by both parties (the “Minimum TSA Fund”). At September 30, 2020, we no longer have a future obligation to Medexus related to working capital or the Minimum TSA Fund.

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

The following table represents the components attributable to Aptevo BioTherapeutics presented as income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) from operations	$—	$4,161	$(1,580)	$1,392
Gain on sale of Aptevo BioTherapeutics	—	—	14,338	—
Deferred payment from Medexus	157	—	297	—
Income (loss) from discontinued operations	$157	$4,161	$13,055	$1,392

Medexus reported their second quarter 2020 net IXINITY sales to Aptevo in July and made a deferred payment to Aptevo of $0.2 million in August. As such, we recorded the deferred payment amount related to Medexus’ second quarter sales of IXINITY as a gain when collected. Additionally, Medexus communicated their third quarter 2020 net IXINITY sales to Aptevo in October and expects to make a deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo of approximately $0.1 million. We will record the deferred payment amount related to Medexus’ third quarter sales of IXINITY as a gain when collected in the fourth quarter of 2020.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. ASC 808 requires that if the counterparty in a collaborative arrangement is a customer for goods and services that is a distinct unit, the transaction should be considered as revenues from customers. We concluded that because the Collaboration Agreement with Alligator is a cost sharing agreement, there is no revenue.

For the three and nine months ended September 30, 2020, we recorded an immaterial amount in research and development expense, compared to a research and development expense of $1.0 million and $1.6 million, respectively, related to the collaboration arrangement for the three and nine months ended September 30, 2019.

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

Level 2— Inputs other than quoted prices in active markets, that are either directly or indirectly observable; and,

Level 3— Unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

At September 30, 2020 and December 31, 2019, we had $23.4 million and $12.5 million in money market funds, respectively. Money market funds are level one balances as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2020 and December 31, 2019, we did not have any level two or level three assets or liabilities.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, current includes $2.6 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Cash	$1,565	$4,954
Cash equivalents	23,377	7,494
Restricted cash, current	2,555	—
Restricted cash, long-term	—	7,498
Total cash, cash equivalents, and restricted cash	$27,497	$19,946

Note 6. Debt

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

On August 5, 2020, we entered into a new Credit and Security Agreement (Credit Agreement), with MidCap Financial Trust. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The full $25 million was drawn on the closing date of the Credit Agreement. The MidCap loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The loan includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of the Company’s common stock, representing approximately 54% of the Company’s issued and outstanding shares of Common Stock. This acquisition of voting stock triggered a change in control, resulting in an Event of Default under Section 10.1(a)(ii) of the Credit Agreement. On November 10, 2020, the Company obtained a waiver from MidCap Financial Trust pursuant to which, among other things, MidCap Financial Trust waived the event of default arising from the acquisition of voting stock by Tang and MidCap Financial Trust and the Company agreed that an immediate event of default under the Credit Agreement will be deemed to have occurred in the event that (a) a majority of the seats on the Company’s board of directors are occupied by persons who were neither (i) nominated by the Company’s board of directors nor (ii) appointed by the directors so nominated, and (b) Tang has appointed the majority of the Company’s board of directors. No other events of default have occurred with respect to the Company’s credit agreement. See Note 12 – Subsequent Events.

Additionally, this facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender.

Note 7. Leases

Office Space Lease – Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023. The lease was further amended, effective August 2019, to reduce the square footage of our rented area.

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

In March 2019, we recorded an increase to our right-of-use asset for this lease amendment of $3.2 million, which reflects the amount of the remaining lease liability through April 30, 2023, less the balance of accrued and deferred rent, and net of the unamortized balance of tenant incentives. In March 2019, we also recorded an increase to our lease liability for this lease amendment of $3.2 million which reflects the present value of the remaining lease payments through April 30, 2023, discounted using our incremental borrowing rate of 14.45% for the remaining term of the lease on the date of amendment.

For the three and nine months ended September 30, 2020, we recorded $0.2 million and $0.5 million, respectively, related to variable expenses.

Equipment Leases – Operating

As of September 30, 2020, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of September 30, 2020, we had one equipment lease classified as a financing lease as the lease transfers ownership of the underlying asset to us at the end of the lease term. The lease has no remaining expense obligation. There were no financing lease payments in the three months or nine months ended September 30, 2020.

Components of lease expense:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2020	2020	2019	2019
Operating lease cost	$395	$1,185	$398	$1,131
Finance lease cost:
Amortization of right-of-use assets	2	5	—	3
Interest on lease liabilities	—	1	—	1
Total lease cost	$397	$1,191	$398	$1,135

Right of use assets acquired under operating leases:

	As of September 30,	As of September 30,
(in thousands)	2020	2019
Operating leases, excluding Seattle office lease	$292	$345
Seattle office lease, including amendment	2,837	4,347
Total operating leases	$3,129	$4,692

The long term portion of the lease liabilities included in the amounts above is $2.6 million, and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

Lease payments:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2020	2019
For operating leases	$1,134	$1,296

As of September 30, 2020, the weighted average remaining lease term and weighted discount rate for operating leases was 2.5 years and 14.53%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(6,948)	$(12,084)	$(23,752)	$(34,665)
Income from discontinued operations	157	5,160	13,055	2,391
Net loss	$(6,791)	$(6,924)	$(10,697)	$(32,274)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(2.15)	$(3.44)	$(7.35)	$(11.98)
Net income from discontinued operations	$0.05	$1.29	$4.04	$0.50
Basic and diluted net loss per basic share	$(2.10)	$(2.15)	$(3.31)	$(11.48)
Weighted-average shares used to compute per share calculations	3,232,811	3,226,419	3,233,257	2,810,141

The following table represents all potentially dilutive shares, which were all anti-dilutive, and therefore excluded from the calculation of diluted net loss per share:

	As of September 30,
(in thousands)	2020	2019
Warrants	1,571	1,571
Outstanding options to purchase common stock	230	287
Unvested RSUs	11	—

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

For the three months ended March 31, 2019, we issued 6,138 shares of common stock due to the vesting of RSUs. In addition, pursuant to our purchase agreement with Lincoln Park, we issued 13,991 of commitment shares in a non-cash transaction during the three months ended March 31, 2019. There have been no RSUs granted or vested in the nine months ended September 30, 2020.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement (“the Equity Distribution Agreement”) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We have issued no shares under the Equity Distribution Agreement in 2020.

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (“Converted Plan”). Under the Converted Plan, outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (“Conversion Awards”) and were adjusted to maintain the economic value before and after the distribution date, using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (“2016 SIP”). A total of 0.2 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

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

On May 31, 2017, at the 2017 Annual Meeting of Stockholders (“Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (“Restated 2016 Plan”) to, among other things, increase the number of authorized shares issuable by 0.1 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (“2018 SIP”), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018, will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of September 30, 2020, there are 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$138	$102	$422	$450
General and administrative	205	232	$635	$879
Total stock-based compensation expense	$343	$334	$1,057	$1,329

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	91.44%	75.00%	87.77%	75.00%
Risk-free interest rate	2.46%	1.78%	1.97%	2.42%
Expected average life of options	8 years	6 years	8 years	6 years

Management has applied an estimated forfeiture rate of 18% and 13% for the three and nine months ended September 30, 2020 and 10% for the three and nine months ended September 30, 2019. The increase in expected average life of options is due to the impact of the option exchange program, which concluded on July 27, 2020, as new options were issued with an expiration of July 26, 2030. Refer to Note 11 – Stock Option Exchange for further details.

The following is a summary of option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2019	334,938	$29.89	7.28
Granted	201,220	7.88	—
Forfeited and expired	(306,754)	32.53	—
Outstanding at September 30, 2020	229,404	$8.62	9.36	$41,757
Exercisable at September 30, 2020	23,917	$12.86	8.30	$—

As of September 30, 2020, we had $1.4 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.4 years. The weighted average remaining contractual life of outstanding and exercisable options is 8.3 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2020 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2019	17,458	$8.06
Forfeited	6,643	8.06
Outstanding at September 30, 2020	10,815	$8.06	$64,775
Expected to Vest	10,815	$8.06	$64,775

As of September 30, 2020, there was $0.06 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.014 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheet. As of September 30, 2020, there were 1,571,429 warrants outstanding.

Note 11. Stock Option Exchange

On June 29, 2020, Aptevo commenced a voluntary employee and directors stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees, directors and certain consultants to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $21.00 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, we closed the exchange program and accepted all exchanged outstanding options on July 27, 2020. The stock option exchange program was approved at the Company’s 2020 Annual Shareholder Meeting on May 27, 2020.

Pursuant to the Exchange Offer, 52 Eligible Holders elected to exchange Eligible Options, and the Company accepted for cancellation Eligible Options to purchase an aggregate of 200,016 shares of the Company’s common stock, representing approximately 96% of the total shares of Common Stock underlying the Eligible Options. On July 27, 2020, immediately following the expiration of the Exchange Offer, the Company granted New Options to purchase 84,900 shares of Common Stock, pursuant to the terms of the Exchange Offer and the 2018 SIP (Stock Incentive Plan). We recorded an immaterial additional compensation cost related to the exchange, as the estimated fair value of the new options slightly exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. We recognized $0.04 million for the remaining unamortized compensation cost related to the exchanged options in the third quarter of 2020

Note 12. Subsequent Events

On November 6, 2020, Tang jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of the Company’s common stock, representing approximately 54% of the Company’s issued and outstanding shares of Common Stock.

On November 8, 2020, the Board of Directors (the “Board”) of the Company approved and adopted a Rights Agreement, dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020.  When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of

$400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board.

Tang’s acquisition of voting stock triggered a change in control under the Credit Agreement, resulting in an Event of Default under Section 10.1(a)(ii) thereof. On November 10, 2020, the Company obtained a waiver from MidCap Financial Trust pursuant to which, among other things, MidCap Financial Trust waived the event of default arising from the acquisition of voting stock by Tang and MidCap Financial Trust and the Company agreed that an immediate event of default under the Credit Agreement will be deemed to have occurred in the event that (a) a majority of the seats on the Company’s board of directors are occupied by persons who were neither (i) nominated by the Company’s board of directors nor (ii) appointed by the directors so nominated, and (b) Tang has appointed the majority of the Company’s board of directors.  No other events of default have occurred with respect to the Company’s credit agreement.

Subsequent to the end of the quarter and through November 9, 2020, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 0.9 million shares of the Company’s common stock and aggregate proceeds to the Company of approximately $16.4 million.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapies for the treatment of cancer. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603 were developed based on our versatile and robust ADAPTIR™ modular protein technology platform. The ADAPTIR platform is capable of generating highly differentiated bispecific antibodies with unique mechanisms of action for the treatment of different types of cancer and autoimmunity. We previously had one revenue-generating product in the area of hematology, IXINITY, which we sold to Medexus Pharma, Inc. (“Medexus”) on February 28, 2020.

For the three and nine months ended September 30, 2020, we had a net loss of $6.8 million and $10.7 million, respectively, compared to the three and nine months ended September 30, 2019, when we had a net loss $6.9 million and $32.3 million, respectively. We had an accumulated deficit of $178.6 million as of September 30, 2020. For the nine months ended September 30, 2020, net cash used in our operating activities was $23.2 million.

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

In July 2020, we announced that we engaged Piper Sandler & Co to sell our RUXIENCE and IXINITY royalty stream and deferred payments and milestones, respectively. Aptevo is entitled to receive a CD20 biosimilar product (royalty) payments from Pfizer Inc. of 2.5% of net sales of RUXIENCE in the United States, European Union, and Japan. The royalty term runs for seven years, until early 2027, and payments are due quarterly. Additionally, Aptevo is entitled to receive deferred payments from Medexus Pharmaceuticals Inc. pertaining to the net sales of IXINITY in the United States and Canada. The royalty term runs for up to fifteen years, until early 2035, and payments are due quarterly. Additionally, milestone payments totaling up to $11 million may be earned from Medexus related to certain regulatory and commercial achievements.

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

•	potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	potential impacts on our future CD20 biosimilar product (royalty) payments from Pfizer due to the environment which may impact Pfizer’s ability to continue to successfully commercialize RUXIENCE;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and,
•

limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, due to the illness of employees or their families, or the preference of employees to avoid contact with large groups of people.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Corporate Highlights:

•

Continued enrollment in our APVO436 clinical trial, a Phase 1/1b dose escalation, open-label study evaluating the safety and pharmacokinetic profile of APVO436, a novel anti-CD123 x anti-CD3 targeted investigational bispecific antibody therapy being evaluated for the treatment of acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Dosing in Cohorts 1 through 7 is complete and enrollment in Cohort 8 has commenced.

•

Recorded $1.5 million of RUXIENCE royalty payments from Pfizer related to sales of the product in the U.S., Japan, and newly launched European Union in the third quarter of 2020. We receive a 2.5% royalty on net sales of RUXIENCE in the United States, Japan, and European Union for a term of seven years.

•

Received $0.2 million of deferred payments (royalties) from Medexus Pharmaceuticals related to sales of IXINITY for the second quarter of 2020.  Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%.  We expect to receive an estimated royalty of $0.1 million related to third quarter sales of IXINITY, which will be recorded in our fourth quarter financial statements.

•	Received additional non-dilutive funding through a $25 million term loan agreement with MidCap Financial Trust on August 5, 2020.
•	Engaged Piper Sandler to sell our RUXIENCE and IXINITY royalty streams and IXINITY milestone payments.
•	Subsequent to quarter end, we announced that, based on preliminary data, two patients in Cohort 6 of the APVO436 clinical trial were in complete remission.

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

Comparison of the three and nine months ended September 30, 2020 and September 30, 2019

Royalty Revenue

Royalty revenue increased by $1.5 million for the three months ended September 30, 2020. This increase is related to a 2.5% royalty we are entitled to receive from Pfizer related to sales of RUXIENCE (rituximab biosimilar) which was approved by the FDA in July 2019 and launched by Pfizer in the United States and Japan in early 2020, and in the European Union in the third quarter of 2020. The payment from Pfizer relates to an agreement acquired by Aptevo as part of our spin-off from Emergent BioSolutions in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent BioSolutions, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through the first quarter of 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. We note that the $1.9 million of year-to-date royalty revenue recorded is the payment received related to first and second quarter sales and an estimate for third quarter sales of RUXIENCE. There is no comparable prior year royalty revenue.

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

Our research and development expenses include:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	external research and development expense incurred under agreements with third-party contract research organizations (CROs) and investigative sites;
•	manufacturing expenses and material for third-party manufacturing; and,
•	overhead costs such as rent, utilities and depreciation.

We expect our future research and development spending will also be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring, and key non-clinical activities due to COVID-19. While programs are still in the pre-clinical trial phase, we do not provide a breakdown of the initial associated expenses, as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three and nine months ended September 30, 2020 and 2019 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$849	$881	$(32)
Other	30	1,511	(1,481)
Total clinical programs	879	2,392	(1,513)

Preclinical program, general research and discovery	3,615	5,204	(1,589)

Total	$4,494	$7,596	$(3,102)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$3,125	$2,704	$421
Other	253	3,786	(3,533)
Total clinical programs	3,378	6,490	(3,112)

Preclinical program, general research and discovery	9,562	13,865	(4,303)

Total	$12,940	$20,355	$(7,415)

Research and development expenses decreased by $3.1 million and $7.4 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. Research and development expenses decreased primarily due to decreased spending for our preclinical, general research and discovery programs, related to pipeline product candidates or programs as they are being evaluated. We also decreased expenses for other clinical programs, including lower costs for programs discontinued in 2019, such as APVO210 which was discontinued in October 2019. This decrease was offset by an increase in spending in APVO436 for the nine months ended September 30, 2020, related to increased internal costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended September 30, 2020, general and administrative expenses decreased by $0.6 million, or 17%, to $3.2 million from $3.9 million for the three months ended September 30, 2019. This decrease was primarily due to reduced personnel and professional services costs.

For the nine months ended September 30, 2020, general and administrative expenses decreased by $3.0 million, or 24%, to $9.7 million from $12.7 million for the nine months ended September 30, 2019. This decrease was primarily due to reduced personnel and professional services costs.

Other Expense

Other expense consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, and interest on debt. Other expense increased by $0.1 million to $0.7 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019, due to interest and an accrued exit fee for the MidCap credit agreement we entered into on August 5, 2020.  Other expense increased to $3.1 million for the nine months ended September 30, 2020 from $1.6 million for the nine months ended September 30, 2019 primarily due to a loss on extinguishment of debt of $2.1 million, which consists of interest, exit, prepayment, and legal fees recognized during the first quarter of 2020.

Discontinued Operations

Income from discontinued operations decreased by $4.0 million and increased by $11.7 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively.

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

In connection with the sale of Aptevo BioTherapeutics, we recognized net income from discontinued operations totaling $13.1 million for the nine months ended September 30, 2020. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million and net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020. The LLC Purchase Agreement with Medexus entitles us to future deferred payments and milestones. Consideration related to the deferred payments and future milestone constitutes contingent consideration. Per ASC 450-30 – Gain Contingencies, gain contingencies usually are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized or realizable. As Medexus communicates payment amounts and sales details subsequent to quarter-end and there is uncertainty as to the amount of the payment before quarter-end, we will record deferred payments in the quarter the payment is received. Medexus reported their second quarter 2020 net IXINITY sales to Aptevo in July and made a deferred payment to Aptevo of $0.2 million in August. Additionally, Medexus reported their estimated third quarter 2020 net IXINITY sales to Aptevo in October and expects to make a deferred payment within 45 days after quarter-end, per the LLC Purchase Agreement, to Aptevo of approximately $0.1 million. We will record the deferred payment amount related to Medexus’ third quarter sales of IXINITY as a gain in the fourth quarter of 2020.

For the three and nine months ended September 30, 2019, income from discontinued operations was primarily due to the receipt of the $4.3 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business. This was recorded as a gain in discontinued operations, net of tax, of $3.3 million.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgments and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.

We believe the judgment, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•	Royalty revenue recognition; and,
•	Stock-based compensation.

Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Liquidity and Capital Resources

Cash Flows

We have financed our operations to date primarily through revenue generated from royalty payments from Pfizer, deferred payments from Medexus, our commercial products, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. As of September 30, 2020, we had cash, and cash equivalents in the amount of $24.9 million.

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

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,195)	$(37,283)
Investing activities	28,120	4,097
Financing activities	2,626	20,284
Increase (decrease) in cash, cash equivalents, and restricted cash	$7,551	$(12,902)

Net cash used in operating activities of $23.2 million for the nine months ended September 30, 2020, was primarily due to our net loss of $10.7 million, and changes in working capital accounts. Net cash used in operating activities of $37.3 million for the nine months ended September 30, 2019, was primarily due to our net loss of $32.3 million, and changes in working capital accounts.

Net cash provided by investing activities for the nine months ended September 30, 2020, was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees. For the nine months ended September 30, 2019, the net cash provided by investing activities was primarily due to the receipt of the $4.3 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business, net of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020, is primarily due to the proceeds of $24.7 million from the credit agreement we entered into with MidCap on August 5, 2020, which was offset by the $22.1 million repayment of long-term debt in the first quarter of 2020. Net cash provided by financing activities for the nine months ended September 30, 2019, is primarily due to $20.2 million received from the issuance of common stock and related warrants and the exercise of warrants.

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

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of our issued and outstanding shares of Common Stock. This acquisition of voting stock triggered a change in control, resulting in an Event of Default under Section 10.1(a)(ii) of the Credit Agreement. On November 10, 2020, we obtained a waiver from MidCap pursuant to which, among other things, MidCap waived the event of default arising from the acquisition of voting stock by Tang and we and MidCap agreed that an immediate event of default under the Credit Agreement will be deemed to have occurred in the event that (a) a majority of the seats on our board of directors are occupied by persons who were neither (i) nominated by our board of directors nor (ii) appointed by the directors so nominated, and (b) Tang has appointed the majority of our board of directors.

Equity Distribution Agreement

On November 9, 2017, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $17.5 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017. We issued no additional shares under the Equity Distribution Agreement in 2020. Following prior sales, we have the ability to sell up to an additional $17.3 million of common stock under the Equity Distribution Agreement.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Purchase Agreement

On December 20, 2018, we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park. Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Pursuant to this purchase agreement, we issued 13,991 commitment shares of common stock in the first quarter of 2019 and none in 2020.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. We have not sold any shares under the Purchase Agreement through the third quarter of 2020.

Actual sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors as determined by us from time to time, including, among others, market conditions, the trading price of our common stock and additional determinations as to the appropriate sources of funding for our operations. Lincoln Park has no right to require any sales, but is obligated to make purchases as we direct, in accordance with the Purchase Agreement.

Liquidity

We have financed our operations to date primarily through revenue generated from royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in 2017, the sale of Aptevo BioTherapeutics LLC on February 28, 2020, public offerings of our common stock, loan proceeds, license fees, milestone payments and research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. For the three and nine months ended September 30, 2020, we had a net loss of $6.8 million and $10.7 million, respectively. We had cash and cash equivalents of $24.9 million, restricted cash of $2.6 million and an accumulated deficit of $178.6 million as of September 30, 2020.

For the nine months ended September 30, 2020, net cash used in our operating activities was $23.2 million.

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus and royalty payments from Pfizer due to the environment, which may impact Medexus’ and Pfizer’s ability to continue to successfully commercialize the IXINITY and RUXIENCE businesses, respectively. We believe that our existing cash resources, the cash to be generated from future royalty and deferred payments, access to cash under the Purchase Agreement with Lincoln Park LLC, release of restricted cash from letters of credit, and the new Credit Agreement of $25 million with Midcap Financial Trust, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this Form 10-Q filing.

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

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of any royalty payments from Pfizer with respect to RUXIENCE;
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY; and,
•	our ability to continue as a going concern.

If we are unable to raise substantial additional capital in the next year, whether on terms that are acceptable to us or at all, then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or,
•	delay, limit, reduce or terminate our establishment of other activities that may be necessary to commercialize our product candidates, if approved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report filed on Form 10-K for the year ended December 31, 2019 and filed on March 25, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

The following is a summary of the material risks to our business, operations and ownership of our common stock:

•	We have a history of losses, may not be profitable in the future and will require additional capital.
•

Our future income will be dependent on the ability of Medexus and Pfizer to successfully further develop, market and commercialize IXINITY or RUXIENCE, respectively, resulting in the payment of milestone, deferred and CD20 biosimilar product (royalty) payments.

•	COVID-19 could adversely impact our business, including our clinical trials.
•	The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.
•	Development and commercialization of our product candidates may be terminated or delayed.
•	Our ability to execute on our long-term strategy depends heavily on our ability to discover, develop, and obtain marketing approval for our product candidates.
•	We may not be successful in our efforts to use and further develop our ADAPTIR platform.
•	Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.
•	If we are unable to protect our intellectual proprietary rights, or others assert we are infringing third-party intellectual property rights, our business could be harmed.
•	Our stock price may be volatile.
•	We may be subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.
•

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board could cause uncertainty about the strategic direction of our business.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

For the nine months ended September 30, 2020 and 2019, we had net losses of $10.7 million and net losses of $32.3 million, respectively. As of September 30, 2020, we had an accumulated deficit of $178.6 million.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2020, we had cash, cash equivalents, and restricted cash in the amount of $27.5 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results and costs of our development activities; and,
•	future clinical development costs and requirements to complete dosing of Phase 1/1b clinical trial for APVO436.

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

Current economic conditions, including the impact of COVID-19 on our operations or on the global economy and capital markets, may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of our issued and outstanding shares of Common Stock.  Activist stockholders such as Tang may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our company is governed.

Our Board and management team strive to maintain constructive, ongoing communications with our stockholders, including Tang, and welcomes their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board or changes in our strategic direction could have an adverse effect on us because:

•

Responding to actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction as a result of changes to the composition of our Board or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors,  may result in the loss of potential business opportunities, cause concern for those enrolling in our clinical trial and make it more difficult to attract and retain qualified personnel and business partners;

•

These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;

•

If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders; and,

•

It may trigger an event of default under the Credit Agreement, which could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result due to a variety of factors, including:

•	the level and timing of any milestone or deferred payments with respect to sales of IXINITY by Medexus or with respect to sales of RUXIENCE by Pfizer;
•

the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and,

•

the timing, cost and level of investment in our research and development activities as well as expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus and or royalty payments from Pfizer due to the environment which may impact Medexus’ and or Pfizer’s ability to continue to successfully commercialize the IXINITY and RUXIENCE businesses, respectively. In 2020, we did see an impact of COVID-19 on our business as some of our clinical sites were at reduced capacity or closed, as well as our BEAT AML trial being delayed by LLS. These and other factors may make it difficult for us to forecast our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our future income will be dependent on the ability of Medexus and Pfizer to successfully further develop, market and commercialize IXINITY or RUXIENCE, respectively, resulting in the payment of milestone, deferred and CD20 biosimilar product (royalty) payments.

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments as the result of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. We no longer control the development, marketing and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to COVID-19, we may experience potential impacts on our future deferred payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments and negatively impact our future financial and operating results.

On June 25, 2020, we announced that we will receive royalty payments from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE (Rituximab-pvvr), which was approved by the U.S. Food and Drug Administration in July 2019 and launched by Pfizer in the United States and Japan in early 2020, and the European Union in the third quarter of 2020. The payments from Pfizer relates to a collaboration and license agreement acquired by us as part of our spin-off from Emergent in 2016, which applies a fixed royalty rate of 2.5% on net sales in the United States, European Union, and Japan. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the biosimilar. Royalty payments to us are due within 60 days after the end of each quarter. Although the agreement was terminated in 2012, the royalty obligation survived. We have no control over the sales of RUXIENCE and are dependent on Pfizer to successfully do so.  The failure of Pfizer to successfully commercialize RUXIENCE could result in lower than expected royalty payments and negatively impact our future financial and operating results.

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

If we cannot successfully defend ourselves against future claims that our product candidates caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	adverse publicity and/or injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	decreased demand or withdrawal of an approved product;
•	loss of revenue; and,
•	an inability to commercialize products that we may develop.

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

COVID-19 could adversely impact our business, including our clinical trials.

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

•	potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business;
•	potential impacts on our future royalty payments from Pfizer due to the environment which may impact Pfizer’s ability to continue to successfully commercialize RUXIENCE;
•	negative impact on suppliers and licensees;
•	further delay in APVO436 initiation in the Beat AML trial;
•	interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and,
•

limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, due to the illness of employees or their families, or the preference of employees to avoid contact with large groups of people.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

In August 2020, we entered into a Credit and Security Agreement (“the Credit Agreement”), by and among us and certain our subsidiaries as borrowers, MidCap Financial Trust, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under the Credit Agreement. In addition, failure to comply with the covenants under the Credit Agreement, including those outside of our control, such as the appointment by Tang of a majority of directors to our board, could result in an event of default. An event of default could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness, including our intellectual property.

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

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature.  For example, we have previously reported on a patient in cohort 4 of our APVO 436 Phase 1/1b clinical trial who showed a complete marrow response.  That patient dropped out of the trial during the eleventh cycle of treatment because his/her disease progressed. We have also reported the complete remission for two patients in cohort 6 of our APVO 436 Phase 1/1b clinical trial, but there is no guarantee that their disease will not later progress and they will drop out of the trial. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved.

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

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and,
•	the proximity and availability of clinical trial sites for prospective patients.

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

•	we could be sued and held liable for harm caused to patients; and,
•	our reputation may suffer.

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

If contract research organizations or other third parties assisting us or our study sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under GCPs and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would increase our development costs and delay or impact the likelihood of regulatory approval.

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

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR platform technology. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multispecific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in bispecific ADAPTIR therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR platform technology, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may have greater resources and may devote greater resources to research and develop their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb Foundation, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products, to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and is expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, pre-clinical studies, nonclinical testing and clinical trials prior to seeking regulatory approval, and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

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

Some of our product candidates previously in development experienced regulatory and/or clinical setbacks. Clinical development has been discontinued for product candidates otlertuzumab, APVO414, and APVO210. Both APVO414 and APVO210 were discontinued after patients developed anti-drug antibodies (ADA). Most recently, in 2019, we elected to discontinue the APVO210 development program following the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however, we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.   Although we have re-designed certain components of the ADAPTIR platform based on what we have learned in prior clinical, trials, there is no guarantee that the occurrence of ADA or other clinical setbacks will not occur in the development of our existing and future ADAPTIR product candidates.

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

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the CMS, certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and,

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biotechnology field generally is highly uncertain and involves complex legal and scientific questions. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties, will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

•	obtain and maintain U.S. and foreign patents, that are meaningful to our products, including defending those patents against adverse claims;
•	secure patent term extension for the patents covering our approved products;
•	protect trade secrets;

•	operate without infringing the proprietary rights of others; and,
•	prevent others from infringing our proprietary rights.

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

The risks that we are subject to in any of our collaborations include, among others:

•	our collaborative partners may not commit adequate resources to the development, marketing and distribution of any collaboration products, limiting our potential revenues from these products;
•	our collaborative partners may experience financial difficulties and may therefore be unable to meet their commitments to us;
•	our collaborative partners may pursue a competing product candidate developed either independently or in collaboration with others, including our competitors; and,
•	our collaborative partners may terminate our relationship.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.29 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of COVID-19 and its impact on the global economy. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	investor perceptions or negative announcements by our competitors, suppliers or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses and results of clinical and non-clinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus or of RUXIENCE by Pfizer;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of COVID-19 or similar global health challenges;
•	general industry conditions and domestic and global financial, economic and geo-political instability; and,
•	the other factors described in this “Risk Factors” section.

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

These provisions include:

•	the classification of our directors;
•	limitations on the removal of directors;
•	limitations on filling vacancies on the board;

•	advance notice requirements for stockholder nominations of candidates for election to the Board of Directors and other proposals;
•	the inability of stockholders to act by written consent;
•	the inability of stockholders to call special meetings; and,
•	the ability of our Board of Directors to designate the terms of and issue a new series of preferred stock without stockholder approval.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

2.1	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.

4.1	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent

10.1*	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 10, 2020	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 10, 2020	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer