Form 10-K
period 2020-12-31
Aptevo Therapeutics Inc.
filed 2021-03-31
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $24.1 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2020, the last trading day of the fiscal quarter.

Excludes an aggregate of 343,985 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 31, 2021, the number of shares of Registrant’s common stock outstanding was 4,449,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Aptevo,” and the “Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

ii

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any forward-looking statements are based upon management’s assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and are subject to a number of risks and uncertainties. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from the plans, intentions, expectations and objectives underlying or disclosed in the forward-looking statements that we make. Therefore, you should not place undue reliance on our forward-looking statements. Some factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current information and we do not assume any obligation to update any forward-looking statements expect as required by the federal securities laws.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Item 1. Business.

OVERVIEW

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multispecific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors.

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities.  We have developed preclinical candidates based on the ADAPTIR-FLEX platform which are advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

Prior to February 28, 2020, we had one marketed product, IXINITY, indicated in adults and children 12 years of age and older with Hemophilia B for control and prevention of bleeding episodes, and management of bleeding during operations. On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus Pharmaceuticals Inc. (Medexus), pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC (Aptevo BioTherapeutics), a subsidiary of Aptevo which wholly owned the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash. In addition to the payment received at closing, Aptevo receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones from Medexus in the future. The parties also agreed that Aptevo would provide transition services for a limited period of time.

Recent Developments

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of our issued and outstanding shares of common stock as of the date of filing such Schedule 13D.  As of the date of this Annual Report on Form 10-K, Tang has subsequently been diluted to a 39.6% beneficial ownership position, primarily through the exercise of certain warrants that were issued and outstanding prior to Tang acquiring its ownership position in Aptevo. Additionally, on November 18, 2020, our Board received a written unsolicited, non-binding indication of interest from Tang, proposing to acquire all of the outstanding shares of our common stock not already beneficially owned by Tang for $50.00 per share in cash, subject to confirmatory due diligence conducted under a customary non-disclosure agreement (the “Initial Proposal”). We have had a series of communications during which we attempted to negotiate a non-disclosure agreement with Tang to permit discussions covering our nonpublic information and our operations. Further, on February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting to commence a process to sell Aptevo to the highest bidder (the “Tang Stockholder Proposals”). We have incurred and may continue to incur additional expenses by retaining the services of various professionals to advise us on responding to these matters.

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, shareholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current shareholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s shareholders.

On March 30, 2021, the Company entered into and closed a royalty purchase agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR) pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter.

In connection with the Royalty Purchase Agreement, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million.

STRATEGY

We seek to grow our business by, among other things:

Advancing our ADAPTIR and ADAPTIR-FLEX platforms, initially focusing on immunotherapy and the development of novel bispecific and multispecific proteins for the treatment of cancer. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional bispecific protein immunotherapies for early development, potentially with other collaborative partners, to further validate the potential of the ADAPTIR and ADAPTIR-FLEX platforms. We intend to favor the development of bispecific candidates that have the potential to demonstrate proof of concept early in development and are differentiated in key oncology indications. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need. Our goal is to generate monospecific, bispecific, and multispecific ADAPTIR and ADAPTIR-FLEX proteins to target tumors using the immune system or direct cytokine delivery to selective cell populations or modulate immune cells to treat diseases. We believe these product candidates may have utility in oncology and other therapeutic areas.

Continuing to develop new products. We are committed to new product development. We have expertise in molecular biology, antibody engineering and the development of protein therapeutics, including cell line development, protein purification, process development and analytical characterization. We believe that these core areas of expertise enable the development of therapeutics based on the ADAPTIR and ADAPTIR-FLEX platform technologies from design, pre-clinical testing, and clinical development to preparation of a biologics license application, or BLA.

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to continue to develop and grow our product portfolio through internal research and development as well as through collaborations with other biotechnology and pharmaceutical companies, academia, and non-governmental organizations.

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

Characteristics	Technology
	ADAPTIR	ADAPTIR-FLEX
Drug Targeting	Bind up to two targets	Bind up to four targets
Genetic and Structural Format	Single gene that assembles into a homodimer based on an antibody backbone	Two genes that assemble into a heterodimer based on an antibody backbone
Half-life	Contains Immunoglobulin Gamma 1 Fc Demonstrated antibody-like half-life in mice
Effector function	Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function
Manufacturing	Antibody-like manufacturing processes
Current Pipeline Candidates	APVO436 (CD123 x CD3) ALG.APV-527 (41BB x 5T4) APVO603 (41BB x OX40)	APVO442 (PSMA x CD3)

Platform Technology

ADAPTIR and ADAPTIR-FLEX Platform Technologies. The ADAPTIR and ADAPTIR-FLEX platform technologies can be used to produce monospecific, bispecific, and multispecific immunotherapeutic proteins. These protein candidates bind to one or more targets found on tumor cells, immune cells, or other cells in the body or circulation to either amplify, suppress, or regulate the body’s defense mechanisms to treat cancer. We focus on developing drugs for treatment of oncology indications, but also may pursue other indications including autoimmune diseases. We believe we are well positioned for the development of monospecific, bispecific, or multispecific therapeutics, which are antibody-based molecules that are able to bind one or more targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) and ADAPTIR-FLEX platform technology. This allows us to take a novel approach to cancer immunotherapy or for treatment of other diseases.

Structurally, ADAPTIR and ADAPTIR-FLEX molecules are similar to antibodies; they can exhibit the same biological functions of an antibody, but can be easily modified to either eliminate or incorporate new activities, all the while maintaining a similar size, stability, half-life and manufacturing advantages of a monoclonal antibody. The ADAPTIR molecules are single-chain polypeptides comprising customized elements, including a protein domain that binds to one or more targets connected to the hinge domain and a set of antibody constant domains known as the fragment crystallizable region, or Fc region of a human antibody. A second protein domain can be connected to the Fc region using a linker.  The antibody Fc region can elicit an immune response by binding to the corresponding Fc receptors found on various immune cells such as natural killer (NK) cells, and other cells bearing Fc receptors to mediate antibody-dependent cell cytotoxicity resulting in killing the target. With the ADAPTIR platform, the Fc region can be modified to enhance or eliminate these functions. Incorporation of the Fc region into the ADAPTIR platform also provides for an extended serum half-life by engaging recycling via the neonatal Fc receptor or FcRn. A long serum half-life could potentially reduce dosing frequency and dose quantity. The ADAPTIR-FLEX molecules are comprised of at least two polypeptides that are comprised of customized elements similar to ADAPTIR candidates. The Fc region of these molecules can be modified to enable formation of a stable heterodimer. These candidates have similar mutations in the Fc region as ADAPTIR candidates to enable or eliminate binding to Fc receptors, but retaining binding to FcRn to provide for an extended serum half-life.

The ADAPTIR platform technology enables the design of both monospecific and bispecific bi-valent protein therapeutics.

Bispecific
scFv or Protein Domain 1
Monospecific
scFv or Protein Domain 1
Mutated IgG-Fc
• No ADCC
• No CDC
• FcRn binding
Linker
scFv or Protein Domain 2

Bispecific ADAPTIR molecules are similar in structure to monospecific ADAPTIR molecules, with the exception that they have two customized target binding domains on the ends of the Fc region. We have created several bispecific molecules that are able to redirect T-cell cytotoxicity (RTCC). T-cells are white blood cells that fight infections and tumor cells. RTCC ADAPTIR molecules are designed to activate T-cells to specifically kill a tumor. The RTCC ADAPTIR does so by binding to a common component CD3, a receptor complex that activates T cells, when engaging a specific tumor antigen on a specific tumor via the second binding domain, thereby activating the T-cell to kill the tumor.

Our ADAPTIR-FLEX platform technology extends advantages of ADAPTIR technology to create protein therapeutics with varied specificity and valency and potentially new modes of action.

ADAPTIR-FLEX molecules are composed of two different polypeptides that form a dimer through modifying specific sequences in the Fc region of each polypeptide. Each end of the polypeptide may contain one or two different binding domains, enabling the ADAPTIR-FLEX molecules to bind up to four targets. In addition, the ADAPTIR-FLEX platform can be used to modify the valency of binding to each target, which means it can bind a target, through one binding domain or through multiple binding domains, to a specific target to enable modifying the strength of binding to a specific target.

We believe that ADAPTIR and ADAPTIR-FLEX are promising platform technologies within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR and ADAPTIR-FLEX molecules and monoclonal antibodies allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our molecules, we can select the desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including, but not limited to, RTCC, modulating signals through immunostimulatory or immunoinhibitory receptors and targeted cytokine delivery. We can expand our ADAPTIR and ADAPTIR-FLEX platforms to generate monospecifics, bispecifics, or multispecifics that target tumor antigens in combination with costimulatory molecules, including TNF-Receptor family members and other activating or inhibitory signaling receptors. We believe the ADAPTIR and ADAPTIR-FLEX platform technologies may prove to have advantages over other immunotherapeutics and other bispecific T-cell engaging technologies. In pre-clinical studies, we gathered data indicating that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses, a long half-life, and reduced cytokine release compared to other bispecifics targeting the same tumor antigens and CD3. The ADAPTIR and ADAPTIR-FLEX monospecifics, bispecifics, and multispecifics can be produced using standard manufacturing practices. Further clinical and pre-clinical studies may not confirm or establish the anticipated benefits of this platform.

Our ADAPTIR and ADAPTIR-FLEX platform intellectual property (IP) portfolio consists of IP that we solely own and control, with the exception of non-exclusive licenses to Chinese hamster ovary (CHO) cell lines and related expression systems, and a non-exclusive license to certain transgenic rodents of Open Monoclonal Technology, Inc.’s OmniAb platform, which we non-exclusively license from various third parties.  See “Intellectual Property” for additional information about the ownership rights to ADAPTIR and ADAPTIR-FLEX platform intellectual property.

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

Product Candidates

Our pipeline includes investigational clinical and pre-clinical stage anti-cancer drug candidates with clinical impact potential for treating both hematologic malignancies, also known as “liquid” tumors, and solid tumor cancers.

APVO436. a recombinant, bispecific T-cell engaging antibody candidate built on Aptevo’s proprietary ADAPTIR protein therapeutic platform, is designed to simultaneously target CD123 and CD3 and redirect T-cell cytotoxicity to the tumor.

APVO436 is currently being evaluated in a Phase 1/1b open-label, dose-escalation clinical trial in the United States involving patients with AML and MDS.  In the current Phase 1a trial, patients receive APVO436 by intravenous dosing up to six 28-day cycles. The objective of the trial is to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in patients.  Phase 1 will consist of up to 60 patients and is designed to determine the recommended dose for Phase 1b.  The primary endpoint for Phase 1 is designed to be the identification of a maximally tolerated dose (MTD), as the incidence of dose-limiting toxicities (DLT’s) occurring during Cycle 1 of each dose cohort.

Phase 1b is designed to further evaluate the safety and tolerability of APVO436 as well as assess its clinical activity as a single agent at the recommended Phase 2 dose (RP2D) level. The Phase 1b portion of the study will include efficacy endpoints, including but not limited to the overall response rate.

To date, enrollment in cohorts 1 through 9 has been completed and enrollment in cohort 10 is ongoing. We have observed, as signs of clinical activity, stabilization of leukemia, a response that consequently deepened to partial remission and complete remission (CR) in two difficult to treat relapsed/refractory AML patients. Preliminary data regarding APVO436, indicated that two patients in cohort 6 of the APVO436 clinical trial achieved complete remission. The first patient is no longer in a complete remission status but is continuing therapy, while the second patient progressed and discontinued therapy. Most patients have either completed their dose regimens or have discontinued dosing without a dose-limiting toxicity.

One of the most significant and frequent side effects associated with the use bispecific, T-cell engaging antibodies are neurologic toxicities. For example, approximately 65 percent of patients treated with Blinatumomab (a bispecific antibody approved for an oncologic indication, sold under the brand name Blincyto, targeting the leukemia-associated CD19 antigen found on acute lymphoblastic leukemia (ALL) cells and redirecting CD3 antigen-carrying T-cells against these leukemia cells) experienced neurologic toxicities, most frequently dizziness, tremor, confusional state, and encephalopathy. Neurological toxicities may be severe, life-threatening, or fatal. Grade 3 or higher neuropsychiatric toxicity has occurred in approximately 15 percent of patients treated with Blinatumomab, including encephalopathy, seizures, speech disorders, disturbance of consciousness, confusion, disorientation, and coordination and balance disorders. Use of dexamethasone is the standard of care for neurotoxicity. Our preliminary data indicates that serious neurologic toxicity is not a frequent complication associated with APVO436 treatment.

Another potential complication associated with treatment using bispecific, T-cell engaging antibodies is a systemic inflammatory syndrome known as Cytokine Release Syndrome (CRS). CRS may occur within minutes to hours after infusion of the bispecific T-cell engaging antibody or emerge as a delayed onset complication after several days. Clinical manifestations of CRS may range from mild to severe including hypotension, hypoxia, and uncontrolled systemic inflammatory response with circulatory collapse, vascular leakage, peripheral and/or pulmonary edema, renal failure, cardiac dysfunction, and fatal multiorgan system failure.  Heart failure can also be a consequence of the systemic inflammatory syndrome of CRS.  Another form of systemic inflammation a bispecific T-cell engaging antibody can cause is Hemophagocytic Lymphohistiocytosis (HLH)/Macrophage Activation Syndrome (MAS) which shares many clinical and laboratory features with CRS.  HLH/MAS is considered a form of CRS when it occurs after treatment with a bispecific T-cell engaging antibody.

CRS have occurred in some APVO436 patients, which have been effectively treated using the generally recommended standard CRS treatment, which includes the use of tocilizumab and dexamethasone, combined with standard supportive care. This has been confirmed effective in the APVO436 patients that have experienced CRS.   Several additional treatments for CRS have recently become available, and we are working with key opinion leaders and site investigators to further optimize our algorithm for addressing CRS.

On November 26, 2019, the FDA granted Orphan Drug Designation for AML to APVO436, which grants us exclusive marketing and development rights, as well as eligibility for market exclusivity upon FDA approval of APVO436.

ALG.APV-527. a novel investigational bispecific ADAPTIR candidate, developed in partnership with Alligator Bioscience AB (Alligator), featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in a number of different types of cancer. 4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including mesothelioma, non-small-cell-lung, head and neck, pancreatic, renal, ovarian and bladder cancers. Aptevo and Alligator plan to file a clinical trial application (CTA) in Europe in 2021 and to subsequently commence first in human dosing in the fourth quarter of 2021.

APVO603. a preclinical dual agonist bispecific ADAPTIR candidate employing a novel mechanism of action to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family.  Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to more robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the suppressive tumor microenvironment. The targeted co-stimulation of 4-1BB and OX40 has the potential to promote an important immunological cascade, enhancing T-cell activation, prolonging T-cell survival, and improving tumor killing. This product candidate is not dependent on any one tumor antigen and has the potential to treat multiple solid tumors. Additionally, we are initiating IND-enabling studies and CMC activities to support IND submission in 2022.

APVO442. a novel bispecific candidate based on the ADAPTIR-FLEX platform technology that binds to PSMA with two identical binding domains to PSMA and with one binding domain to CD3 with reduced binding affinity. This candidate was designed to increase biodistribution of drugs to PSMA positive tumors for treatment of prostate cancer. The low-affinity single binding domain to CD3 has the potential to allow for increased concentrations at the tumor due to possibly reducing absorption of a drug by circulating peripheral T cells.  Preclinical studies have been completed demonstrating in vitro RTCC that is directed to PSMA bearing tumor cell lines in vitro and in vivo animal models.

Competition

We face, and will continue to face, intense competition from both U.S.-based and foreign producers of both large and small molecule immunotherapeutic products, some of which have lower cost structures, greater access to capital, greater resources for research and development, and sophisticated marketing capabilities. Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications.

APVO436: We anticipate that APVO436 would compete with other agents targeting CD123 that are in development if they are also approved. Bispecifics in development targeting CD123 include: flotetuzumab (formerly MGD006, Macrogenics), JNJ-63709178 (Janssen) and vibecotamab (formerly XmAb14045, Xencor). There are numerous CAR-T therapies in development: CART123 (University of Penn.), CARTCD123 (NCI/City of Hope), UCART123 (Cellectis), MB-102 (Mustang Bio) and several others in development in China. Other competitive products targeting CD123 are: tagraxofusp (formerly SL-401, an antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), CSL362 (monoclonal antibody, CSL/Janssen) and IMGN632 (ImmunoGen and Jazz Pharmaceuticals).

ALG.APV-527:  This asset targets 4-1BB in a bispecific format when cross-linked with the tumor antigen 5T4.  We anticipate that ALG.APV-527 would compete with bispecifics targeting 5T4 and 4-1BB which are currently in preclinical development (Crescendo Biologics and Macrogenics). In addition, other competitors include bispecifics targeting 4-1BB in combination with other targets such as 4-1BB x FAP (FAP is expressed on tumor associated stomal fibroblasts).  4-1BB x FAP is currently in phase 1 clinical development by Molecular Partners and Amgen for treatment of epithelial cancers. Another bispecific targets 4-1BB x HER (PRS343) which is in phase 1 clinical development by Pieris for treatment of breast cancer.

Furthermore, we face significant competition in the oncology market in general, including from: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Teneobio Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. Additionally, there may be other potential competitors or companies developing competitive products that may not be known to us at this time.

COLLABORATIONS WITH ALLIGATOR BIOSCIENCE

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4 a tumor antigen overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform.

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

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which Aptevo sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo wholly owns IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title and interest to the IXINITY product and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property and will continue to do so. We own or exclusively license the patents and patent applications in our patent portfolio that support the ADAPTIR-FLEX platform, ADAPTIR platform and pipeline products, including APVO436, with the exception of certain cell line rights and other research tools, which we license on a non-exclusive basis. We practice patent life cycle management by filing patent applications to protect new inventions relating to meaningful improvements to our products and related methods. We primarily seek patent protection for inventions that support our products and product candidates, but from time to time, we may seek patent protection for inventions that could, for instance, support a potential business opportunity or block a competitor from designing around our existing patents.

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

The term of protection for various patents associated with, and expected to be associated with, our marketed product and product candidates is typically twenty years from the filing date, but may vary depending on a variety of factors, including the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. The protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the necessity for terminal disclaimers, the availability of legal remedies in a particular country, and the validity and enforceability of the patents.

In some cases, we may decide that the best way to protect our intellectual property is to retain proprietary information as trade secrets and confidential information, rather than to apply for patents, which would involve disclosure of proprietary information to the public. When determining whether to protect intellectual property as a trade secret, we consider many factors including, for instance, our ability to maintain the trade secret, the likelihood that a competitor will independently develop the information, our ability to patent protect the intellectual property and the likelihood we would be able to enforce a resulting patent.

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property. These agreements impose various commercial diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future.

ADAPTIR and ADAPTIR-FLEX Platforms. We protect the ADAPTIR platform technology through a combination of patents and trade secrets. We own all ADAPTIR and ADAPTIR-FLEX platform intellectual property, with the exception that we have licenses to certain intellectual property related to third party research tools that we use in conjunction with our ADAPTIR platform technology such as cell lines, vectors, expression systems, and transgenic rodents.  For instance, we have a non-exclusive commercial license and research license with Lonza Group AG (Lonza) related to its CHO cell lines and vectors. Under our Lonza research license, we have an option to take a license to use the GS System to develop and manufacture therapeutic proteins for our commercial purposes. We also have a non-exclusive license to certain transgenic rodents of Open Monoclonal Technology, Inc.’s OmniAb platform.

The initial version of the ADAPTIR platform technology was originally developed by Trubion Pharmaceuticals, Inc. (Trubion) prior to its acquisition by Emergent. A patent family supporting use of unique linkers in the homodimer (a molecule consisting of two identical halves) version of the ADAPTIR platform was invented jointly by Trubion and Wyeth Pharmaceuticals, Inc. (Wyeth) as part of a collaboration between the two companies. Wyeth assigned the rights it had in that platform patent family to Trubion. We subsequently acquired the rights to the platform patent family upon our spinoff from Emergent.

In order to differentiate our platform inventions from antibodies and other antibody-like constructs that have been publicly disclosed, many of our patents and patent applications are directed to unique aspects or components of our platform such as linkers, targets, or binding domains.

We have patents relating to the ADAPTIR platform issued in the United States, Australia, Israel, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, South Africa, and Vietnam. We also have applications pending in various territories including Europe and Brazil. We plan to continue to improve our ADAPTIR platform and to file patent applications on those improvements. Our decision as to where to file any new ADAPTIR improvement inventions will be based in part on the significance of the improvement. If patents issue on the pending ADAPTIR patent applications, the patent term for those patents are estimated to expire between 2027 and 2036.  As our ADAPTIR platform technology evolves, we may decide to allow patent applications and patents to expire if they contain claims that are limited to aspects of the platform that are no longer of value to Aptevo.

ADAPTIR-FLEX, our heterodimer platform, is covered by a pending United States provisional patent application.  We anticipate filing a patent application under the Patent Cooperation Treaty (PCT) in 2021. The PCT patent application will allow us to file patent applications in PCT member state countries including, for instance, the United States, Europe, Japan, China, Australia, and Canada. If patents claiming priority to the pending ADAPTIR-FLEX patent application are issued, the resulting patents are estimated to expire in 2041.

We own patent families directed to use of particular binding domains in the ADAPTIR and ADAPTIR-FLEX platforms.  For instance, we have some patents that cover the use of an ADAPTIR therapeutic to target CD3.  We also have pending patent applications that cover ADAPTIR therapeutics containing our preferred humanized CD3 binding domain polypeptide sequences.

APVO436. We nationalized our core patent family, which covers the APVO436 product candidate in various countries and territories including the U.S., Australia, Brazil, Canada, China, Colombia, Europe, Eurasia, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Ukraine, and Vietnam.

ALG.APV-527. We co-own with Alligator a patent family corresponding to PCT application PCT/EP2018/069850, which covers the ALG.APV-527 product candidate. In January and February of 2020, this patent family was nationalized in various countries. Aptevo and Alligator also co-own U.S. patent 10,239,949, which relates to protein molecules that specifically bind to 5T4 and/or 4-1BB.

In addition to the co-owned assets, Alligator owns a patent family corresponding to PCT application PCT/EP2017/059656, which also covers ALG.APV-527. Aptevo has an exclusive license from Alligator to this patent family for the development of the ALG.APV-527 product candidate.

Pre-Clinical Therapeutic Candidates. We routinely file United States provisional patent applications and/or Patent Cooperation Treaty (PCT) patent applications on our pre-clinical therapeutic assets when we believe we have sufficient data to support a patent application filing.  Aptevo owns pending patent applications, for instance, which support its APVO603 and APVO442 therapeutic candidates.

Trademarks owned by Aptevo Therapeutics Inc. and its subsidiaries. Where possible, we pursue registered trademarks for our marketed products in significant markets. We own trademark registrations and pending applications for the marks: APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, ADAPTIR, and ADAPTIR-FLEX in relevant jurisdictions.

REGULATION

Regulations in the United States and other countries have a significant impact on our product development, manufacturing, and marketing activities. Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products. In addition, sponsors of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates biopharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. FDA’s requirements and expectations with respect to product development are constantly evolving. By example, in light of the COVID-19 pandemic, the FDA issued a number of guidance documents to assist companies navigating COVID-19, product development, and manufacturing.

Product Development for Therapeutics

Pre-clinical Testing. Before beginning testing of any compounds with potential therapeutic value in human subjects in the United States, stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation, as well as its chemistry, pharmacology, and toxicity. We perform pre-clinical testing on all of our product candidates before we initiate any human trials.

Investigational New Drug Application. Before clinical testing may begin, the results of pre-clinical testing, together with manufacturing information, analytical data and any other available clinical data or literature, must be submitted to the United States Food and Drug Administration, or FDA, as part of an Investigational New Drug Application, or IND. The sponsor must also include an initial protocol detailing the first phase of the proposed clinical investigation, together with information regarding the qualifications of the clinical investigators. The provided data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers, or to patients with the target disease or disorder under the supervision of a qualified physician (also called an investigator) pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria, if any, to be evaluated. Each protocol, and any subsequent amendments, must be submitted to the FDA, as part of the IND, or comparable foreign regulatory authorities.

•

Phase 1 clinical trials test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion, structure activity relationships, mechanism of action, and clinical pharmacology and, if possible, for early evidence regarding efficacy. Phase 1 studies may be conducted in healthy human volunteers or patients with the target disease or condition. Phase 1a is typically a dose escalation trial. Phase 1b may involve cohort expansion at one or more dose levels to determine the recommended Phase 2 dose.

•

Phase 2 clinical trials are controlled studies that involve a small sample of individuals with the target disease or disorder and seek to assess the efficacy of the drug for specific targeted indications to determine dose response and the optimal dose range and dose regimen and to gather additional information relating to safety and potential adverse effects.

•

Phase 3 clinical trials are adequate and controlled studies that consist of expanded, large-scale studies of patients, at geographically dispersed sites, with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen. The safety and efficacy data generated from Phase 3 clinical trials typically form the basis for FDA or comparable foreign regulatory authorities approval of the product candidate, as well as product labeling. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single Phase 3 clinical study plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

•

Phase 4 clinical trials, if conducted, are conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, the FDA or comparable foreign regulatory authorities may require that certain Phase 4 studies, which are called post-marketing commitment studies, be conducted post-approval.  The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.

Additional kinds of data may also help to support a BLA or product development, such as patient experience and real world evidence.  For appropriate indications sought through supplemental BLAs, data summaries may provide marketing application support. For genetically targeted products and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, BLAs and supplements for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted for the relevant indication.

Good Clinical Practice. All of the phases of clinical studies must be conducted in conformance with the FDA’s Good Clinical Practices (GCPs) or equivalent standards from comparable foreign regulatory authorities, which are ethical and scientific quality standards for conducting, recording and reporting clinical trials to assure that the data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected. GCPs include requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. In addition, an Institutional Review Board, or IRB, at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

The manufacture of investigational biologics for the conduct of human clinical trials is subject to FDA’s current Good Manufacturing Practice, or cGMP requirements. Investigational biologics and therapeutic substances imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.

Marketing Approval - Biologics

Biologics License Application. All data obtained from a comprehensive development program, including research and product development, manufacturing, pre-clinical and clinical trials, labeling and related information are submitted in a biologics license application, or BLA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In most cases, the submission of a marketing application is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances.  By example, product candidates that are designated as orphan products, which are further described below, are not subject to application user fees unless the application includes an indication other than the orphan indication.

The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case the application must be resubmitted with the supplemental information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has two months to review an application for its acceptability for filing.

Once an application is accepted for filing, the FDA begins an in-depth substantive review.  The Prescription Drug User Fee Act, or PDUFA, establishes a two-tiered review system: Standard Review and Priority Review. When conducting Priority Review, the FDA has a goal to review and act on BLA submissions within six months from the date of the FDA’s acceptance for filing of the application, rather than the ten-month goal under a Standard Review. The FDA gives Priority Review status to product candidates that provide safe and effective therapies where no satisfactory alternative exists or to a product candidate that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.

The FDA may refer certain applications to an advisory committee. Before approving a product candidate for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that product candidate to an external advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if FDA believes that the advisory committee’s expertise would be beneficial. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.

In reviewing a BLA, the FDA may grant approval or deny the application through a complete response letter, or CRL, if it determines the application does not provide an adequate basis for approval requesting additional information. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing.  Even if additional information outlined in a CRL is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

The receipt of regulatory approval often takes many years, involving the expenditure of substantial financial resources. The speed with which approval is granted often depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may also impose conditions upon approval. For example, it may require a Risk Evaluation and Mitigation Strategy, or REMS, for a product. This can include various required elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks and/or restrictions on distribution and use, such as limitations on who may prescribe or dispense the drug. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks.

The FDA may also significantly limit the indications or populations approved for a given product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning,  and/or require, as a condition of approval, enhanced labeling, special packaging or labeling, post-approval clinical trials, distribution or other risk management mechanisms, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on direct-to-consumer advertising, any of which could negatively impact the commercial success of a drug. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. The FDA may also withdraw the product approval if compliance with the pre- and post-marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

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

Orphan Drugs. Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug” in the United States if the drug is intended to treat an orphan, or rare, disease or condition. A disease or condition is considered orphan if it affects fewer than 200,000 people in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States will be recovered from United States sales. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting a BLA. Products designated as orphan drugs are eligible for special grant funding for research and development, potential tax credits for research, waived user fees for marketing applications and a seven-year period of market exclusivity after marketing approval. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act.

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

Post-Approval Requirements. Any biologic for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, reporting of deviations and shortages, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, current good manufacturing practices, or cGMP, and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, the FDA authority to require post-approval clinical trials and/or safety labeling changes if warranted. In certain circumstances, the FDA may impose a REMS after a product has been approved.

Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list their manufactured products, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.  Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Physicians, in their independent professional medical judgment, however, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Certain additional restrictions on advertising and promotion exist for products that have boxed warnings in their approved package inserts.  The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

Biosimilars and Exclusivity. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

A reference biologic is granted 12 years of exclusivity from the time of first licensure, and no application for a biosimilar can be submitted for four years from the date of licensure. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period. The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. For example, in 2020, FDA finalized a guidance to facilitate drug and biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

Patent Term Restoration.  If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’ approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

Regulation in the European Union. Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trials Directive 2001/20/EC, as amended (“CTD”) (and to be replaced by the Clinical Trial Regulation EU 536/2014) (“CTR”) (it is anticipated by December 2021), provides a system for the approval of clinical trials in the European Union via (in the case of the CTD) implementation through national legislation of the member states. The CTR is directly applicable in all member states without the need for national implementation. Under this system, approval (a CTA) must be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted. Once the CTR comes into effect however, it will be possible within the EU to make a single harmonized electronic submission and have a single assessment process for clinical trials conducted in multiple member states. CTA applications must be supported by an investigational medicinal product dossier with supporting information prescribed by the CTD and corresponding national laws of the member states and further detailed in applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion in response to a request for an opinion to the Ethics Committee.

Healthcare Fraud and Abuse and Anti-Corruption Laws

Various federal and state laws pertaining to health care “fraud and abuse” exist, including state and federal anti-kickback laws false claims laws, and patent privacy and security laws. Anti-kickback laws make it illegal for a drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, to induce, or in return for, the referral of business that may be reimbursed by a third party payor (including Medicare and Medicaid), including the purchase, prescribing or recommendation of a particular drug. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback or similar laws. Civil and criminal false claims laws, false statement laws and civil monetary penalty laws prohibit, among other things, anyone from knowingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, create federal criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information.

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

Our operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from directly or indirectly paying, offering to pay, or authorizing the payment of anything of value to any foreign government official or employee, or any foreign political party or political candidate in an attempt to obtain or retain business or to otherwise influence such official, employee, party or candidate in his or her or its official capacity. Our operations are also subject to compliance with the U.K. Bribery Act of 2010, which applies to activities both in the public and private sector, Canada’s Corruption of Foreign Public Officials Act and similar laws and industry codes in other countries where we do business.

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

HUMAN CAPITAL

Employees and Office Location

Aptevo employed 58 full-time persons as of December 31, 2020. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

Our principal executive offices are located at 2401 4th Ave., Suite 1050, Seattle, Washington 98121. Our telephone number is (206) 838-0500.

Diversity, Equity, and Inclusion

Aptevo is an equal opportunity employer, and we are committed to fostering diversity and inclusion within our work environment and beyond. Our efforts are focused on hiring and retaining qualified candidates, and promoting a supportive and inclusive working environment for all of our employees. The Company is resolute on its commitment to the development and fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients. As of December 31, 2020, 60% of our workforce and 46% of our leadership (at the Director level and above) were female. In addition, 23% of our workforce and 29% of our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

Recruiting and Retention

We believe that we have been successful in attracting and retaining talented personnel to support our business, though competition for personnel in our industry is intense.

Compensation and Benefits

We offer competitive pay and benefits designed to attract and retain talent and drive Company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. We also offer an annual cash incentive program and long-term equity incentive plans designed to assist in attracting, retaining, and motivating employees and promoting the creation of long-term value for stockholders.

Health & Safety

We have an Environmental, Health and Safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance work safety. Importantly, during the COVID-19 pandemic, our continuing focus on safe work practices has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

ORGANIZATIONAL HISTORY

Aptevo was formed as a wholly-owned subsidiary of Emergent for the purpose of serving as the parent company for the development-based biotechnology business focused on novel oncology, hematology, and autoimmune and inflammatory therapeutics and was incorporated in Delaware in February 2016. On August 1, 2016, Emergent effectuated a spin-off of Aptevo into an independent publicly traded company and made a pro rata distribution of Aptevo common stock to Emergent’s stockholder base at that time. Accordingly, Aptevo has operated as an independent publicly traded company since August 1, 2016.

AVAILABLE INFORMATION

The Aptevo website is located at www.AptevoTherapeutics.com. Aptevo makes certain filings with the Securities and Exchange Commission (the SEC), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its website as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC.

In addition, all disclosures that are required to be posted by applicable law, the rules of the SEC or the Nasdaq listing standards regarding any amendment to, or waiver of, our code of business conduct and ethics are available free of charge on our website. We have included our website address as an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference into, this Annual Report on form 10-K.

Item 1A. Risk Factors.

We are subject to significant risks and uncertainties that could impact the Company’s businesses, results of operations and financial condition, including by causing our actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties that are not currently known to the Company or management or that are not currently believed by the Company or management to be material may also harm the Company’s business, financial condition and results of operation. You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock.

RISK FACTOR SUMMARY

The following is a summary of the material risks to our business, operations, and ownership of our common stock:

•	We have a history of losses and may not be profitable in the future.
•	We will require additional capital and may be unable to raise capital when needed or on acceptable terms.
•

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments and deferred payments to the Company by Medexus.

•

Our future income will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone and royalty payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

•	COVID-19 could adversely impact our business, including our clinical trials.
•	The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.
•	If we experience delays or difficulties in the enrollment of patients in clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.
•	Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to discover, develop, and obtain marketing approval for our product candidates.
•	We may not be successful in our efforts to use and further develop our ADAPTIR or ADAPTIR-FLEX platforms.
•	Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.
•	If we are unable to protect our intellectual proprietary rights, our business could be harmed.
•	Our stock price may be volatile.
•	We may be subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.
•

Actions of an activist stockholder against us have been disruptive and costly and the notice the activist stockholder has sent indicating he will wage a proxy contest and seek representation on our Board could cause uncertainty about the strategic direction of our business.

•

The Initial Proposal, the Tang Stockholder Proposals and similar proposals from other third-parties, and our responses thereto, may cause volatility in the trading price of our common stock and interfere with our efforts to raise capital.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

We have experienced significant operating losses and we may not achieve profitability in the future. For the year ended December 31, 2020 and 2019, we had net losses of $17.8 million and $40.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $185.6 million. We expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates, for the foreseeable future. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, credit agreement, our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in December 2018 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through 2021, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2020, we had cash, cash equivalents, and restricted cash in the amount of $42.5 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities, or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make further reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the resolution of actions of activist investors;
•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY;
•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results, and costs of our development activities; and,
•	future clinical development costs and requirements to complete dosing of Phase 1/1b clinical trial for APVO436, as well as future clinical trials.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in December 2020, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 404,694 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Actions of an activist stockholder against us have been disruptive and costly and the notice the activist stockholder has sent indicating he will wage a proxy contest and seek representation on our Board could cause uncertainty about the strategic direction of our business.

On November 6, 2020, Tang filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing at the time approximately 54% of our issued and outstanding shares of Common Stock (the Tang Ownership Change), although Tang has subsequently been diluted to a 39.6% beneficial ownership position, primarily through the exercise of certain warrants that were issued and outstanding prior to Tang acquiring its ownership position in Aptevo.

On November 18, 2020, our Board received a written unsolicited, non-binding indication of interest from Tang, proposing to acquire all of the outstanding shares of our common stock not already beneficially owned by Tang for $50.00 per share in cash, subject to confirmatory due diligence conducted under a customary non-disclosure agreement. We have had a series of communications with Tang during which we attempted to negotiate a non-disclosure agreement to permit discussions covering our nonpublic information and our operations.

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, shareholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current shareholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s shareholders.

On February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. We have incurred and may continue to incur additional expenses by retaining the services of various professionals to advise us on responding to these matters.

The Board and management team strive to maintain constructive communications with our stockholders, including Tang, and welcomes their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board or changes in our strategic direction could have an adverse effect on us because:

•

Responding to actions by Tang and other activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction as a result of changes to the composition of our Board or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities, cause concern for those enrolling in our clinical trial, and make it more difficult to attract and retain qualified personnel and business partners;

•	The Initial Proposal has interfered, and may continue to interfere, with our efforts to raise capital;
•

These and similar types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;

•

As a result of the pending proxy contest, or if other activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests can be disruptive, costly, and time-consuming; and,

•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

The Initial Proposal, the Tang Stockholder Proposals and similar proposals from other third-parties, and our responses thereto, may cause volatility in the trading price of our common stock and interfere with our efforts to raise capital.

We have retained Piper Sandler to assist and advise the Board in its evaluation of the Initial Proposal, as well as our other strategic alternatives, including remaining independent and executing our existing strategic plans. The Board has met on a number of occasions to carefully evaluate and consider the Initial Proposal and representatives of the Company have discussed the Initial Proposal directly with representatives of Tang.

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, shareholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current shareholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s shareholders.

As a result of the uncertainty surrounding the Tang Stockholder Proposals, our response to the Initial Proposal, and similar proposals from other third-parties, the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, due to a variety of factors, including:

•	the resolution of the Tang Stockholder Proposals;
•	the level and timing of any milestone or deferred payments with respect to sales of IXINITY by Medexus;

•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR;
•

the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and,

•

the timing, cost, and level of investment in our research and development activities as well as expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses, respectively. In 2020, we did see an impact of COVID-19 on our business as some of our clinical sites were at reduced capacity or closed, as well as our participation in the BEAT AML trial being delayed by the Leukemia and Lymphoma Society. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments and deferred payments to the Company by Medexus.

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to the effect of the COVID-19 pandemic on the current and future environment for clinical development and regulatory approval, Medexus’ ability to continue to successfully commercialize the IXINITY business may be effected, and we may experience potential impacts on our future deferred payments from Medexus. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

Our future income will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone and royalty payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

On June 25, 2020, we announced that we will receive royalty payments from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE (Rituximab-pvvr), which was approved by the U.S. Food and Drug Administration in July 2019 and launched by Pfizer in the United States and Japan in early 2020, and the European Union in the third quarter of 2020. The payments from Pfizer relate to a collaboration and license agreement acquired by us as part of our spin-off from Emergent in 2016, which applies a fixed royalty rate of 2.5% on global net sales. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the biosimilar. Royalty payments to us are due within 60 days after the end of each quarter. Although the agreement was terminated in 2012, the royalty obligation thereunder survived.

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive all royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an  $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter.

We have no control over the sales of RUXIENCE and are therefore dependent on the efforts and ability of Pfizer to generate net sales of RUXIENCE sufficient for us to receive Milestone Payments and additional royalty payments under the Royalty Purchase Agreement.  The failure of Pfizer to successfully generate such net sales could negatively impact our future financial and operating results and our results of operations could therefore be adversely affected. Additionally, even if Pfizer is able to generate net sales of RUXIENCE sufficient for us to receive such payments, if HCR breaches the Royalty Purchase Agreement (for example, by not making required payments when due, or at all), disputes or litigation may arise. Such disputes or litigation could be time-consuming and expensive and could adversely affect our business.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition, and results of operations.

The nature of our business exposes us to potential liability inherent in pharmaceutical products, including with respect to the testing of our product candidates in clinical trials and any product candidates that we successfully develop. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell any products that we successfully develop. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise receive regulatory approval for study or commercial sale. We cannot predict the frequency, outcome, or cost to defend any such claims.

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. The cost of defending any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims, regardless of merit or eventual outcome, may absorb significant management time and result in reputational harm, potential loss of revenue from decreased demand for any product candidates we successfully develop, withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs, and could cause our stock price to fall.

Our success is dependent on our continued ability to attract, motivate and retain key personnel, and any failure to attract or retain key personnel may negatively affect our business.

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain, and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our Chief Scientific Officer, Jane Gross Ph.D., or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining, or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. Furthermore, we have experienced and may experience an impact on the health of key personnel due to COVID-19.

COVID-19 could adversely impact our business, including our clinical trials.

Since March of 2020, a novel strain of coronavirus, COVID-19, has spread through the world, including the United States. The COVID-19 outbreak has caused severe global economic and societal disruptions and uncertainties, and we have experienced disruptions that have impacted our business and clinical trials, including, limitation of company operations, including implementing work from home policies and office closures; delays or difficulties in receiving deliveries of critical experimental materials; delays or difficulties in enrolling patients in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delay in participation of APVO436 in the Beat AML trial; interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and, limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, due to the illness of employees or their families, or the preference of employees to avoid contact with large groups of people.

We may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business; and negative impacts on suppliers and licensees. The global outbreak of COVID-19 continues to rapidly evolve. The COVID-19 pandemic may also result in the need to suspend enrollment into studies, patient withdrawals, postponement of preclinical studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees and the FDA or comparable foreign regulatory authorities.  The foregoing may also impact the integrity of our study data. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending submissions.

The COVID-19 pandemic may further impact our suppliers and manufacturers.  If any of our suppliers or manufacturers are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the outbreak, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business and development plans. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies.  Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change.

The COVID-19 pandemic may result in changes in laws, policies, and regulations.  By example, due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, FDA issued a number of guidances concerning how sponsors and investigators may address these challenges.  FDA’s guidance is continually evolving.  By further example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing.  This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

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

In August 2020, we entered into a Credit and Security Agreement (the Credit Agreement), by and among us and certain our subsidiaries as borrowers, MidCap Financial, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

•	requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate initiatives;
•	increasing the amount of interest that we have to pay on borrowings under the Credit Agreement if market rates of interest increase;
•

requiring compliance with restrictive covenants restricting, among other things, certain indebtedness, liens, dividends and other distributions, repayment of subordinated indebtedness, mergers, dispositions, investments, acquisitions, transactions with affiliates and modification of organizational documents or certain other agreements, subject to certain exceptions;

•	requiring compliance with affirmative covenants including payment and reporting covenants; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under the Credit Agreement. In addition, failure to comply with the covenants under the Credit Agreement, including those outside of our control, such as the appointment by Tang of a majority of directors to our board, could result in an event of default, notwithstanding the initial waiver and consent obtained upon the Tang Ownership Change. An event of default could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness, including our intellectual property.

We believe it is likely that we experienced by virtue of the Tang Ownership Change, an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), and, if we are correct, the tax benefits of our pre-“ownership change” net operating loss carryforwards and certain other tax attributes will be subject to annual limitation under Sections 382 and 383 of the Code.

In general, a corporation undergoes an “ownership change” under Section 382 of the Code if, among other things, the stockholders who own, directly or indirectly, 5% or more of the corporation’s stock (by value), or are otherwise treated as “5% shareholders” under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership (by value) of the corporation’s stock by more than 50 percentage points over the lowest percentage of value owned by the 5% shareholders at any time during the applicable testing period, which is generally the rolling three-year period preceding the potential ownership change.  Such potential ownership change testing events include changes involving a shareholder becoming a 5% shareholder or arising from a new issuance of capital stock or share repurchases by the corporation, subject to certain exceptions.

In the event of an “ownership change,” Sections 382 and 383 of the Code impose an annual limitation on the amount of taxable income a corporation may offset with pre-change net operating loss carryforwards and certain other tax attributes. The annual limitation is generally equal to the value of the outstanding stock of the corporation immediately before the ownership change (excluding certain capital contributions), multiplied by the long-term tax-exempt rate as published by the IRS for the month in which the ownership change occurs (the long-term tax-exempt rate for November 2020 is 0.89%).  Any unused annual limitation may generally be carried over to subsequent years until the pre-ownership change net operating loss carryforwards and certain other tax attributes expire or are fully utilized by the corporation.  Similar provisions of state tax law may also apply to limit the use of state net operating loss carryforwards and certain other tax attributes.

Additionally, Section 382 of the Code includes special rules that apply to a corporation with a significant amount of net unrealized built-in gains or net unrealized built-in losses in its assets immediately prior to  ownership change under Section 382 of the Code. In general, certain built-in gains recognized during the five-year period beginning on the date of the ownership change increases the corporation’s annual limitation under Section 382 and 383 of the Code in the taxable year that such built-in gains are recognized or deemed recognized (but only up to the amount of the net unrealized built-in gain), while certain built-in losses recognized during such five-year period is subject to the annual limitation under Section 382 of the Code (but only up to the amount of the net unrealized built-in loss).

As of December 31, 2020, we had approximately $162.5 million and $68.1 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax, federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is still uncertain if and to what extent various states will conform to the enacted tax law. We are in the process of completing an IRC Section 382/383 study on our federal and state tax attributes  in connection with the acquisition by Tang of 1,760,000 shares of our common stock in order to determine whether our ability to use our net operating loss carryforwards and certain other tax attributes in existence prior to the Tang Ownership Change will be subject to an annual limitation under Sections 382 and 383 of the Code as described above.

We cannot predict or control the occurrence or timing of another ownership change under Section 382 of the Code in the future. In addition, it is possible that any offering of securities by us could result in an ownership change.  If another ownership change were to occur, future limitations could apply to our net operating losses and certain other tax attributes, which could result in a material amount of our net operating loss carryforwards and certain other tax attributes becoming unavailable to offset future income tax liabilities.

The realization of all or a portion of our deferred income tax assets (including net operating loss carryforwards) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and certain other tax attributes, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature.  For example, we have previously reported on a patient in cohort 4 of our APVO 436 Phase 1/1b clinical trial who showed a complete marrow response.  That patient dropped out of the trial during the eleventh cycle of treatment because his/her disease progressed. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved.

Our future clinical trials may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

regulators or Institutional Review Boards (IRBs) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our contract research organizations (CROs);

•

regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;

•	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance;
•	changes in marketing approval policies, laws, regulations, or the regulatory review process during the development period rendering our data insufficient to obtain marketing approval;
•

the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials;
•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•

the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•	the FDA or comparable regulatory authorities may disagree with our intended indications;
•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our contract manufacturer’s manufacturing facility for clinical and future commercial supplies; and

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.  In addition, the global outbreak of the COVID-19 pandemic makes it more difficult to initiate studies and enroll patients.

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified that could delay, prevent, or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our other product candidates. If such an event occurs, a number of potentially significant negative consequences may result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our products and materially harm our business and results of operations.

We depend on third parties to conduct our clinical and non-clinical trials.

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Scott Stromatt, our former full-time Chief Medical Officer, is now providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Stromatt and these other third parties for successful execution of our clinical and non-clinical trials, but we do not exercise day-to-day control over their activities.

While we have agreements governing the activities of third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.  If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions.

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from the COVID-19 pandemic could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and non-clinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

If CROs or other third parties assisting us or our study sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement action.  We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under GMPs and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, or conduct additional trials, which would increase our development costs and delay or impact the likelihood of regulatory approval.

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

Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

If any of these events occur, we may not be able to obtain regulatory approval of our product candidates or succeed in our efforts to create approved line extensions for certain of our existing products or generate additional useful clinical data in support of these products. Moreover, if we are unable to obtain any necessary third-party services on acceptable terms or if these service providers do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for our product candidates may be delayed or prevented.

Certain of our product candidates have received orphan drug designation from the FDA. However, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

Certain of our product candidates have received orphan drug designation. We may also seek orphan drug designation for our other product candidates, as appropriate. While orphan drug designation does provide us with certain advantages, it neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

Generally, if a product candidate with orphan drug designation subsequently receives marketing approval before another product considered by the FDA to be the same for the same orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same indication for a period of seven years in the United States.

We may not be able to obtain any future orphan drug designations that we apply for. Orphan drug designations do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any orphan drug designations that we receive. For instance, orphan drug designations may be revoked if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request.

Moreover, even if we are able to receive and maintain orphan drug designations, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA approval is broader than the orphan drug designation. Orphan exclusivity may also be lost for the same reasons that orphan drug designation may be lost. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior. The FDA may further grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years, unless we can demonstrate clinical superiority. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

Commercialization Risks

Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to discover, develop, and obtain marketing approval for our product candidates.

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates.  Our business depends on the successful development and commercialization of our product candidates, which will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment, which may never occur. Our ability to generate revenues is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. Except for the revenues from previously sold products, we currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. We currently have one clinical-stage candidate, APVO436, which is built on the ADAPTIR platform. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected or unacceptable adverse events or failure to demonstrate efficacy in clinical trials. For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. In addition, in October 2019, we announced our decision to discontinue development of APVO210, a novel investigational bispecific antibody candidate under development for the treatment of autoimmune diseases. The decision followed the review of data from Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, obtain approval for limited indications or patient populations, with a label without claims necessary for us to successfully market or products, or with significant labeled warnings. We may also be subject to additional post-marketing testing requirements, surveillance requirements, or REMS. To the extent any of the foregoing should occur, our business may be materially harmed.

We may not be successful in our efforts to use and further develop our ADAPTIR or ADAPTIR-FLEX platforms.

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR and ADAPTIR-FLEX platform technologies. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multispecific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in monospecific, bispecific, and multispecific ADAPTIR and ADAPTIR-FLEX therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

We face substantial competition.

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities, and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient, or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may have greater resources and may devote greater resources to research and develop their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Teneobio, Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products, to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

Any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The success of our product candidates, if approved, will depend upon, among other things, their acceptance by physicians, patients, third-party payors, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If any of our product candidates do not achieve and maintain an adequate level of acceptance, we may not generate material revenues from sales of these products. The degree of market acceptance of our products will depend on a number of factors, including: our ability to provide acceptable evidence of safety and efficacy; the prevalence and severity of any side effects; availability, relative cost and relative efficacy of alternative and competing treatments; the ability to offer our products for sale at competitive prices; our ability to continuously supply the market without interruption; the relative convenience and ease of administration; the willingness of the target patient population to try new products and of physicians to prescribe these products; the strength of marketing and distribution support; publicity concerning our products or competing products and treatments; and the sufficiency of coverage or reimbursement by third parties.

Legislative or healthcare reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain

ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act and the case is currently pending before the United States Supreme Court. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2 percent per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. On January 21, 2021, Joe Biden was sworn in as the U.S. president, and the Democratic Party obtained an equal number of seats in the U.S. Senate as the Republican Party, as well as maintained control of the U.S. House of Representatives. Many expect that the Biden administration will pursue stronger healthcare consumer protections, and it may act to overturn some of the prior Trump administration initiatives; however, the legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the Biden administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we successfully develop or additional pricing pressures.

Manufacture of our product candidates, especially in large quantities, is complex and time consuming. The loss of any of our third-party manufacturers, or delays or problems in the manufacture our product candidates, could result in product shortages and/or delays in clinical development.

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of sole source third-party suppliers for our product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner and to enable us to conduct our development programs depends on our third-party manufacturers being able to continue to meet our ongoing clinical trial needs and perform their contractual obligations. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or any product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to produce, or may be delayed in producing sufficient product candidates to meet our supply requirements. Any delays in obtaining adequate supplies with respect to our product candidates and components may delay the development or commercialization of our product candidates.

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates, components, and programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP regulations and that are both capable of manufacturing for us and willing to do so.

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product or component for commercial sale or for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. These third-party facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense. The addition of a new or alternative manufacturer may also require FDA approvals and may have a material adverse effect on our business.

If for any reason we are unable to obtain adequate supplies of our product candidates or the components used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third-party manufacturers may breach, terminate, or not renew these agreements.

We or our third-party manufacturers may also encounter shortages in the raw materials or therapeutic substances necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. We may also not be able to obtain such materials on favorable terms as a result of global trade policies.  Our or our third-party manufacturers’ failure to obtain the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates may have a material adverse effect on our business.

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

Additionally, our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our product candidates and market and sell our products outside of the United States and maintaining our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful, as the amount and timing of resources that third parties devote to developing, manufacturing, and commercializing our products candidates are not within our control. If we are not able to establish or maintain agreements relating our product candidates in development, our results of operations and prospects would be materially and adversely affected.

Any loss of a third-party manufacturer, any delays, or problems in the manufacture of our products, or termination of any arrangements for development and commercialization of our products could have a material adverse effect on our business, operations, results of operations and financial condition. We may be required to replace our manufacturer and if this were to occur, we may incur added costs and delays in identifying and qualifying any such replacements. We may also not be able to enter into such arrangements on favorable commercial terms.

Failure of our third-party manufacturers to successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, may prevent regulatory approval of those manufacturing facilities.

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Manufacturers of our product candidates and therapeutic substances must comply with GMP requirements enforced by the FDA that are applicable to both finished products and their active components used both for clinical and commercial supply. The FDA enforces these requirements through its facilities inspection program. Our product candidates, including APVO436 and ALG.APV-527 will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates.   If this were to occur, we may also never receive marketing approval, we may need to repeat clinical trials, we may need to undertake costly corrective actions, including product recalls, we may risk harm to subjects or patients, and we may face enforcement actions.

While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

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

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, manufacturing sites, and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, clinical trials, FDA notification, or FDA approval. Any of the foregoing could limit our future revenues and growth.

Regulatory and Compliance Risks

Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.

Our product candidates and the activities associated with their development, including testing, manufacture, recordkeeping, storage, and approval, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have limited resources for use in preparing, filing, and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

The FDA and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drug products. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials, and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA evolve in their staff interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts.

In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a BLA to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety, purity, and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 safety and efficacy trials conducted in patients with the disease or condition being targeted.

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and is expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, pre-clinical studies, nonclinical testing, and clinical trials prior to seeking regulatory approval, and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

Our product candidate development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials above what we currently have planned will be required, will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. If any of this occurs, our business, financial condition, results of operations, and prospects will be materially harmed.

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

Some of our product candidates previously in development experienced regulatory and/or clinical setbacks. Clinical development has been discontinued for product candidates otlertuzumab, APVO414, and APVO210. Both APVO414 and APVO210 were discontinued after patients developed ADA. Most recently, in 2019, we elected to discontinue the APVO210 development program following the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however, we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.   Although we have re-designed certain components of the ADAPTIR platform based on what we have learned in prior clinical, trials, there is no guarantee that the occurrence of ADA or other clinical setbacks will not occur in the development of our existing and future ADAPTIR product candidates.

The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. Accordingly, approval by the FDA does not ensure approval by the regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by the FDA or regulatory authorities in other foreign countries. Failure to obtain regulatory approval in one jurisdiction, however, may impact the decision of other jurisdictions.  We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products and products in development in any market on a timely basis, if at all.

Our product candidates are and will continue to be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.  We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We and our product candidates are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the conduct of clinical and pre-clinical studies, manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with GMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians.

FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may, among other actions, withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

We and any of our collaborators could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with GMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.  In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

•	restrictions on manufacturing or distribution, or marketing of such products;
•	modifications to promotional pieces and product labels;
•	issuance of corrective information;
•	requirements to conduct post-marketing studies or other clinical trials;
•	clinical holds or termination of clinical trials;
•	requirements to establish or modify a REMS or a similar strategy;
•	changes to the way the product is administered;
•	liability for harm caused to patients or subjects;
•	reputational harm;
•	the product becoming less competitive;
•	warning, untitled, or cyber letters;
•	suspension of marketing or withdrawal of the products from the market;
•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recalls of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure or detention;
•

FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

•	injunctions or the imposition of civil or criminal penalties, including imprisonment.

Any of these events could prevent us from achieving or maintaining product approval and market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

The FDA’s policies may change and additional government laws and regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. By example the change in the U.S. administration that occurred on January 20, 2021 may result in new or revised laws, regulatory requirements, and associated compliance obligations, as well as postponed or frozen regulatory requirements.  Changes in medical practice and standard of care may also impact the marketability of our product candidates. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

If we fail to comply with foreign, federal, state, and local healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biotechnology company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid, or other third-party payors for our products, certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the CMS, certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and,

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws and industry codes that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations or applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in a False Claims Act case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

Our operations, including our use of hazardous materials, chemicals, bacteria, and viruses, require us to comply with regulatory requirements and expose us to significant potential liabilities.

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

We may not be able to obtain issued patents relating to our technology or product candidates. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our product candidates. Further, patents may lapse prior to the regulatory approval of the underlying product in one or more territories. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future, we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

We also will rely on current and future trademarks to establish and maintain recognized brands, including APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, ADAPTIR, and ADAPTIR-FLEX in relevant jurisdictions. If we fail to acquire and protect such trademarks, our ability to market and sell our products, if approved for marketing, will be harmed. In addition, our current and future trademarks may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks and we may not be able to protect our rights in these trademarks, which we need in order to build name recognition. Any of the foregoing cold have a material and adverse effect on our business, financial condition and operating results.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other adversarial proceedings such as proceedings before the Patent Trial Appeals Board and opposition proceedings in the European Patent Office, regarding intellectual property rights that could impact our products and technology.

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

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license in whole or in part, terminate the exclusive nature of the license and/or sue us for breach, which could cause us to not be able to market any product that is covered by the licensed patents and may be subject to damages.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator pursuant to which Aptevo R&D and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.29 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of COVID-19 and its impact on the global economy. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	changes in earnings estimated by securities analysts or management, or our ability to meet those estimates;
•	the resolution of the Tang Stockholder Proposals;
•	investor perceptions or negative announcements by our competitors, suppliers, or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses, and results of clinical and non-clinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;

•	estimated or actual sales of IXINITY by Medexus;
•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of COVID-19 or similar global health challenges;
•	general industry conditions and domestic and global financial, economic, and geo-political instability; and,
•	the other factors described in this “Risk Factors” section.

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

In the event that coverage under our directors’ and officers’ liability insurance is reduced or terminated as a result of the Tang Ownership Change or otherwise, our indemnification obligations and limitations of our directors’ and officers’ liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation, and our bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current, and future investigations and litigation. In order to reduce the risk of expense of these obligations, we maintain directors’ and officers’ liability insurance. However, as a result of the Tang Ownership Change, the cost to us of our directors’ and officers’ liability insurance coverage has increased, and it may continue to increase in the future, or the coverage thereunder may be reduced or terminated in full. In the event that the coverage under our directors’ and officers’ liability insurance is reduced or terminated, we will be required to pay the expenses of indemnifying our current and former directors and officers in their defense of current and future investigations and litigation, which expenses may be significant. The increased costs to us of our directors’ and officers’ liability insurance coverage, or our indemnification obligations if our directors’ and officers’ liability insurance coverage is reduced or terminated, could result in the diversion of our financial resources, and may have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not maintain effective internal controls, we may not be able to accurately report our financial results and our business could be harmed.

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

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Stock Market LLC has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share.  If we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing equity sales agreement with Lincoln Park Financial LLC, under our Equity Distribution Agreement with Piper Sandler, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 public offering, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Provisions under Delaware law and in our restated certificate of incorporation, amended and restated by-laws and rights agreement may discourage acquisition proposals, delay a change in control or prevent transactions that stockholders may consider favorable.

Certain provisions in our restated certificate of incorporation and amended and restated by-laws, and under Delaware law, may discourage, delay, or prevent a merger, acquisition or other changes in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our incumbent directors and management.

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

In addition, Section 203 of the General Corporation Law of Delaware prohibits a corporation from engaging in a business combination with an interested stockholder, generally a person which, together with its affiliates, owns or within the last three years has owned 15% or more of the corporation’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us. Tang is an interested stockholder for purposes of Section 203.

Moreover, in November 2020 our Board adopted a short-term stockholder rights agreement with an expiration date of November 8, 2021. This rights agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect your ability to seek legal redress.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and our stockholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such future laws, regulations and standards may have on our business.

If we experience a significant disruption in our information technology systems or breaches of data security, including due to a cyber-security incident, our business could be adversely affected.

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. The impact of the COVID-19 pandemic also poses an increased security risk, due to the mandatory remote working orders.

We also face the challenge of promptly detecting and remediating any cyber-security breaches.  Our information technology systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions. However, our information technology systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties, including computer hackers, encryption by ransomware, or may result from technological failure.

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

In addition, as discussed above, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others, intentionally or unintentionally—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR and the California Consumer Privacy Act of 2018, which could disrupt our business, result in increased costs or loss, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data.

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

Item 3. Legal Proceedings.

We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment claims, our intellectual property or other third party claims. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Capital Market under the symbol “APVO” since October 18, 2019, and was listed on The Nasdaq Global Market from August 1, 2016 to October 17, 2019.

Holders of Common Stock

As of March 31, 2021, there were 162 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2020.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this MD&A) together with the consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. This MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Annual Report on Form 10-K captioned “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multispecific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors.

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities.  We have developed preclinical candidates based on the ADAPTIR-FLEX platform which are advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

2020 Corporate Highlights:

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a wholly owned subsidiary of Aptevo. As consideration for the sale, at closing Aptevo received an amount equal to $30 million in cash. We used $22.1 million of the $30 million in proceeds to repay in full our previous term debt facility with MidCap Financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY® product and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. We receive deferred payments (royalties) from Medexus related to sales of IXINITY and may earn milestone payments in the future. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus. After that, the royalty rate will increase to 5%.

In July 2020, we announced that we engaged Piper Sandler & Co to sell our RUXIENCE and IXINITY royalty stream and deferred payments and milestones, respectively. Aptevo is entitled to receive a CD20 biosimilar product (royalty) payments from Pfizer Inc. of 2.5% of global net sales of RUXIENCE. The royalty term runs for seven years, until early 2027, and payments are due quarterly. Additionally, Aptevo is entitled to receive deferred payments from Medexus pertaining to the net sales of IXINITY in the United States and Canada. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%. The royalty term runs for up to fifteen years, until early 2035, and payments are due quarterly. Additionally, milestone payments totaling up to $11 million may be earned from Medexus related to certain regulatory and commercial achievements.

On August 5, 2020, we entered into a Credit and Security Agreement (Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The full $25 million was drawn on the closing date of the Credit Agreement. The MidCap Financial loan has a 48-month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap.  The loan includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

As of December 2020, we have advanced ALG.APV-527 into Phase 1 clinical development in a co-development 50/50 partnership. Aptevo and Alligator plan to file a clinical trial application (CTA) in Europe in 2021 and to subsequently commence first in human dosing in the fourth quarter of 2021.

For the year ended December 31, 2020, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 1.2 million shares of the Company’s common stock and aggregate proceeds to the Company of approximately $21.2 million. As of December 31, 2020, there were 404,694 warrants outstanding.

Recent Developments

On November 6, 2020, Tang filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of our issued and outstanding shares of common stock as of the date of filing such Schedule 13D.  As of the date of this Annual Report on Form 10-K, Tang has subsequently been diluted to a 39.6% beneficial ownership position, primarily through the exercise of certain warrants that were issued and outstanding prior to Tang acquiring its ownership position in Aptevo. Additionally, on November 18, 2020, our Board received a written unsolicited, non-binding indication of interest from Tang, proposing to acquire all of the outstanding shares of our common stock not already beneficially owned by Tang for $50.00 per share in cash, subject to confirmatory due diligence conducted under a customary non-disclosure agreement. We have had a series of communications during which we attempted to negotiate a non-disclosure agreement with Tang to permit discussions covering our nonpublic information and our operations. Further, on February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting to commence a process to sell Aptevo to the highest bidder. We have incurred and may continue to incur additional expenses by retaining the services of various professionals to advise us on responding to these matters.

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, shareholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current shareholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s shareholders.

On March 30, 2021, the Company entered into and closed a Royalty Purchase Agreement with HCR pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter.

In connection with the Royalty Purchase Agreement, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million.

Results of Operations

Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to Aptevo BioTherapeutics, which has been separated from continuing operations and reflected as a discontinued operation.  See Note 2 – Discontinued Operations to the accompanying consolidated financial statements for additional information.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the year ended December 31, 2020 and 2019, we had net losses of $17.8 million and $40.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $185.6 million.

Royalty Revenue

We recorded royalty revenue of $4.3 million for the year ended December 31, 2020. This increase is related to a 2.5% royalty we are entitled to receive from Pfizer related to global net sales of RUXIENCE (rituximab biosimilar), which was approved by the FDA in July 2019 and launched by Pfizer in early 2020. The payment from Pfizer relates to an agreement acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar.

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

Our principal research and development expenses by program for the year ended December 31, 2020 and 2019 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2020	2019	Change
Clinical programs:
APVO436	$4,791	$4,467	$324
Other	242	4,574	(4,332)
Total clinical programs	5,033	9,041	(4,008)

Pre-clinical program, general research and discovery	12,819	15,722	(2,903)
Total	$17,852	$24,763	$(6,911)

Research and development expenses decreased by $6.9 million, to $17.9 million for the year ended December 31, 2020 from $24.8 million for the year ended December 31, 2019. Expenses decreased primarily related to decreased spending on programs discontinued in 2019. Pre-clinical program, general research and discovery costs decreased primarily due to decreased spending on outside testing and manufacturing for ALG.APV-527. This decrease was offset by an increase in spending in APVO436 for the year ended December 31, 2020, related to increased clinical trial costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2020 general and administrative expenses decreased by $2.2 million, or 14%, to $14.0 million from $16.2 million for the year ended December 31, 2019. This decrease was primarily due to reduced personnel and professional services costs.

Other Expense

Other expense consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, and interest on debt. Other expense was $3.4 million for the year ended December 31, 2020 and $2.1 million for the year ended December 31, 2019. This increase is primarily due to a loss on extinguishment of debt of $2.1 million, which consisted of interest, exit, prepayment, and legal fees recognized during the first quarter of 2020.

Discontinued Operations

The accompanying consolidated financial statements include discontinued operations from two separate transactions: the sale of hyperimmune business to Saol International Limited in September 2017, from which milestone payments were recognized in 2019, and the sale of Aptevo BioTherapeutics LLC (Aptevo BioTherapeutics) in 2020.

The following table represents the components attributable to Aptevo BioTherapeutics presented as income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2020	2019
Loss from operations	$(1,582)	$(1,634)
Gain on sale of Aptevo BioTherapeutics	14,338	—
Milestone payment from Saol	—	4,250
Deferred payment from Medexus	417	—
Income from discontinued operations	$13,173	$2,616

Income from discontinued operations was $13.2 million for the year ended December 31, 2020 and $2.6 million for the year ended December 31, 2019. On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, our former wholly-owned subsidiary which owns the IXINITY and related Hemophilia B business. As a result of the transaction, Medexus obtained all rights, title, and interest to the IXINITY product and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction.

In addition to the payment received at closing, we may also earn milestone and deferred payments from Medexus in the future.  Pursuant to the LLC Purchase Agreement, we agreed to provide certain transition services for a limited period of time following the closing. We used $22.1 million of the $30 million in proceeds to repay in full our term debt facility with MidCap Financial, including $20 million of principal and $2.1 million in an end of facility fee, accrued interest, legal fees, and prepayment fees.

For the year ended December 31, 2019, income from discontinued operations was primarily due to the receipt of the $4.3 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business.

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

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2020.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for year ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(29,318)	$(42,383)
Investing activities	28,032	4,097
Financing activities	23,874	20,149
Increase (decrease) in cash and cash equivalents	$22,588	$(18,137)

Net cash used in operating activities for the year ended December 31, 2020 was primarily due to our net operating loss of $17.8 million, the gain on sale of Aptevo BioTherapeutics of $14.3 million, and changes in working capital accounts. Net cash used in operating activities for the year ended December 31, 2019 was primarily due to our net operating loss of $40.4 million, and changes in working capital accounts.

Net cash provided by investing activities for the year ended December 31, 2020, was primarily due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees. For the year ended December 31, 2019, the net cash provided by investing activities was primarily due to the receipt of the $4.25 million milestone payment from Saol International Limited, in conjunction with the sale in September 2017 of our hyperimmune business, net of the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to $21.2 million received from the exercises of warrants and common stock, and proceeds of $24.7 million from the credit agreement we entered into with MidCap Financial on August 5, 2020, which was offset by the $22.1 million repayment of long-term debt in the first quarter of 2020. Net cash provided by financing activities for the year ended December 31, 2019 was primarily due to $20.3 million received from the issuance of common stock and related warrants and the exercise of warrants.

Sources of Liquidity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on November 9, 2017 and updated on December 14, 2020.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Registration Statement

We previously filed a registration statement with the Securities and Exchange Commission on November 13, 2017, amended on December 6, 2017 and declared effective on December 15, 2017 (the Prior Registration Statement). The Prior Registration Statement registered the offer and sale of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants to purchase common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, having an aggregate initial offering price of $150 million, of which an aggregate of $127.8 million remained unsold as of the December 14, 2020. On December 14, 2020, we filed a new registration statement covering the offering, issuance, and sale up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement.

Purchase Agreement

On December 20, 2018, we entered into the Purchase Agreement, and a registration rights agreement with Lincoln Park. Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Pursuant to this purchase agreement, we issued 13,991 commitment shares of common stock in the first quarter of 2019 and none in the year ended December 31, 2020.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. We have not sold any shares under the Purchase Agreement through the year ended December 31, 2020.

Actual sales of shares of our common stock to Lincoln Park under the Purchase Agreement will occur at our discretion from time to time and depend on a variety of factors, including, among others, market conditions, the trading price of our common stock and additional determinations as to the appropriate sources of funding for our operations. Lincoln Park has no right to require any sales, but is obligated to make purchases as we direct, in accordance with the Purchase Agreement.

Warrants

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

For the year ended December 31, 2020, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 1,166,735 million shares of the Company’s common stock and aggregate proceeds to the Company of approximately $21.2 million. As of December 31, 2020, there were 404,694 warrants outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $17.8 million and $40.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. We had cash and cash equivalents of $39.9 million, restricted cash – current of $2.6 million, and an accumulated deficit of $185.6 million as of December 31, 2020.

For the year ended December 31, 2020, net cash used in our operating activities was $29.3 million.

Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and/or until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals.

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses, respectively. We believe that our existing cash resources, the Investment Amount from the Royalty Purchase Agreement with HCR, the cash to be generated from future IXINITY deferred payments, access to cash under the Purchase Agreement with Lincoln Park LLC, release of restricted cash securing letters of credit, and the Credit Agreement with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this filing of this Annual Report on Form 10-K.

In July 2020, we announced that we engaged Piper Sandler to sell our RUXIENCE and IXINITY royalty streams and, deferred payments and milestones, respectively, in order to provide additional funding for the development of our product candidates. On March 30, 2021, the Company entered into and closed a Royalty Purchase Agreement with HCR pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter.

There are numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results, and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials, and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the cost of attracting and retaining skilled personnel;
•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR; and,
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY.

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

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. Due to COVID-19, we may experience delays in clinical trials and pre-clinical work, and opportunities to partner our product candidates, due to financial and other impacts on potential partners.

Contractual Obligations

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023.

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Our purchase obligation for the Beat AML Master Clinical Trial totals $8.1 million over the next three years, with payments anticipated to begin in 2021. We note that the Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice.

On August 5, 2020, we entered into a new Credit and Security Agreement (Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Additionally, on March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million.

Critical Accounting Policies and Significant Judgements and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates and changes in these estimates are recorded when known. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application.

While our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of our pre-clinical studies and all of our clinical studies have been performed by third-party contract research organizations (CRO). We review the activities performed by the CROs each period. For pre-clinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

Stock-Based Compensation

Under ASC 718, Compensation—Stock-based Compensation, we measure and recognize compensation expense for restricted stock units (RSUs), and stock options granted to our employees and directors based as of the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Table of Contents

Index to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 31, 2021

We have served as the Company’s auditor since 2020.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aptevo Therapeutics Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2020.

Seattle, Washington

March 31, 2020

except for the effects of presenting Aptevo BioTherapeutics LLC as discontinued operations discussed in Note 2 and the effects of the reverse stock split discussed in Note 9, as to which the date is

December 14, 2020

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$39,979	$12,448
Restricted cash - current	2,555	—
Royalty receivable	2,369	—
Prepaid expenses	2,228	1,078
Held for sale assets - current	—	16,309
Other current assets	133	160
Total current assets	47,264	29,995
Restricted cash - long-term	—	7,498
Property and equipment, net	2,815	3,946
Operating lease right-of-use asset	2,722	3,747
Held for sale assets - non-current	—	7,465
Other assets	746	757
Total assets	$53,547	$53,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,583	$6,428
Accrued compensation	2,757	2,870
Current portion of long-term debt	5,000	19,863
Held for sale liabilities - current	—	8,134
Other short-term liabilities	1,199	944
Total current liabilities	14,539	38,239
Loan payable - long term	20,054	—
Operating lease liability	2,360	3,327
Total liabilities	36,953	41,566

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,410,909 and 3,234,231 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	46	45
Additional paid-in capital	202,154	179,653
Accumulated deficit	(185,606)	(167,856)
Total stockholders' equity	16,594	11,842
Total liabilities and stockholders' equity	$53,547	$53,408

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Royalty revenue	4,309	—
Operating expenses:
Research and development	(17,852)	(24,763)
General and administrative	(13,951)	(16,199)
Loss from operations	(27,494)	(40,962)
Other expense from continuing operations	(1,325)	(2,102)
Loss on extinguishment of debt	(2,104)	—
Net loss from continuing operations	(30,923)	(43,064)
Discontinued operations:
Income from discontinued operations - Hyperimmune	—	4,250
Income (loss) from discontinued operations - Aptevo BioTherapeutics LLC	13,173	(1,634)
Income from discontinued operations	13,173	2,616
Net loss	$(17,750)	$(40,448)

Net income (loss) per basic and diluted share:
Net loss from continuing operations	$(9.12)	$(14.76)
Net income from discontinued operations	$3.88	$0.90
Net loss	$(5.23)	$(13.86)
Weighted-average shares used to compute per share calculations	3,390,919	2,917,035

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019
Operating Activities
Net loss	$(17,750)	$(40,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,255	1,598
Depreciation and amortization	1,406	2,235
Gain on sale of Aptevo BioTherapeutics	(14,338)	—
Gain on milestone payment related to sale of hyperimmune business	—	(4,250)
Loss on extinguishment of debt	2,104	—
Non-cash interest expense and other	411	673
Changes in operating assets and liabilities:
Royalty receivable	(2,369)	—
Prepaid expenses and other current assets	(1,112)	2,212
Operating lease right-of-use asset	1,025	945
Accounts payable, accrued compensation and other liabilities	(702)	(2,697)
Long-term operating lease liability	(967)	(1,039)
Change in assets and liabilities held for sale	1,719	(1,612)
Net cash used in operating activities	(29,318)	(42,383)
Investing Activities
Purchases of property and equipment	(88)	(153)
Cash received from sale of hyperimmune business	—	4,250
Cash received from sale of Aptevo BioTherapeutics, net	28,120	—
Net cash provided by investing activities	28,032	4,097
Financing Activities
Proceeds from other long-term obligations, net of issuance costs	24,731	—
Payments of long-term debt, including exit and other fees	(22,104)	—
Payments of long-term debt, issuance costs and modification fees	—	(137)
Proceeds from exercises of stock options	23	—
Proceeds from exercises of warrants	21,235	—
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net	—	20,344
Payment of tax liability for vested equity awards	(11)	(58)
Net cash provided by financing activities from continuing operations	23,874	20,149
Increase (decrease) in cash, cash equivalents, and restricted cash	22,588	(18,137)
Cash, cash equivalents, and restricted cash at beginning of period	19,946	38,083
Cash, cash equivalents, and restricted cash at end of period	$42,534	$19,946

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	1,629,172	$23	$157,791	$(127,408)	$30,406
Issuance of common stock, pre-funded warrants and warrants, net	1,584,316	22	20,322	—	20,344
Issuance of commitment shares of common stock, non-cash transaction	13,991	—	—	—	—
Common stock issued upon vesting of restricted stock units	6,752	—	(58)	—	(58)
Stock-based compensation	—	—	1,598	—	1,598
Net loss for the period	—	—	—	(40,448)	(40,448)
Balance at December 31, 2019	3,234,231	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,421)	—	—	—	—
Proceeds from exercise of stock options	2,158	—	23	—	23
Proceeds from exercise of warrants	1,166,735	1	21,234	—	21,235
Common stock issued upon vesting of restricted stock units	9,206	—	(11)	—	(11)
Stock-based compensation	—	—	1,255	—	1,255
Net loss for the period	—	—	—	(17,750)	(17,750)
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune stimulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY® product and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation, since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income (loss) from discontinued operations, in the consolidated statements of operations for all periods presented. The gain recognized on the sale of Aptevo BioTherapeutics is presented in income from discontinued operations in the consolidated statement of operations. In addition, on the consolidated balance sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 2 – Discontinued Operations for additional information.

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, satisfaction of liabilities, and commitments in the normal course of business. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the cash to be generated from future royalty and deferred payments, the Investment Amount from the Royalty Purchase Agreement with HCR, the cash generated from warrant exercises, access to cash under the Purchase Agreement with Lincoln Park, release of restricted cash securing letters of credit, and the Credit Agreement of $25 million with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We expect to raise additional funds to support our operating and capital needs in 2021.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) whether and to what extent future proceeds are received under our royalty purchase agreement with HCR; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park Financial LLC or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties to the financing environment and raising capital due to economic uncertainty.

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of the Company’s issued and outstanding shares of common stock as of the date of filing such Schedule 13D.  As of the date of this Annual Report on Form 10-K, Tang has subsequently been diluted to a 39.6% beneficial ownership position, primarily through the exercise of certain warrants that were issued and outstanding prior to Tang acquiring its ownership position in Aptevo. Additionally, on November 18, 2020, our Board received a written unsolicited, non-binding indication of interest from Tang, proposing to acquire all of the outstanding shares of our common stock not already beneficially owned by Tang for $50.00 per share in cash, subject to confirmatory due diligence conducted under a customary non-disclosure agreement. We have had a series of communications with Tang during which we attempted to negotiate a non-disclosure agreement to permit discussions covering our nonpublic information and our operations. Further, on February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. We have incurred and may continue to incur additional expenses by retaining the services of various professionals to advise us on responding to these matters.

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, shareholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current shareholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s shareholders.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in these estimates are recorded when known.

In March 2020, we effected a 1-for-14 reverse stock split (the “Reverse Split”) of our common stock pursuant to which every 14 shares of our common stock issued and outstanding as of March 26, 2020 were automatically combined into one issued and outstanding share of common stock.  No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. All share and per share information with respect to our common stock have been restated to reflect the effect of the Reverse Split for all periods presented. Refer to Note 9 for additional information.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, useful lives of equipment, clinical trial accruals, income taxes, commitments and contingencies, stock-based compensation, and collectability of receivables. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for the period prior to the sale on February 28, 2020). All intercompany balances and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

As of December 31, 2020, we had current restricted cash of $2.6 million related to securing letters of credit. We classify our restricted cash as either current or non-current based on the term of the underlying letters of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject Aptevo to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and royalties receivable. Aptevo places its cash and cash equivalents with high quality financial institutions and may maintain cash balances in excess of insured limits. Management believes that the financial risks associated with its cash and cash equivalents are minimal.

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

Leases

We determine if an arrangement is a lease at inception date. Leases are to be classified as finance or operating leases at the lease commencement date, which affects the classification of expense recognition in the income statement. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments, as agreed to in the lease. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. An operating right-of-use asset is measured as the amount of the initial measurement of the lease liability, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentive received, unamortized initial direct costs, and any impairment of the right-of-use asset. The initial measurement of the lease liabilities and right-to-use assets of finance leases is the same as for operating leases. We include options to extend the lease and certain termination options in our lease liability and right-of-use asset when it is reasonably certain that we will exercise those options.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of our selling, general and administrative expenses and our research and development expenses on our consolidated statements of operations. Lease expense for financing leases consists of amortization of the right-of-use asset and interest on the lease liability as part of our research and development expenses on our consolidated statements of operations.

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

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, royalties receivable and accounts payable, approximate their fair value due to their short maturities.

Debt Issuance Costs

Aptevo defers costs related to debt issuance and amortizes these costs to interest expense over the term of the debt, using the effective interest method. Debt issuance costs are presented in the consolidated balance sheet as a reduction of the carrying amount of the debt liability.

Revenue Recognition – Royalties, Deferred Payments and Milestones

We are entitled to receive royalty revenue from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE. The payment from Pfizer relates to an agreement acquired by Aptevo as part of its spin-off from Emergent BioSolutions in 2016, which applies a fixed royalty rate of 2.5% on global net sales. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent BioSolutions Inc.) and Wyeth (a wholly-owned subsidiary of Pfizer). The royalty term runs until the seventh anniversary of the first commercial sale of the CD20 biosimilar. CD20 biosimilar product (royalty) payments to Aptevo are due within 60 days after the end of each quarter. We do not have future performance obligations under this agreement. We apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by Pfizer are recognized in the quarter the product is sold. Pfizer generally reports sales information to us within 60 days of quarter end. Unless we receive finalized sales information for the respective quarter, we estimate the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter.

We are entitled to receive future deferred payments and future milestone payments from Medexus. The payments from Medexus constitute contingent consideration related to our sale of IXINITY in 2020, which is treated as a discontinued operation in the accompanying statement of operations. We treat contingent consideration arising from discontinued operations as gain contingencies in accordance with ASC 450-30 – Contingencies: Gain Contingencies, whereby such gain contingencies usually are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized or realizable. As Medexus communicates payment amounts and sales details subsequent to quarter-end, and there is uncertainty as to the amount of the payment before quarter-end, we record deferred payments in the quarter the payment is received.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense.

Stock-Based Compensation

Under the ASC 718, Compensation—Stock-based Compensation, we measure and recognize compensation expense for restricted stock units (RSUs), and stock options granted to our employees and directors based on the fair value of the awards as of the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

We have elected to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We have estimated a forfeiture rate of sixteen-percent. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

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

Aptevo’s ability to realize deferred tax assets depends upon future taxable income, as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized prior to expiration. Aptevo considers historical and future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years, and ongoing tax planning strategies in assessing the need for valuation allowances. In general, if Aptevo determines that it is more likely than not to realize more than the recorded amounts of net deferred tax assets in the future, Aptevo will reverse all or a portion of the valuation allowance established against its deferred tax assets, resulting in a decrease to the provision for income taxes in the period in which the determination is made. Likewise, if Aptevo determines that it is not more likely than not to realize all or part of the net deferred tax asset in the future, Aptevo will establish a valuation allowance against deferred tax assets, with an offsetting increase to the provision for income taxes, in the period in which the determination is made.

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

Segment Reporting

We have determined that we operate in a single segment and have one reporting unit: the discovery and development of novel oncology therapeutics.

Note 2. Discontinued Operations

The accompanying financial statements include discontinued operations from two separate transactions: the sale of our Hyperimmune business in 2017, from which milestone payments were recognized in 2019, and our Aptevo BioTherapeutics LLC business, which was sold in 2020.

In the third quarter of 2019, we received a $4.25 million milestone payment from Saol International Limited, in connection with the sale of our hyperimmune business in September 2017. No additional amounts are outstanding related to the milestones. This was recorded as a gain of $4.25 million in discontinued operations on the consolidated statement of operations.

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

The following table summarizes the gain on sale (in thousands) for the year ended December 31, 2020:

Cash payment received	$29,250
Escrow receivable	750
Total consideration	30,000
Less:
Net carrying value of assets transferred to Medexus	13,376
Transaction costs	1,880
Minimum Transition Services Agreement ("TSA") fund	406
Net gain on sale of business	$14,338

The following table presents a reconciliation of the carrying amounts of assets and liabilities of Aptevo BioTherapeutics held for sale, net in the consolidated balance sheet (in thousands):

ASSETS	December 31, 2019
Accounts receivable, net	$7,022
Inventories	6,140
Prepaid expenses	3,147
Total current assets, held for sale	16,309

Intangible assets, net	4,420
VAT receivable and deposit	3,045
Total assets held for sale	$23,774
LIABILITIES
Accounts payable and other accrued liabilities	$5,043
Royalties payable	2,018
Accrued payroll	654
Other current liabilities	419
Total current liabilities	$8,134

The following table represents the components attributable to Aptevo BioTherapeutics presented as income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2020	2019
Loss from operations	$(1,582)	$(1,634)
Gain on sale of Aptevo BioTherapeutics	14,338	—
Milestone payment from Saol	—	4,250
Deferred payment from Medexus	417	—
Income from discontinued operations	$13,173	$2,616

Amortization for Aptevo BioTherapeutics was $0.1 million and $0.8 million for the year ended December 31, 2020 and December 31, 2019, respectively. There was no depreciation or capital expenditures for the year ended December 31, 2020 or December 31, 2019. Significant operating non-cash items include the gain on sale of Aptevo BioTherapeutics of $14.3 million for the year ended December 31, 2020, and the gain on milestone payment related to the sale of the Hyperimmune business of $4.3 million for the year ended December 31, 2019. There were no significant investing non-cash items for the years ended December 31, 2019 and 2020.

Medexus reported their net IXINITY sales to Aptevo and made a deferred payment to Aptevo of $0.4 million for the first three quarters of 2020. As such, we recorded the deferred payment amount related to Medexus’ sales of IXINITY as a gain when collected. Subsequent to year end, Medexus made a deferred payment of approximately $0.2 million, related to fourth quarter 2020 IXINITY sales.

Note 3. Collaboration Agreements

Alligator

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB (Alligator), pursuant to which Aptevo and Alligator will collaboratively develop ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements (ASC 808). In accordance with ASC 808, we concluded that because the Collaboration Agreement with Alligator is a cost sharing agreement, there is no revenue.

For the year ended December 31, 2020, we recorded an immaterial amount in our research and development expense in the consolidated statements of operations, and for the year ended December 31, 2019, we recorded a reduction of $1.4 million in our research and development expense in the consolidated statements of operations, related to the collaboration arrangement.

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

Level 1— Observable inputs of quoted prices in active markets for identical assets and liabilities;

Level 2— Inputs other than quoted prices in active markets, that are either directly or indirectly observable; and,

Level 3— Unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

At December 31, 2020 and December 31, 2019, we had $35.4 million and $12.5 million in money market funds, respectively. Money market funds are level one balances as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2020 and December 31, 2019, we did not have any level two or level three assets or liabilities.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, current includes $2.6 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash, both current and long-term portion as of December 31, 2020 and December 31, 2019:

	For the Year Ended December 31,
(in thousands)	2020	2019
Cash	$4,601	$4,954
Cash equivalents	35,378	7,494
Restricted cash, current	2,555	—
Restricted cash, long-term	—	7,498
Total cash, cash equivalents, and restricted cash	$42,534	$19,946

Note 6. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2020	2019
Leasehold improvements	$2,228	$2,264
Furniture and equipment	11,730	11,606
Property and equipment, gross	13,958	13,870
Less: Accumulated depreciation	(11,143)	(9,924)
Total property and equipment, net	$2,815	$3,946

Depreciation expense for the year ended December 31, 2020 and December 31, 2019 was $1.2 million and $1.4 million, respectively.

Note 7. Debt

Credit Agreement

On August 4, 2016, we entered into a Credit and Security Agreement (the Prior Credit Agreement), with MidCap Financial. On February 28, 2020, we repaid the entire amount outstanding under the Prior Credit Agreement from the proceeds of the sale of Aptevo BioTherapeutics to Medexus.  In addition to the outstanding principal of $20 million, we paid $2.1 million in an end of facility fee, accrued interest, legal fees and prepayment fees. We recorded an adjustment of $0.1 million related to unamortized loan initiation fees and a $2.1 million loss on extinguishment of debt in the first quarter of 2020.

On August 5, 2020, we entered into a new Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity under a term loan facility. The full $25 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The term loan facility includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan.

As of December 31, 2020, we reclassified $5.0 million of the $25 million Credit Agreement to current portion of long-term debt on the consolidated balance sheet. The Credit Agreement states that commencing with the calendar quarter ending June 30, 2021 and for each calendar quarter thereafter, Aptevo will prepay the Term Loan in an amount equal to 100% of the royalties received from RUXIENCE and IXINITY within 45 days of quarter-end, up to $2.5 million each quarter. We expect to prepay $5.0 million of the Term Loan principal in 2021 and reclassified this portion of the principal to current portion of long-term debt on the consolidated balance sheet.

On November 6, 2020, Tang filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of the Company’s common stock, which at the time represented approximately 54% of the Company’s issued and outstanding shares of the Company’s common stock. This acquisition of voting stock triggered a change in control, resulting in an Event of Default under Section 10.1(a)(ii) of the Credit Agreement. On November 10, 2020, the Company obtained a waiver from MidCap Financial pursuant to which, among other things, MidCap Financial waived the event of default arising from the acquisition of voting stock by Tang and MidCap Financial and the Company agreed that an immediate event of default under the Credit Agreement will be deemed to have occurred in the event that (a) a majority of the seats on the Company’s board of directors are occupied by persons who were neither (i) nominated by the Company’s board of directors nor (ii) appointed by the directors so nominated, and (b) Tang has appointed the majority of the Company’s board of directors. No other events of default have occurred with respect to the Company’s credit agreement.

Additionally, this facility is subject to a subjective acceleration clause that could be invoked by the lender upon the occurrence of any event the lender deems to have a material adverse effect on our ability to repay the lender.

On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Refer to Note 14 – Subsequent Events for further details.

Future principal and interest payments in connection with the Credit Agreement as of December 31, 2020 are as follows:

(in thousands)
2021	$6,945
2022	16,935
2023	4,340
Total principal and interest payments	$28,220

Note 8. Leases and Contingencies

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

For the years ended December 31, 2020 and December 31, 2019, we recorded $0.7 million and $0.5 million, respectively, related to variable expenses due to true ups of operating costs or real estate taxes.

 Equipment Leases - Operating

As of December 31, 2020, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of December 31, 2020, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments for the year ended December 31, 2020.

Components of lease expense:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2020	2019
Operating lease cost	$1,580	$1,526
Finance lease cost:
Amortization of right-of-use assets	6	6
Interest on lease liabilities	1	2
Total lease cost	$1,587	$1,534

Right of use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2020	2019
Operating leases, excluding Seattle office lease	$122	$241
Seattle office lease, including amendment	2,600	3,506
Total operating leases	$2,722	$3,747

Lease payments:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2020	2019
For operating leases	$1,480	$1,714

Future minimum payments as of December 31, 2020 are as follows:

(in thousands)
2021	1,387
2022	1,294
2023	1,399
Total Future minimum lease payments	4,080
Less: imputed interest	(752)
Total	$3,328

The long-term portion of the lease liabilities included in the amounts above is $2.4 million and the remainder of our lease liabilities are included in other current liabilities on our consolidated balance sheets.

As of December 31, 2020, the weighted average remaining lease term and weighted discount rate for operating leases was 2.3 years and 14.52%. As of December 31, 2019, the weighted average remaining lease term and weighted discount rate for operating leases was 3.3 years and 14.55%.

Note 9. Reverse Stock Split

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

We have adjusted all common stock and stock equivalent figures retroactively in this Form 10-K for all periods presented to reflect the reverse stock split.

Note 10. Net Income (Loss) per Share

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2020	2019
Net loss	$(17,750)	$(40,448)

Net income (loss) per basic and diluted share:
Net loss from continuing operations	$(9.12)	$(14.76)
Net income from discontinued operations	$3.88	$0.90
Net loss	$(5.23)	$(13.86)
Weighted-average shares used to compute per share calculation	3,390,919	2,917,035

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Year Ended December 31,
(in thousands, except for per share amounts)	2020	2019
Warrants	405	1,571
Outstanding options to purchase common stock	213	335
Unvested RSUs	9	18

Note 11. Equity

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

For the year ended December 31, 2020, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 1,166,735 million shares of the Company’s common stock and aggregate proceeds to the Company of approximately $21.2 million. As of December 31, 2020, there were 404,694 warrants outstanding.

For the years ended December 31, 2020 and December 31, 2019, we issued 9,206 and 6,752 shares of common stock due to the vesting of RSUs, respectively.

For the year ended December 31, 2020, we received proceeds of $0.02 million upon the exercise of stock options which resulted in the issuance of 2,158 shares of common stock.

Purchase Agreement

On December 20, 2018, we entered into the Purchase Agreement, and a registration rights agreement, with Lincoln Park. Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. Pursuant to this purchase agreement we issued 13,990 commitment shares of common stock in the first quarter of 2019 and none in the year ended December 31, 2020.

Rights Plan

On November 8, 2020, the Board approved and adopted a Rights Agreement, dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020.  When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board.

Equity Distribution Agreement

On December 14, 2020 we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $50 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3, which we filed on December 14, 2020. We issued no shares under the Equity Distribution Agreement in 2020.

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (the Converted Plan). Under the Converted Plan, outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards) and were adjusted to maintain the economic value before and after the distribution date, using the relative fair market value of the Emergent and Aptevo common stock based on the closing prices as of August 1, 2016. A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan. Options issued as Conversion Awards were priced according to the Converted Plan. RSUs issued as part of the Converted Plan provide for the issuance of a share of Aptevo’s stock at no cost to the holder.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (the 2016 SIP). A total of 0.2 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

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

On May 31, 2017, at the Annual Meeting of Stockholders (Annual Meeting) in 2017, the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (the Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 0.1 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the 2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018, will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 SIP became effective immediately upon stockholder approval at the Annual Meeting. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 SIP (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. The 2018 SIP was previously approved, subject to stockholder approval, by the Board of Directors of the Company. As of December 31, 2020, there are 0.3 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Research and development	$471	$486
General and administrative	784	1,112
Total stock-based compensation expense	$1,255	$1,598

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the vesting period.

Stock Option Exchange

On June 29, 2020, Aptevo commenced a voluntary employee and directors stock option exchange program (the Exchange Program) to permit the Company’s eligible employees, directors and certain consultants to exchange some or all of their eligible outstanding options (Original Options) to purchase the Company’s common stock with an exercise price greater than or equal to $21.00 per share, whether vested or unvested, for a lesser number of new stock options (New Options) with an exercise price equal to $8.56, which was the closing price of our stock on July 27, 2020. In accordance with the terms and conditions of the Exchange Program, we closed the exchange program and accepted all exchanged outstanding Original Options for New Options on July 27, 2020. The stock option exchange program was approved at the Company’s 2020 Annual Shareholder Meeting on May 27, 2020.

Pursuant to the Exchange Offer, 52 Eligible Holders elected to exchange Original Options, and the Company accepted for cancellation Original Options to purchase an aggregate of 200,016 shares of the Company’s common stock, representing approximately 96% of the total shares of Common Stock underlying the Eligible Options. On July 27, 2020, immediately following the expiration of the Exchange Offer, the Company granted New Options to purchase 84,900 shares of Common Stock, pursuant to the terms of the Exchange Offer and the 2018 SIP. We recorded an immaterial additional compensation cost related to the exchange, as the estimated fair value of the new options slightly exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. We recognized $0.04 million for the remaining unamortized compensation cost related to the exchanged options in the third quarter of 2020.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2020	2019
Expected dividend yield	0.00%	0.00%
Expected volatility	87.78%	79.78%
Risk-free interest rate	1.97%	2.04%
Expected average life of options	7 years	5 years

Management has applied an estimated forfeiture rate of 16% and 10% for the year ended December 31, 2020 and December 31, 2019, respectively. Expected volatility increased, as our stock price fluctuated from a low of $3.11 to a high of $48.36 throughout the year ended December 31, 2020, compared to a low of $7.36 and high of $26.18 for the year ended December 31, 2019. The increase in expected average life of options is due to the impact of the option exchange program, which concluded on July 27, 2020, as new options were issued with an expiration of July 26, 2030.

The following is a summary of option activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2019	334,938	$29.89	7.28	$64,830
Granted	201,306	7.88	—	—
Exercised	2,241	11.70	—	75,629
Forfeited	(325,904)	31.84	—	—
Outstanding at December 31, 2020	212,581	$8.32	8.78	$5,906,007
Exercisable at December 31, 2020	59,711	$8.60	7.40	$1,677,094

As of December 31, 2020 we had $1.0 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.2 years. The weighted average remaining contractual life of outstanding and exercisable options is 7.4 years. The 325,904 shares forfeited in the year ended December 31, 2020, are primarily related to the 200,016 options forfeited as part of the option exchange program, which concluded on July 27, 2020.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of 2020 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2020.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2020:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2019	17,458	$8.06	$—
Granted	9,000	41.00	369,000
Vested	(10,815)	8.06	69,865
Forfeited	(6,643)	8.06	—
Outstanding at December 31, 2020	9,000	$41.00	$98,176
Expected to Vest	9,000	$41.00	$357,593

As of December 31, 2020, there was $0.4 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common shares on the date of grant as quoted in The Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. They are therefore included within equity on our consolidated balance sheets. In the fourth quarter of 2020, certain holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 1,166,735 million shares of the Company’s common stock and aggregate proceeds to the Company of approximately $21.2 million. As of December 31, 2020, there were 404,694 warrants outstanding.

Note 12. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2020 and December 31, 2019, Aptevo’s related share of matching contributions was approximately $0.3 million and $0.4 million, respectively.

Note 13. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2020 and December 31, 2019.

Loss from continuing operations before income taxes is comprised of:

	Year ended December 31,
(in thousands)	2020	2019
US	$(30,923)	$(43,064)
International	—	—
Loss from continuing operations before benefit from income taxes	$(30,923)	$(43,064)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2020	2019
Federal losses carryforward	$34,118	$28,221
Intangible assets	306	3,869
Stock-based compensation	1,042	1,023
State losses carryforward	3,626	3,044
Other deferred tax assets	2,345	1,718
Other tax credits	2,241	1,447
Lease liabilities	772	992
Property and equipment	473	453
Deferred tax asset, gross	44,923	40,767
Valuation allowance	(44,291)	(39,895)
Deferred tax assets, net of valuation	632	872

Right-of-use assets	(632)	(874)
Deferred tax liability	(632)	(874)

Net deferred tax liabilities	$-	$(2)

As of December 31, 2020, and 2019, we have recorded federal net operating losses (NOL) carryforwards of approximately $162.5 million and $134.4 million, state NOL carryforwards of approximately $68.1 million and $59.4 million, and tax credit carryforwards of $2.2 million and $1.4 million, respectively. $40.9 million of the federal losses and credits would begin to expire in 2037, while $121.6 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

The Company is in the process of completing an IRC Section 382/383 study on its federal and state tax attributes based on an ownership change that occurred during 2020. At this time the Company does not anticipate any permanent limitations on our ability to use federal and state net operating loss carryforwards and tax credits. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

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

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2020	2019
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	1.9%	1.8%
Change in valuation allowance	-24.1%	-23.7%
Tax credits	3.5%	1.6%
Permanent differences	-1.1%	-0.7%
Other	-1.2%	0.0%
Total income tax benefit	0.0%	0.0%

Note 14. Subsequent Events

On March 3, 2021 the Company collected $0.3 million related to the sale of the Hyperimmune Busines to Saol and the collection of certain accounts receivable.

On March 19, 2021, $1.3 million of the restricted cash securing letters of credit was released in Aptevo’s favor.

On March 30, 2021, the Company entered into and closed a royalty purchase agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR) pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

In connection with the Royalty Purchase Agreement, the Company amended its Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. $10 million of the remaining $15 million principal balance will be payable on March 31, 2022.  Beginning March 1, 2022, monthly repayment of the remaining $5 million of principal will commence and continue for the final 30 months of the loan term. If the Company sells the IXINITY deferred payment stream and milestones prior to full repayment of this $5 million principal amount, under the agreement with MidCap Financial, proceeds from same will be applied to pay down the outstanding loan principal balance. MidCap Financial also released its security interest in the RUXIENCE royalty payments. A fee of $550,000 was paid by the Company to MidCap Financial in connection with the amendment in lieu of the formula-based fee previously required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2020, under the headings “Executive Officers,” “Proposal 1 -Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3.	Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.5	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.5	Description of Capital Stock of Aptevo Therapeutics					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.29	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.30	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.31	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.32	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.33	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.34	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.35	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Company Name

Date: March 31, 2021	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 31, 2021
Marvin L. White	(Principal Executive Officer)

/s/Jeffrey G. Lamothe	Senior Vice President and Chief Financial Officer	March 31, 2021
Jeffrey Lamothe	(Principal Financial and Accounting Officer)

/s/Fuad El-Hibri	Chairman of the Board of Directors	March 31, 2021
Fuad El-Hibri

/s/Daniel J. Abdun-Nabi	Director	March 31, 2021
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 31, 2021
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 31, 2021
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 31, 2021
Barbara Lopez Kunz

/s/John E. Niederhuber, M.D.	Director	March 31, 2021
John E. Niederhuber, M.D.