Form 10-K/A
period 2020-12-31
Aptevo Therapeutics Inc.
filed 2021-04-28
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-37746

 APTEVO THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1567056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2401 4th Avenue, Suite 1050 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

(206) 838-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	APVO	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☒

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $24.1 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2020, the last trading day of the Registrant’s most recent second fiscal quarter.

Excludes an aggregate of 343,985 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant as of such date. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of April 26, 2021, the number of shares of Registrant’s common stock outstanding was 4,449,535.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APTEVO THERAPEUTICS INC.

FORM 10-K/A

December 31, 2020

Explanatory Note

Aptevo Therapeutics Inc. (“Aptevo,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2020 (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”). We are filing this Form 10-K/A to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•

On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2021 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

•

To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and

•

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Form 10-K/A does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names of Directors and other Information:

Our Board of Directors (the “Board”) is divided into three classes.  Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.  The Board presently has seven members.  The following are brief biographies of each person serving as a member of our Board.

Name	Age	Principal Occupation
Fuad El-Hibri	63	Executive Chairman of Emergent BioSolutions Inc.
Marvin L. White	59	President and Chief Executive Officer of Aptevo
Daniel J. Abdun-Nabi	66	Former President and Chief Executive Officer of Emergent BioSolutions Inc.
Grady Grant, III	65	Interim Chief Commercial Officer of New Vision Pharmaceuticals
Zsolt Harsanyi, Ph.D.	77	Former Chief Executive Officer of Exponential Biotherapies Inc.
Barbara Lopez Kunz	63	President and Global Chief Executive of the Drug Information Association
John E. Niederhuber, M.D.	82	Former Executive Vice President of the Inova Health System

Fuad El-Hibri has served as the Chairman of our Board since August 2016. Mr. El-Hibri has served as the Executive Chairman of the Board of Directors of Emergent since 2012. Previously, Mr. El-Hibri served in various leadership positions at Emergent, including Chief Executive Officer and as Chairman of Emergent's Board of Directors from 2004 to 2012 and President from 2006 to 2007. Prior to Emergent, Mr. El-Hibri served as Chief Executive Officer and Chairman of the Board of Directors of BioPort Corporation (“BioPort”) from 1998 until 2004, when, as a result of its corporate reorganization, BioPort became a wholly owned subsidiary of Emergent and was subsequently renamed as Emergent BioDefense Operations Lansing Inc. Mr. El-Hibri is Chairman of East West Resources Corporation (“East West Resources”), a venture capital and business consulting firm, a position he has held since 1990, and from 1990 to 2004, he served as President of East West Resources. Mr. El-Hibri is a member of the Board of Directors of the International Biomedical Research Alliance, an academic joint venture among the National Institutes of Health, Oxford University and Cambridge University. He also serves as Chairman of the El-Hibri Foundation. Previously, Mr. El-Hibri served as a member of the Board of Trustees of American University from 2004 to 2010 and a member of the Board of Directors of the U.S. Chamber of Commerce from 2011 to 2017. Mr. El-Hibri received a master's degree in public and private management from Yale University and a B.A. in economics from Stanford University. The Board believes that Mr. El-Hibri is qualified to serve on Aptevo's Board because of his extensive industry and leadership experience.

Marvin L. White  has served as our President, Chief Executive Officer and as a member of our Board since August 2016. From 2010 to 2016, Mr. White served as a director of Emergent, and in 2020, he rejoined the Emergent Board of Directors. From 2008 to 2014, Mr. White served as the Chief Financial Officer of St. Vincent Health, and was responsible for finance, materials management, accounting, patient financial services and managed care for all 19 hospitals and 36 joint ventures. Prior to joining St. Vincent Health in 2008, Mr. White was the Chief Financial Officer of Lilly USA, LLC, a subsidiary of Eli Lilly and Company, where he also held leadership positions in treasury and corporate finance and investment banking in the Corporate Strategy Group. He serves on the Board of Directors of OneAmerica Financial Insurance Partners, Inc., a mutual insurance and financial services company based in Indianapolis, Indiana. Prior to taking the role of President and Chief Executive Officer of Aptevo, Mr. White served on the Board of Directors of Washington Prime Group, a New York Stock Exchange-listed real estate investment trust (REIT) that invests in shopping centers, and CoLucid Pharmaceuticals, Inc., a pharmaceutical company that was publicly-traded until its acquisition by Eli Lilly in 2017. Mr. White earned a bachelor of science degree from Wilberforce University in Accounting and his MBA degree in Finance from Indiana University. Mr. White’s tenure as Chief Executive Officer of Aptevo and his director experience at Emergent provides valuable management and leadership experience. In addition, Mr. White provides crucial insight to the Board on company strategic planning and operations. For these reasons, the Board believes Mr. White is qualified to serve on Aptevo’s Board.

Daniel J. Abdun-Nabi has served as a member of our Board since August 2016. Mr. Abdun-Nabi served as the President and Chief Executive Officer of Emergent BioSolutions Inc. (“Emergent”) from 2012 to 2019 and as a director of Emergent from 2009 to 2019. Prior to that, Mr. Abdun-Nabi served in other various leadership positions at Emergent, including President and Chief Operating Officer from 2007 to 2012, Corporate Secretary from 2004 to 2008, Senior Vice President, Corporate Affairs and General Counsel from 2004 to 2007, and Vice President and General Counsel from May 2004 to December 2004. Before joining Emergent, Mr. Abdun-Nabi was General Counsel for IGEN International, Inc., a biotechnology company, and its successor BioVeris Corporation, from 1999 to 2004, and Senior Vice President, Legal Affairs, General Counsel and Secretary of North American Vaccine, Inc., a publicly traded vaccine company acquired by Baxter International Inc. in 2000. Mr. Abdun-Nabi currently serves on the Board of Directors and Audit Committee for REGENXBIO, Inc. (Nasdaq: RGNX). Mr. Abdun-Nabi earned a bachelor degree in political science from the University of Massachusetts Amherst, a J.D. from the University of San Diego School of Law and an LLM from Georgetown University Law Center. The Board believes that Mr. Abdun-Nabi is qualified to serve on Aptevo's Board because of his extensive experience and knowledge of the biotechnology industry and Aptevo products.

Grady Grant, III has served as a member of our Board since August 2016. Mr. Grant is currently serving as Interim Chief Commercial Officer for New Vision Pharmaceuticals LLC, a contract pharmaceutical development and manufacturing company specializing in blow-fill-seal packaging. Previously, from 2018 to 2020, he was the Vice President of Sales for Tissue Tech Limited, a regenerative medicine company, and from 2011 to 2018, he worked as Vice President of Medical Sales for Mead Johnson Nutrition Company, a public company focused on pediatric nutrition. Prior to that, he served for 30 years at Eli Lilly and Company in various capacities, including service as Vice President of Sales Neuroscience from 2005 to 2011. Mr. Grant earned a bachelor degree in pharmaceutical science from Temple University. The Board believes that Mr. Grant is qualified to serve on Aptevo's Board because of his knowledge of the pharmaceutical industry and marketed products.

Zsolt Harsanyi, Ph.D. has served as a member of our Board since August 2016. Dr. Harsanyi has served on the Board of Directors of Emergent since August 2004 and as Chairman of the Board of Directors of N-Gene Research Laboratories, Inc., a privately-held biotechnology company, since March 2011. Prior to that, Dr. Harsanyi served as Chief Executive Officer and Chairman of the Board of Directors of Exponential Biotherapies Inc., a private biotechnology company, from December 2004 to February 2011. Dr. Harsanyi served as President of Porton International Inc. (“Porton International”), a pharmaceutical and vaccine company, from January 1983 to December 2004. Dr. Harsanyi was a founder of Dynport Vaccine Company LLC in September 1996. Prior to joining Porton International, Dr. Harsanyi was Vice President of Corporate Finance at E.F. Hutton, Inc. Previously, Dr. Harsanyi directed the first assessment of biotechnology for the U.S. Congress’ Office of Technology Assessment, served as a consultant to the President’s Commission for the Study of Ethical Problems in Medicine and Biomedical and Behavioral Research and was on the faculties of Microbiology and Genetics at Cornell Medical College. Dr. Harsanyi received his bachelor degree from Amherst College and his Ph.D. in genetics from Albert Einstein College of Medicine. The Board believes Dr. Harsanyi is qualified to serve on Aptevo’s Board because of his industry experience, his senior executive and financial positions, and his experience as audit committee chair of various public company board of directors.

Barbara Lopez Kunz  has served as a member of our Board since August 2016. Ms. Kunz is currently the President and Global Chief Executive of the Drug Information Association, a non-profit health care company. Ms. Kunz serves as Chair of the Board of Directors of Children’s National Health System Research Institute. From 2007 to 2013, she worked as President of Health and Life Sciences Global Business at Battelle Memorial Institute, a private nonprofit applied science and technology development company. Prior to that,  she worked as Senior VP/GM for Thermo Fisher Scientific Inc.’s Fisher Biosciences from 2003 to 2007 and led the Latin America regional business from 2000 to 2003 at Uniqema, a company acquired by Croda International plc in 2006. Ms. Kunz earned bachelor degrees in both biology and chemistry from Thiel College, MBA coursework at Cleveland State University, an MS in polymer science from the University of Akron and is certified in INSEAD’s international executive program. The Board believes that Ms. Kunz is qualified to serve on Aptevo’s Board because of her leadership experience, her business acumen and knowledge of the healthcare industry.

John E. Niederhuber, M.D.  has served on our Board and as our Vice Chairman (previously lead independent director) since August 2016. Dr. Niederhuber is currently an adjunct professor of surgery and oncology at The Johns Hopkins University School of Medicine. Dr. Niederhuber is the former Executive Vice President of the Inova Health System, Founder of the Inova Translational Medicine Institute (“Inova”), and founding President and Chief Executive Officer of the Genomics and Bioinformatics Research Institute, a joint venture between Inova and the University of Virginia. Dr. Niederhuber joined the Inova Health System in 2010 as Executive Vice President of the Health System and Chief Executive Officer of Inova. He officially retired from his position at Inova in 2019. Prior to Inova, he served as the Director of the National Cancer Institute, the National Institutes of Health from 2006 to 2010 and as the Director of the University of Wisconsin Comprehensive Cancer Center and professor of surgery and oncology (member of the McArdle Laboratory) at the University of Wisconsin School of Medicine from 1997 to 2005. He chaired the Department of Surgery at Stanford University School of Medicine from 1991 to 1997 and held professorships at The Johns Hopkins University School of Medicine from 1987 to 1991 and at the University of Michigan from 1973 to 1987. Dr. Niederhuber also previously served on the Board of Directors of Emergent from 2010 to 2016. Dr. Niederhuber earned a bachelor of science from Bethany College and his M.D. from The Ohio State University School of Medicine. He is a member of the National Academy of Medicine. The Board believes that Dr. Niederhuber is qualified to serve on Aptevo's Board because he provides valuable insights to the Board through his experience in the field of oncology, immunology, genomics and in the business of healthcare.

Set forth below is information regarding the positions, ages and business experience of each of our executive officers.  Biographical information with regard to Mr. White is set forth above.

Names of Officers and Biographical Information

Name	Age	Position(s)
Marvin L. White	59	Chief Executive Officer and President
Jeffrey G. Lamothe	55	Senior Vice President and Chief Financial Officer
Jane Gross, Ph.D.	64	Senior Vice President and Chief Scientific Officer

Jeffrey G. Lamothe has served as our Senior Vice President and Chief Financial Officer since July 2016. He previously served as Emergent’s Vice President Finance, Biosciences Division. Mr. Lamothe assumed this role in February 2014 when Emergent concluded the acquisition of Cangene Corporation (“Cangene”), where he was Chief Financial Officer. Mr. Lamothe assumed the role of Chief Financial Officer of Cangene in August 2012. Prior to that, Mr. Lamothe was the Chief Financial Officer for Smith Carter Architects and Engineers Incorporated, a position which he held from January 2010 until July 2012. He also previously served as President and Chief Executive Officer of Kitchen Craft Cabinetry after occupying the position of VP Finance and Chief Financial Officer with that organization. Mr. Lamothe’s other past experience includes serving as Chief Financial Officer for Motor Coach Industries and he has held various roles at James Richardson & Sons, Limited and Ernst & Young LLP. Mr. Lamothe earned his Bachelor of Commerce (honors) degree from the University of Manitoba and is a Chartered Accountant/CPA.

Jane Gross, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since September 2016.  Dr. Gross served as VP of Research and Non-Clinical Development at Aptevo from July 2016 to September 2016. Dr. Gross leads research and non-clinical development focusing on the development of novel protein therapeutics based on the ADAPTIR™ and ADAPTIR-FLEX™ platform, a position she has held for the last five years at Aptevo. She leads research efforts in molecular biology and protein engineering, immunology, protein and cell sciences, pharmacology and translational research for clinical development. Dr. Gross has a Ph.D. in Immunology and over twenty-five years of experience in the discovery and development of novel protein therapeutics in autoimmune, infectious disease and oncology indications. Prior to joining Emergent, Dr. Gross served as VP of Immunology Research at ZymoGenetics Inc., where she led efforts in discovery and development of therapeutics from novel genes for treatment of AIID and cancer. Dr. Gross holds Ph.D. in Immunology from University of California at Berkeley.

Corporate Governance Guidelines

The Board adopted Corporate Governance Guidelines to assist with its exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. The Board, with the assistance of the Nominating and Corporate Governance Committee, continuously evaluates the Company’s Corporate Governance Guidelines to ensure such guidelines are effectively serving the interests of the Company’s stockholders and are up-to-date with respect to current corporate governance best practices. Accordingly, in January 2021, the Board amended its Corporate Governance Guidelines to, among other things, specify that with respect to diversity, the Board will specifically consider a candidate’s gender, nationality, race, ethnicity, and sexual orientation as part of its criteria in considering any such candidate for service on the Board.

Board Skills and Diversity

Our directors bring to our Board a wide variety of skills, qualifications, and viewpoints that strengthen the Board’s ability to carry out its oversight role on behalf of our stockholders. The table below is a summary of the range of skills and experiences that each director brings to the Board, each of which we find to be relevant to our business. Because it is a summary, it does not include all of the skills, experiences, and qualifications that each director offers, and the fact that a particular experience, skill, or qualification is not listed does not mean that a director does not possess it. All of our directors exhibit high integrity, an appreciation for diversity of background and thought, innovative thinking, a proven record of success, and deep knowledge of corporate governance requirements and best practices.

ATTRIBUTES, EXPERTISE & SKILLS	Fuad El-Hibri	Marvin L. White	Daniel J. Abdun-Nabi	Grady Grant, III	Zsolt Harsanyi, Ph.D.	Barbara Lopez Kunz	John E. Niederhuber, M.D.
Leadership Experience	X	X	X	X	X	X	X
Strategic Planning and Operations	X	X	X	X	X	X	X
Corporate Governance Experience	X	X	X	X	X	X	X
Relevant Industry Experience	X	X	X	X	X	X	X
ESG and/or Human Capital Management Experience	X	X	X	X	X	X	X
Risk Management Expertise	X	X	X	X	X	X	X
Finance Experience	X	X	X	X	X	X	X
Sales / Marketing Experience				X		X
Legal Expertise			X
Public Company Board Experience	X	X	X	X	X	X	X
Aptevo Institutional Knowledge	X	X	X	X	X	X	X

As discussed below, while we do not have a formal policy on diversity, we are committed to comprising our Board with well-rounded individuals possessing a diversity of complementary skills, core-competencies and expertise, including diversity with respect to age, gender, national origin and race, for the optimal functioning of the Board. Below provides a snapshot of certain characteristics of our current Board.

DIRECTOR AGE
Age < 61
Age 62-70
Age > 70
14%
29%
57%

Board Leadership Structure

Our corporate governance guidelines provide the Board flexibility in determining its leadership structure. The Board has decided to keep separate the positions of chief executive officer and chairman of the Board. The Board believes this separate governance structure is optimal because it enables Mr. White to focus his entire energy on running the Company while affording us the benefits of additional leadership and other contributions from Mr. El-Hibri.

Our corporate governance guidelines provide that in the event that the chairman of the Board is not an independent director, the Nominating and Corporate Governance Committee may nominate an independent director to serve as lead director, who shall be approved by a majority of the independent directors. The lead director, among other things, would serve as the presiding director at all executive sessions, determine the need for special meetings of the Board, and consult with directors on matters relating to corporate governance and Board performance.  Because the Chairman of the Board is currently an independent director, the Board does not have a lead director at this time.

Our corporate governance guidelines also provide that the Board may elect a vice chairman of the Board.  The vice chairman, among other things, would assist the chairman of the Board in performing his or her duties and responsibilities, perform the duties of the chairman of the Board during his or her absence or disability, and if an independent director, serve as chair of the Nominating and Corporate Governance Committee. Mr. Niederhuber currently serves as Vice Chairman of the Board and chair of the Nominating and Corporate Governance Committee.

Role of the Board in Risk Oversight

Our Board is actively engaged in oversight of risks Aptevo faces and consideration of the appropriate responses to those risks. The Board is responsible for oversight of Aptevo’s risk management programs and, in performing this function, will receive periodic risk assessment and mitigation initiatives for information and approval as necessary. The Audit Committee periodically discusses with senior management the Company’s cybersecurity risk profile, product risk and risk management, including guidelines and policies to govern the process by which Aptevo’s exposure to risk is handled. The Audit Committee also reviews and comments on a periodic risk assessment performed by management. After the Audit Committee performs its review and comment function, it reports any significant findings to the Board. The Compensation Committee strives to create incentives that encourage a reasonable and appropriate level of risk-taking consistent with our business strategy. The Nominating and Corporate Governance Committee is responsible for reviewing our corporate governance and developing and maintaining corporate governance policies and procedures that are appropriate in light of the risks we face.

Meetings of the Board

Our corporate governance guidelines provide that the directors are responsible for attending Board meetings and meetings of committees on which they serve. The Board met sixteen times during 2020. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served, held during the portion of 2020 for which she or he was a director or committee member.

Information Regarding Committees of the Board

The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The duties and responsibilities of each committee is set forth in such committee’s written charter. Each committee’s charter is available to stockholders on the Company’s website at https://aptevotherapeutics.gcs-web.com/corporate-governance/overview/. The following table provides membership and meeting information for 2020 for each of the Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance	Executive
Fuad El-Hibri			X	X
Marvin L. White				X
Daniel J. Abdun-Nabi	X	X		X
Grady Grant, III	X		X
Zsolt Harsanyi, Ph.D.	X*			X*
Barbara Lopez Kunz	X	X*
John E. Niederhuber, M.D.		X	X*

*	Committee Chairperson

Below is a description of each committee of the Board.

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees meet the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including: (1) appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm; (2) overseeing the work of our independent registered public accounting firm; (3) reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures; (4) monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics; (5) overseeing our internal audit function; (6) assisting the Board in overseeing our compliance with legal and regulatory requirements; (7) periodically discussing our risk management policies, and reviewing and commenting on a periodic risk assessment by management; (8) establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns; (9) meeting independently with our internal auditing staff, independent registered public accounting firm and management; (10) reviewing and approving or ratifying any related party transactions; and (11) preparing audit committee reports required by SEC rules.

The Audit Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Mr. Grant, and Ms. Kunz. The Audit Committee met six times during 2020.

The Board has also determined that each of the members of the audit committee qualify as an “audit committee financial expert,” as defined in the applicable SEC rules.

Compensation Committee

The Compensation Committee of the Board acts on behalf of the Board to review, recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs, including: (1) annually reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers; (2) determining the compensation of our chief executive officer; (3) reviewing and approving the compensation of our other named executive officers; (4) overseeing the evaluation of our senior executives; (5) overseeing and administering our cash and equity incentive plans; and (6) preparing the compensation committee report, if required by SEC rules.

To the extent permitted by applicable law and the provisions of a given equity-based plan, and consistent with the requirements of applicable law and such equity-based plan, the Compensation Committee may delegate to one or more executive officers of the Company the power to grant options or other stock awards pursuant to such equity-based plan to employees of the Company or any subsidiary of the Company who are not directors or executive officers of the Company. The Compensation Committee may also form and delegate authority to one or more subcommittees as it deems appropriate from time to time under the circumstances (including (a) a subcommittee consisting of a single member and (b) a subcommittee consisting of at least two members, each of whom qualifies as a “non-employee director,” as such term is defined from time to time in Rule 16b-3 promulgated under the Exchange Act, and the rules and regulations thereunder, and an “outside director,” as such term is defined from time to time in Section 162(m) of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder).

The Compensation Committee is composed of three directors: Ms. Kunz, Mr. Abdun-Nabi, and Dr. Niederhuber. The Compensation Committee met seven times during 2020.

Compensation Committee Processes and Procedures

The Compensation Committee meets as often as it deems necessary in order to perform its responsibilities. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer, the General Counsel and head of Human Resources and Willis Towers Watson, our independent compensation consultant. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Compensation Committee shall review and approve, or recommend for approval by the Board, the compensation of the Company’s Chief Executive Officer and the Company’s other executive officers, including salary, bonus and incentive compensation levels; deferred compensation; executive perquisites; equity compensation (including awards to induce employment); severance arrangements; change-in-control benefits and other forms of executive officer compensation. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties and the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it shall deem appropriate, including the authority to request any officer, employee or advisor of the Company to meet with the Compensation Committee. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence.

During 2020, after taking into consideration the factors prescribed by the SEC and Nasdaq, the Compensation Committee engaged Willis Towers Watson as a compensation consultant. The Compensation Committee requested that Willis Towers Watson:

•	assist in modeling the 2018 Stock Incentive Plan (as Amended and Restated);
•	evaluate the efficacy of the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals; and
•	assist in refining the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, Willis Towers Watson was requested by the Compensation Committee to provide recommendations for Aptevo’s 2020 peer group, review compensation philosophy and guiding principles in support of executive pay program design considerations, review and assess executive and Board compensation recommendations, advise on performance contingent equity programs and provide recommendations for 2020 long-term incentive grant guidelines. Willis Towers Watson did not provide any additional services to the Company in 2020.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board acts on behalf of the Board to (1) develop and recommend corporate governance guidelines for review, (2) identify individuals qualified to become board members, (3) recommend persons to be nominated for election as directors, (4) oversee the evaluation of the board and (5) provide board education recommendations.

The Nominating and Corporate Governance Committee is composed of three directors: Dr. Niederhuber, Mr. El-Hibri, and Mr. Grant. The Nominating and Corporate Governance Committee met four times during 2020.

The Nominating and Corporate Governance Committee exercises general oversight with regard to the Board and identifies individuals qualified to become board members and recommends director nominees for the annual meeting of stockholders. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes identifying qualified individuals consistent with guidelines approved by the Board and recommending to the Board the candidate for election as director.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of director nominees, the Nominating and Corporate Governance Committee considers the candidate’s integrity, character, demonstrated track record, education and time dedication. The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, but believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Additionally, our corporate governance guidelines state that it is a goal of the Board to strive for diversity in the composition of the membership of the Board. Moreover, the Board will specifically consider a candidate’s gender, nationality, race, ethnicity, and sexual orientation as part of its criteria in considering any such candidate for service on the Board.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

In making such recommendations, the Nominating and Corporate Governance Committee shall consider candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. The Nominating and Corporate Governance Committee reviews and evaluates information available to it regarding candidates recommend by stockholders and applies the same guidelines, and follows substantially the same process in considering them, as it does in considering other candidates. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to

become nominees for election to the Board at an Annual Meeting of the Stockholders may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at our principal executive office not earlier than the 120th day prior to such Annual Meeting of the Stockholders and not later than the close of business on the later of (A) the 90th day prior to such Annual Meeting of the Stockholders and (B) the tenth day following the day on which notice of the date of such Annual Meeting of the Stockholders was mailed or made public. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the recommending stockholder is a beneficial or record holder of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Executive Committee

The purpose of the Executive Committee is to exercise such authority of the Board as may be necessary or appropriate during intervals between Board meetings, which includes, without limiting the generality of the foregoing, managing the business and affairs of the Company on behalf of the Board. The Executive Committee generally has the same authority as the Board and, except as otherwise required by law, may take any and all  actions as if such actions were taken by the full Board. The Executive Committee provides the Company with the ability to respond and take action quickly, as may be necessary, with respect to matters that may arise in between routine, scheduled meetings of the Board. Without limiting the foregoing, the Executive Committee enables the Board to act quickly with respect to financing matters, collaboration arrangements, and other partnership opportunities that may require quick or immediate action. The Executive Committee replaced the Board’s ad hoc Financing Committee, which, prior to its disbandment, met 26 times during 2020. Members (including the Chair) of the Executive Committee do not receive additional compensation for their committee service.

The Executive Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Mr. El-Hibri, and Mr. White. Dr. Harsanyi is the Chairman of the Executive Committee.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for fiscal 2020, all required reports were filed on a timely basis under Section 16(a), except for Messrs. Abdun-Nabi, El-Hibri, Grant, Harsanyi, Kunz and Niederhuber each had one Form 4 relating to the award of stock options on July 2, 2020 that was filed late on February 17, 2021.

Code of Ethics

The Company has adopted the Aptevo Therapeutics Inc. Code of Conduct and Business Ethics that applies to all officers, directors and employees. The Code of Conduct and Business Ethics is available on the Company’s website at https://aptevotherapeutics.gcs-web.com/corporate-governance/overview. If the Company makes any substantive amendments to the Code of Conduct and Business Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for 2019 and 2020 compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer and its two other most highly compensated executive officers as of December 31, 2020 (the “named executive officers”).

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Marvin L. White	2020	$497,743	-	$111,560	$353,202	$8,550	$971,055
Chief Executive Officer and President	2019	$547,300	-	$194,281	$224,071	$8,400	$974,052

Jeffrey G. Lamothe	2020	$354,865	-	$54,899	$201,452	$8,550	$619,766
Senior Vice President and Chief Financial Officer	2019	$390,196	-	$107,382	$135,214	$8,400	$641,192

Jane Gross, Ph.D.	2020	$322,358	$20,000	$54,627	$182,998	$8,550	$588,533
Senior Vice President and Chief Scientific Officer	2019	$354,452	-	$102,269	$122,828	$8,400	$587,949

(1)	Amounts reflect a temporary 20% reduction in base salary, which was effective from October 2019 through July 2020.
(2)	Amount represents a one-time cash bonus.

(3)       The amounts in the “Option Awards” column reflect grant date fair values determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and the incremental fair value calculated in accordance with FASB ASC Topic 718 of stock options that were repriced and granted as part of the Exchange Program (as defined below), using the assumptions described in Note 11 to the combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(4)	Amounts represent annual bonuses, the payout of which is based on the attainment of corporate performance goals as determined by the Compensation Committee.
(5)	Amounts represent 401(k) matching contributions, paid-time-off (PTO) payout, and catastrophic bank payout.

Agreements with Named Executive Officers

The Company does not have any employment contracts with its named executive officers; however, the Company does have an Amended Senior Management Severance Plan (the “Severance Plan”) that each of our named executive officers participates in. For more information regarding the Severance Plan, see the section entitled “Severance and Change in Control.”

Base Salaries and Target Bonuses

The Compensation Committee (the “Committee”) approved annual base salaries and target bonuses for 2020. Annual target bonuses are calculated as a percentage of the named executive officer’s base salary and payout of the annual target bonuses is based on the achievement of pre-established corporate performance goals as determined by the Committee, as well as individual performance and other factors deemed relevant by the Committee. For 2020, the Committee established corporate performance goals that were challenging, but attainable. They included goals related to Aptevo’s business, such as clinical trial enrollment, as well as strategic milestones and financial metrics. The following table sets forth the base salary, target bonus percentages, and target bonus amounts for 2020:

Name and Title	2020 Base Salary (1)	2020 Target Bonus Percentage	2020 Target Bonus
Marvin L. White Chief Executive Officer and President	$497,743	50%	$282,562
Jeffrey G. Lamothe Senior Vice President and Chief Financial Officer	$354,865	40%	$161,161
Jane Gross, Ph.D. Senior Vice President and Chief Scientific Officer	$322,358	40%	$146,398

(1)	Amounts reflect a temporary 20% reduction in base salary, which was approved by the Board in an effort to preserve cash reserves and effective from October 2019 through July 2020.

Consistent with historic practice, in the first quarter of 2021, the Committee reviewed the Company’s 2020 performance against the corporate performance goals. After taking into consideration the challenges and management’s response thereto, as well as individual performance, the Committee determined to pay out the annual target bonuses at 125% for each named executive officer.

Additionally, in December 2020, Dr. Gross received a one-time cash bonus in the amount of $20,000. The Compensation Committee approved the one-time cash bonus as recognition for Dr. Gross’s continued service and contributions to the Company during the fourth quarter of 2020.

Option Awards

The Committee approved the following option grants to our named executive officers in 2020:

Name and Title	Options (# of shares) (1)
Marvin L. White
Chief Executive Officer and President	21,657
Jeffrey G. Lamothe
Senior Vice President and Chief Financial Officer	9,628
Jane Gross, Ph.D.
Senior Vice President and Chief Scientific Officer	9,628

(1) Adjusted to reflect the impact of the 14-to-1 reverse stock split of our common stock effected on March 26, 2020.

The option awards were granted to the named executive officers on February 18, 2020 and vest over three years: one-third on February 18, 2021, one-third on February 18, 2022, and the final one-third on February 18, 2023.

Reverse Stock Split.  On March 26, 2020, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-14 reverse stock split of the Company’s outstanding common stock. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all then outstanding stock options.

Stock Option Exchange Program.  On June 29, 2020, Aptevo commenced a voluntary employee and directors stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees, directors and certain consultants to exchange some or all of their eligible outstanding options (the “Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $21.00 per share, whether vested or unvested, for a lesser number of new stock options (the “New Options”) with an exercise price equal to $8.56, which was the closing price of our stock on July 27, 2020. In accordance with the terms and conditions of the Exchange Program, we closed the exchange program and accepted all exchanged outstanding Original Options for New Options on July 27, 2020. The stock option exchange program was approved at the Company’s 2020 Annual Meeting of Stockholders on May 27, 2020.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding unexercised Aptevo stock options and unvested restricted stock unit awards outstanding as of December 31, 2020 for each of our named executive officers. All share and per share information have been adjusted to reflect the impact of the 14-to-1 reverse stock split of our common stock effected on March 26, 2020.

	2020 Outstanding Equity Awards at Fiscal Year-End
	Options Awards
	Number of Securities Underlying				Exercise	Option Award
Name	Exercisable		Unexercisable		Price	Expiration Date
Marvin White	13,563	(1)	—		$8.06	11/1/2029
	—		21,657	(2)	$6.97	2/18/2030
	1,804	(3)	3,610	(3)	$8.56	7/27/2030
	2,406	(4)	1,203	(4)	$8.56	7/27/2030
	—		5,728	(5)	$8.56	7/27/2030
	—		2,707	(6)	$8.56	7/27/2030
	—		2,707	(7)	$8.56	7/27/2030
	—		1,273	(8)	$8.56	7/27/2030

Jeffrey G. Lamothe	9,670	(1)	—		$8.06	11/1/2029
	—		9,628	(2)	$6.97	2/18/2030
	802	(3)	1,605	(3)	$8.56	7/27/2030
	1,070	(4)	535	(4)	$8.56	7/27/2030
	—		1,251	(9)	$8.56	7/27/2030
	—		771	(10)	$8.56	7/27/2030
	—		1,078	(11)	$8.56	7/27/2030
	—		1,204	(6)	$8.56	7/27/2030
	—		1,204	(7)	$8.56	7/27/2030

Jane Gross, Ph.D.	8,784	(1)	—		$8.06	11/1/2029
	—		9,628	(2)	$6.97	2/18/2030
	802	(3)	1,605	(3)	$8.56	7/27/2030
	1,070	(4)	535	(4)	$8.56	7/27/2030
	—		1,563	(9)	$8.56	7/27/2030
	—		1,112	(10)	$8.56	7/27/2030
	—		829	(11)	$8.56	7/27/2030
	—		1,204	(6)	$8.56	7/27/2030
	—		1,204	(7)	$8.56	7/27/2030

(1)	The stock option award fully vested on November 1, 2020.
(2)	The award was granted on February 18, 2020. This award vests over three years: one-third on February 18, 2021, one-third on February 18, 2022, and the final one-third on February 18, 2023.
(3)

This stock option award was originally granted on February 28, 2019 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests over three years: one-third on February 28, 2020, one-third on February 28, 2021, and the final one-third on February 28, 2022.

(4)

This stock option award was originally granted on March 9, 2018 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests over three years: one-third on March 9, 2019, one-third on March 9, 2020, and the final one-third on March 9, 2021.

(5)

This stock option award originally granted on August 3, 2016 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(6)

This stock option award originally granted on February 24, 2017 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(7)

This stock option award originally granted on June 1, 2017 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(8)

This stock option award originally granted on May 22, 2014 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(9)

This stock option award was originally granted on March 1, 2016 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(10)

This stock option award was originally granted on March 10, 2015 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

(11)

This stock option award was originally granted on March 11, 2014 and repriced and granted as part of the Exchange Program on July 27, 2020. This award vests in full on the one year anniversary of the date of grant (July 27, 2021).

Tax-Qualified Defined Contribution Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees, including the named executive officers. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation.

Severance and Change in Control

Pursuant to the Severance Plan, in the event a named executive officer is terminated by the Company without Cause (as defined in the Severance Plan), such named executive officer is entitled to the following:

•	unpaid base salary;
•	accrued but unused paid-time-off through date of termination;
•	reimbursement for any unreimbursed expense incurred by the named executive officer prior to date of termination;
•	employee and fringe benefits and perquisites to which the named executive officer may be entitled to as of the date of termination;
•

an amount equal to the percentage of the named executive officer’s base salary plus target bonus set forth in the table below opposite such named executive officer’s title, to be paid, in equal installments over the period set forth in the table below opposite such name executive officer’s title:

Title	Percentage of Compensation	Period (months)
Chief Executive Officer (Mr. White)	150%	18
Senior Vice President (Mr. Lamothe and Dr. Gross)	75%	9

•	any bonus earned but unpaid as of the date of termination for any previously completed year, to be paid in a lump sum;
•	pro rata target annual bonus in respect of the year of termination, to be paid in a single lump-sum; and
•

continued eligibility for such named executive officer and his/her eligible dependents to receive employee benefits for 18 months in the case of Mr. White and 9 months in the case of Mr. Lamothe and Dr. Gross.

If during the term of the Severance Plan, (i) the named executive officer’s employment is terminated by the Company without Cause, or a named executive officer resigns for Good Reason (as defined in the Severance Plan), in each case within eighteen (18) months following a Change of Control (as defined in the Severance Plan), or (ii) a named executive officer’s employment with the Company is terminated prior to a Change of Control (which subsequently occurs) at the request of a party involved in such Change of Control, or otherwise in connection with or in anticipation of a Change of Control, a named executive officer may be provided a cash lump sum payment within thirty (30) days of termination of employment equal to the sum of:

•	any unpaid base salary;
•	accrued but unused paid-time-off through date of termination;
•	reimbursement of unreimbursed expenses incurred by the named executive officer prior to date of termination;
•	any bonus earned but unpaid as of the date of termination for any previously completed year;
•	pro rata target annual bonus in respect of the year of termination; and

•	an amount equal to the percentage of such named executive officer’s compensation set forth in the table below opposite such named executive officer’s title:
Title	Percentage of Compensation
Chief Executive Officer (Mr. White)	250%
Senior Vice President (Mr. Lamothe and Dr. Gross)	150%

Additionally, any unvested company stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-unit awards held by such named executive officer that are outstanding on the date of the termination of employment would become fully vested as of such date and the period during which any equity award held by such named executive officer that is outstanding on such date may be exercised would be extended to a date that is the later of the fifteenth day of the third month following the date, or December 31 of the calendar year in which such equity award would otherwise have expired if the exercise period had not been extended but not beyond the final date such equity award could be exercised if the participant employment had not terminated, in each case based on the terms of such equity award at the original grant date. The named executive officer would be entitled to any employee benefits to which he or she may be entitled as of the date of termination of employment under the relevant plans, policies and programs of the Company. The named executive officer and his/her eligible dependents would also be eligible for continued benefits for a period of 30 months in the case of Mr. White and 12 months in case of Mr. Lamothe and Dr. Gross. Additionally, all rights such named executive officer has to indemnification from the Company immediately prior to the Change of Control will be retained for the maximum period permitted by applicable law and any director’s and officer’s liability insurance would continue through the period of any applicable statute of limitations. The Company would also be required to advance the named executive officer all costs and expenses, including all attorneys’ fees, incurred in connection with any legal proceedings relating his or her termination or the interpretation of the Severance Plan.

If during the term of the Severance Plan, the named executive officer’s employment is terminated with Cause, then named executive officer would not be entitled to receive any compensation, benefits or rights and any stock options or other equity participation benefits vested on or prior to the date of such termination, would immediately terminate.

The payment of certain amounts provided for by the Severance Plan is subject to: (1) the named executive officer’s continued compliance with the non-solicit and non-competition terms of his or her executed acknowledgment form; (2) the named executive officer’s cooperation with any reasonable request that may be made by the Company (upon reasonable notice and at the Company’s expense) in connection with any investigation, litigation, or other similar activity to which the Company or any affiliate is or may be a party or otherwise involved and for which such named executive officer may have relevant information; and (3) the named executive officer’s execution of a suitable waiver and release under which the named executive officer releases and discharges the Company and its affiliates from and on account of any and all claims that relate to or arise out of the employment relationship between the Company and the named executive officer.

Director Compensation

The following table shows for 2020 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Fuad El-Hibri	$40,000	$24,380	$64,380
Daniel J. Abdun-Nabi	$40,000	$24,380	$64,380
Grady Grant, III	$30,750	$24,380	$55,130
Zsolt Harsanyi, PhD.	$65,000	$24,380	$89,380
Barbara Lopez Kunz	$70,000	$24,380	$94,380
John E. Niederhuber, M.D.	$77,500	$24,380	$101,880

(1)

The option award grant date fair values have been determined in accordance with FASB ASC Topic 718 and the incremental fair value calculated in accordance with FASB ASC Topic 718 of stock options that were repriced and granted as part of the Exchange Program, using the assumptions described in in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(2)

Each director was awarded the following options: 1,339 on August 3, 2016, 893 on June 1, 2017, 1,786 on June 1, 2018, 1,785 on June 1, 2019, and 3,571 on July 2, 2020. The awards granted in 2016, 2017, and 2018 were repriced as part of the Exchange Program on July 27, 2020. The table below lists the aggregate number of shares subject to outstanding option awards held by each of our non-employee directors as of December 31, 2020.

Name	Number of Shares Vested as of December 31, 2020	Number of Shares Subject to Outstanding Options as of December 31, 2020
Fuad El-Hibri	935	5,913
Daniel J. Abdun-Nabi	935	5,913
Grady Grant, III	935	5,913
Zsolt Harsanyi, Ph.D.	935	5,913
Barbara Lopez Kunz	935	5,913
John E. Niederhuber, M.D.	935	5,913

Under the Aptevo Directors Compensation Program, Aptevo’s non-employee directors receive the compensation set forth in the table below. We also reimburse Aptevo’s non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Element	Program
Annual Cash Retainer	$40,000
Committee Chair Retainer	$20,000 Audit $15,000 Compensation $15,000 Nominating/Governance
Committee Member Retainer	$10,000 Audit $7,500 Compensation $7,500 Nominating/Governance
Vice Chairman	$20,000
Annual Equity Grant	3,571 Options

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2021 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address of the individuals and entities below is c/o Aptevo Therapeutics Inc., 2401 4th Ave. Suite 1050, Seattle, Washington 98121.

	Beneficial Ownership(1)
	Number of Shares	Percent of Total
Tang Capital Partners, LP (2)	1,760,000	39.6%
RTW Investments, LP (3)	288,236	6.5%
Renaissance Technologies LLC (4)	254,423	5.7%
Fuad El-Hibri (Director) (5)	212,137	4.8%
Marvin White (Officer & Director) (6)	48,972	1.1%
Jane Gross, Ph.D. (Officer) (7)	23,029	*
Jeffrey G. Lamothe (Officer) (8)	21,447	*
Daniel J. Abdun-Nabi (Director) (9)	8,746	*
John E. Niederhuber, M.D. (Director) (9)	1,737	*
Zsolt Harsanyi (Director) (9)	4,506	*
Grady Grant III (Director) (9)	1,649	*
Barbara Lopez Kunz (Director) (9)	1,649	*
All executive officers and directors as a group (9 persons) (10)	323,782	7.3%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, as adjusted to reflect reverse stock split on March 26 2020, filed with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 4,449,535 shares outstanding on April 15, 2021, adjusted as required by rules promulgated by the SEC. Each person is deemed to be the beneficial owner of shares which may be acquired within sixty days of April 15, 2021 through the exercise of options, warrants, and other rights, if any.

(2)

Based on information provided in Amendment No. 2 to Schedule 13D that was filed with the SEC on February 9, 2021 by Tang Capital Partners, LP, Tang Capital Partners, LP is the beneficial owner of 1,760,000 shares and has shared voting power with respect to 1,760,000 shares and shared dispositive power with respect to 1,760,000 shares of Aptevo’s common stock. The address for Tang Capital Partners LP is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(3)

Based on information provided in Amendment No. 1 to Schedule 13G that was filed with the SEC on February 12, 2021 by RTW Investments, LP, RTW Investments, LP is the beneficial owner of 288,236 shares and has shared voting power with respect to 288,236 shares and shared dispositive power with respect to 288,236 shares of Aptevo’s common stock. The address for RTW Investments, LP is 40 10th Avenue, Floor 7, New York, New York 10014.
(4)

Based on information provided in Amendment No. 2 Schedule 13G that was filed with the SEC on February 11, 2021 by Renaissance Technologies LLC, Renaissance Technologies LLC is the beneficial owner of 254,423 shares and has sole voting power with respect to 237,732 shares and sole dispositive power with respect to 254,423 shares of Aptevo’s common stock. The address for Renaissance Technologies, LLC is 800 Third Avenue, New York, New York 10022.

(5)

Mr. El-Hibri has a beneficial ownership interest in 212,137 shares of our common stock through his direct holdings, shares held of record by BioVac, L.L.C. and Intervac. L.L.C., each of which Mr. El-Hibri serves as the general manager, which represent approximately 4.8% of our outstanding common stock. In accordance with the rules and regulations of the SEC, Mr. El-Hibri’s beneficial ownership is deemed to consist of the following shares of our common stock:

•	54,434 shares held by BioVac, L.L.C.;
•	76,445 shares held by Intervac, L.L.C.;
•	80,323 shares held directly by Mr. El-Hibri and his wife as tenants by the entirety; and
•	935 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.

(6)	Includes 28,000 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.
(7)	Includes 15,202 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.
(8)	Includes 16,088 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.
(9)	Includes 4,675 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.
(10)	Includes 64,900 shares of common stock issuable upon the exercise of options that are exercisable on or within 60 days of April 15, 2021.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2020 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	626,275	15.17	280,571
Equity compensation plans not approved by security holders	—	—	—
Total	626,275	15.17	280,571

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

In 2016, we adopted a written Related Person Transaction Policy (“Policy”) that sets forth our policies and procedures for the review and approval or ratification of related person transactions. For purposes of our policy only, a “Related Person Transaction” is a transaction, arrangement or relationship in which we and any “related persons” are participants involving an amount that exceeds $120,000. A related person is an executive officer, director, or more than 5% stockholder of any class of our voting securities, including any of their immediate family member.

Any Related Person Transaction proposed to be entered into by the Company must be reported to the Company’s General Counsel and shall be reviewed and approved by the Audit Committee of the Board (the “Committee”) in accordance with the terms of this Policy. If the General Counsel determines that advance approval of a Related Person

Transaction is not practicable under the circumstances, the Committee shall review and, in its discretion, may ratify the Related Person Transaction at the next meeting of the Committee, or at the next meeting following the date that the Related Person Transaction comes to the attention of the General Counsel. Any Related Person Transaction previously approved by the Committee or otherwise already existing that is ongoing in nature shall be reviewed by the Committee annually.

A Related Person Transaction reviewed under this Policy will be considered approved or ratified if it is authorized by the Committee in accordance with the standards set forth in this Policy after full disclosure of the Related Person’s interests in the transaction. As appropriate for the circumstances, the Committee shall review and consider: (a) the Related Person’s interest in the Related Person Transaction; (b) the approximate dollar value of the amount involved in the Related Person Transaction; (c) the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss; (d) whether the transaction was undertaken in the ordinary course of business of the Company; (e) whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (f) the purpose of, and the potential benefits to the Company of, the transaction; and (g) any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Committee will review all relevant information available to it about the Related Person Transaction. The Committee may approve or ratify the Related Person Transaction only if the Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company. The Committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the Related Person in connection with approval of the Related Person Transaction.

There were no Related Person Transactions during fiscal 2020 or 2019.

Indemnity Agreements

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Independence of the Board

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s in-house counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. El-Hibri, Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, Ms. Kunz and Dr. Niederhuber. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. In determining that Mr. El-Hibri and Mr. Abdun-Nabi were independent, the Board considered their respective roles at Emergent, and previous transactions between the Company and Emergent. As Mr. White serves as our President and Chief Executive Officer, he is not independent. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the Audit, Compensation, and Nominating and Corporate Governance (“Nom/Gov”) committees of the Board are independent. Additionally, information regarding our Board committees and their members is provided below.

86% Board Independence

100% Committee Independence for Audit, Compensation, and Nom/Gov Committees

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As described in the Company’s Current Report on Form 8-K filed on August 27, 2020, on August 25, 2020 the Audit Committee determined to change the Company’s independent accounting firm effective as of such date and notified Ernst & Young LLP, the Company’s then-current independent accounting firm, of its dismissal. On August 26, 2020, the Audit Committee engaged Moss Adams LLP to serve as the independent accounting firm for the Company, effective as of such date.

The following table summarizes the fees of Moss Adams LLP, our Independent Registered Public Accounting Firm, billed to us for their audit and other services for the year ended December 31, 2020, as well as Ernst & Young LLP, our former Independent Registered Public Accounting Firm, billed to us for audit and other services for the years ended December 31, 2019 and 2020. The audit fees include an estimate of amounts not yet billed.

For the year ended December 31, 2020, fees paid or accrued to Moss Adams LLP were:

Year Ended December 31,
2020
(in thousands)
Audit Fees	$194,500
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$194,500

For the year ended December 31, 2020, fees paid or accrued to Ernst & Young LLP were:

	Year Ended December 31,
	2020	2019
	(in thousands)
Audit Fees	$210,000	$543,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$210,000	$543,000

Audit Fees. Audit fees consist of fees from our principal auditor for the audit of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements and comfort letters.

Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee (or one of its members) of all services performed by the Company’s independent registered public accounting firm and related fee arrangements. In the first half of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated, and the related fees, to be rendered by these firms during the year. In accordance with this policy, the Audit Committee or one of its members pre-approved all services to be performed by the Company’s independent registered accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements and Schedules

Incorporated by reference from Item 8 of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed as part of this Form 10-K/A are listed in the exhibit index below and are incorporated herein by reference.

(c) Financial Statement Schedules

None.

Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K/A. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.5	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746
4.5	Description of Capital Stock of Aptevo Therapeutics Inc.	10-K	4.5	March 31, 2021	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Senior Management Severance Plan	8-K	10.11	August 2, 2016	001-37746

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith
10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith
10.28	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.29	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.30	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

10.31	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.32	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.33	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.34	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.35	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.	10-K	21.1	March 31, 2021	001-37746

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	23.1	March 31, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm	10-K	23.2	March 31, 2021	001-37746

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	March 31, 2021	001-37746

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	March 31, 2021	001-37746

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	March 31, 2021	001-37746

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	March 31, 2021	001-37746

101.INS	XBRL Instance Document	10-K	101.INS	March 31, 2021	001-37746

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	101.SCH	March 31, 2021	001-37746

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	March 31, 2021	001-37746

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF	March 31, 2021	001-37746

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	March 31, 2021	001-37746

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	March 31, 2021	001-37746

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

†	Confidential treatment granted from the Securities and Exchange Commission as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
C	Management contract or compensatory plan.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Aptevo will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTEVO THERAPEUTICS INC.

By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Dated: April 28, 2021