Form 10-Q
period 2021-03-31
Aptevo Therapeutics Inc.
filed 2021-05-11
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the number of shares of the registrant’s common stock outstanding was 4,449,535.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57,524	$39,979
Restricted cash - current	1,257	2,555
Royalty receivable	2,421	2,369
Prepaid expenses	1,565	2,228
Other current assets	83	133
Total current assets	62,850	47,264
Property and equipment, net	2,712	2,815
Operating lease right-of-use asset	2,445	2,722
Other assets	746	746
Total assets	$68,753	$53,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,352	$5,583
Accrued compensation	1,096	2,757
Liability related to the sale of future royalties, net - short-term	11,748	—
Current portion of long-term debt	10,167	5,000
Other current liabilities	981	1,199
Total current liabilities	29,344	14,539
Liability related to the sale of future royalties, net - long-term	22,172	—
Loan payable - long-term	4,614	20,054
Operating lease liability	2,119	2,360
Total liabilities	58,249	36,953

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,449,422 and 4,410,909 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	46	46
Additional paid-in capital	203,320	202,154
Accumulated deficit	(192,862)	(185,606)
Total stockholders' equity	10,504	16,594
Total liabilities and stockholders' equity	$68,753	$53,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2021	2020
Royalty revenue	2,421	—
Operating expenses:
Research and development	(5,362)	(4,006)
General and administrative	(3,947)	(3,616)
Loss from operations	(6,888)	(7,622)
Other expense:
Other expense from continuing operations, net	(782)	(275)
Loss on extinguishment of debt	—	(2,104)
Net loss from continuing operations	$(7,670)	$(10,001)
Discontinued operations:
Income from discontinued operations	$414	$12,898
Net (loss) income	$(7,256)	$2,897

Net loss from continuing operations	$(1.74)	$(3.06)
Net income from discontinued operations	$0.09	$3.94
Basic and diluted net (loss) income per basic share	$(1.64)	$0.89
Weighted-average shares used to compute per share calculations	4,418,472	3,270,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(7,256)	$2,897
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	574	413
Depreciation and amortization	289	455
Loss on disposal of property and equipment	5	—
Gain on sale of Aptevo BioTherapeutics	—	(14,338)
Loss on extinguishment of debt	—	2,104
Non-cash interest expense and other	297	137
Changes in operating assets and liabilities:
Royalty receivable	(52)	—
Prepaid expenses and other current assets	713	(1,329)
Operating lease right-of-use asset	277	243
Accounts payable, accrued compensation and other liabilities	(2,110)	(3,248)
Long-term operating lease liability	(241)	(228)
Changes in assets and liabilities held for sale	—	1,719
Net cash used in operating activities	(7,504)	(11,175)
Investing Activities
Cash received from sale of Aptevo BioTherapeutics	—	28,120
Purchases of property and equipment	(191)	—
Net cash (used in) provided by investing activities	(191)	28,120
Financing Activities
Payments of long-term debt, including exit and other fees	(10,550)	(22,104)
Proceeds from sale of future royalties	35,000	—
Transaction costs from sale of future royalties	(1,100)	—
Proceeds from exercise of stock options	86	—
Proceeds from exercise of warrants	506	—
Net cash provided by (used in) financing activities	23,942	(22,104)
Increase (decrease) in cash, cash equivalents, and restricted cash	16,247	(5,159)
Cash, cash equivalents, and restricted cash at beginning of period	42,534	19,946
Cash, cash equivalents, and restricted cash at end of period	$58,781	$14,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	10,685	—	86	—	86
Proceeds from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,231	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,420)	—	—	—	—
Stock-based compensation	—	—	413	—	413
Net income for the period	—	—	—	2,897	2,897
Balance at March 31, 2020	3,232,811	$45	$180,066	$(164,959)	$15,152

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2021 and 2020, we had a net loss of $7.3 million and net income of $2.9 million, respectively. We had an accumulated deficit of $192.9 million as of March 31, 2021. For the three months ended March 31, 2021, net cash used in our operating activities was $7.5 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the cash to be generated from future deferred payments and milestones, the cash generated from warrant exercises, access to cash under the purchase agreement with Lincoln Park Financial LLC (Lincoln Park), and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus Pharmaceuticals Inc. (Medexus) with respect to IXINITY; (e) whether and to what extent future proceeds are received under our Royalty Purchase Agreement; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties to the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020.

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

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for the period prior to its sale on February 28, 2020). All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, and stock-based compensation forfeiture rates. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Significant Accounting Policies

Liability Related to Sale of Future Royalties and Non-Cash Interest Expense

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

We treat the Royalty Purchase Agreement with HCR (see Note 7) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. We are not obligated to repay the proceeds received under the Royalty Purchase Agreement with HCR. Due to our continuing involvement under the Definitive Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

Debt Modification

On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25 million to $15 million. The amended Credit Agreement was accounted for under ASC 470-50, Debt Modifications and Extinguishments as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Unamortized issuance costs as of the date of modification will be amortized to interest expense using the effective interest method over the repayment term.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 31, 2021. Our other significant accounting policies have not changed materially from the policies previously reported.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2020-04, “Reference Rate Reform (Topic 848)” provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the

COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022. Our credit agreement with MidCap Financial currently references LIBOR and also provides that we may amend the credit agreement to reflect an alternative rate of interest upon the phase out of LIBOR. We are currently evaluating the impact that ASU 2020-04 may have on our consolidated financial statements.

ASU 2020-10, “Codification Improvements” which makes changes to clarify the Codification, corrects unintended application of guidance, and makes minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The transition and effective date guidance in the ASU is based on the facts and circumstances of each amendment. We are currently evaluating the impact that ASU 2020-10 may have on our consolidated financial statements.

Note 2. Discontinued Operations

The accompanying financial statements include discontinued operations from two separate transactions: the sale of our hyperimmune business in 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and our Aptevo BioTherapeutics LLC business, which was sold in 2020.

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

The net gain on sale of Aptevo BioTherapeutics, totaling $14.3 million, was calculated as the difference between the fair value of the consideration received for Aptevo BioTherapeutics, less the net carrying value of the assets transferred to Medexus, less the transaction costs incurred and a working capital adjustment. We recorded the gain on sale in quarter ended March 31, 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	14,338
Estimated deferred payment from Medexus	—	140
Payment from Saol	227	—
Deferred payment from Medexus	187	—
Income from discontinued operations	$414	$12,898

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. For the three months ended March 31, 2021, we collected $0.2 million related to the collection of certain accounts receivable from the sale of the hyperimmune business to Saol, and a deferred payment of $0.2 million received from Medexus in March 2021 related to fourth quarter 2020 IXINITY sales. Medexus communicated their first quarter 2021 net IXINITY sales to Aptevo in April and expects to make a deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo of approximately $0.1 million. As such, we will record the deferred payment amount related to Medexus’ first quarter sales of IXINITY as a gain when collected.

There was no amortization for Aptevo BioTherapeutics in March 31, 2021 and amortization was $0.1 million in March 31, 2020. There was no depreciation or capital expenditures for the three months ended March 31, 2021 or March 31, 2020. Significant operating non-cash items include the gain on sale of Aptevo BioTherapeutics of $14.3 million for the three months ended March 31, 2020. There were no significant investing non-cash items for the three months ended March 31, 2021 and 2020.

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

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements (ASC 808). In accordance with ASC 808, we concluded that because the Collaboration Agreement is a cost sharing agreement, there is no revenue.

We recorded a $0.1 million increase and an immaterial increase in research and development expense related to the Collaboration Agreement, for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

At March 31, 2021 and December 31, 2020, we had $30.9 million and $35.4 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2021 and December 31, 2020, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash - current includes $1.3 million securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Cash	$26,631	$4,601
Cash equivalents	30,892	35,378
Restricted cash - current	1,257	2,555
Total cash, cash equivalents, and restricted cash	$58,780	$42,534

Note 6. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The term loan facility includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan. The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our credit agreement with MidCap Financial currently references LIBOR and also provides that we may amend the credit agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

On November 6, 2020, Kevin Tang and his related entities filed a statement on Schedule 13D to report the purchase of 1,760,000 shares of the Company’s common stock, which at the time represented approximately 54% of the Company’s issued and outstanding shares of the Company’s common stock. This acquisition of voting stock triggered a change in control, resulting in an Event of Default under Section 10.1(a)(ii) of the Credit Agreement. On November 10, 2020, the Company obtained a waiver from

MidCap Financial pursuant to which, among other things, MidCap Financial waived such Event of Default and MidCap Financial and the Company agreed that an immediate event of default under the Credit Agreement will be deemed to have occurred in the event that (a) a majority of the seats on the Company’s board of directors are occupied by persons who were neither (i) nominated by the Company’s board of directors nor (ii) appointed by the directors so nominated, and (b) Tang has appointed the majority of the Company’s board of directors. No other events of default have occurred with respect to the Credit Agreement.

On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10.0 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25.0 million to $15.0 million. $10.0 million of the remaining $15.0 million principal balance will be payable on March 31, 2022.  Beginning March 1, 2022, monthly repayment of the remaining $5.0 million of principal will commence and continue for the final 30 months of the loan term. If the Company sells the IXINITY deferred payment stream and milestones prior to full repayment of this $5.0 million principal amount, under the agreement with MidCap Financial, we will be required to use the proceeds from the sale to pay down the outstanding loan principal balance. MidCap Financial also released its security interest in the RUXIENCE royalty payments. A fee of $0.6 million was paid by the Company to MidCap Financial in connection with the amendment in lieu of the formula-based fee previously required.

The amended Credit Agreement was accounted for as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Unamortized issuance costs as of the date of modification will be amortized to interest expense using the effective interest method over the repayment term.

As of March 31, 2021, we classified $10.2 million of the remaining $15.0 million principal of the amended Credit Agreement to current portion of long-term debt on the condensed consolidated balance sheet. The amended Credit Agreement states $10.0 million of the remaining $15.0 million principal balance will be payable on March 31, 2022. Additionally, we will pay $0.2 million to MidCap Financial for the first monthly repayment of outstanding principal on March 1, 2022.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Note 7. Liability Related to Sale of Future Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive all royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the amount paid at closing plus Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

The proceeds received from HCR of $35.0 million were recorded as a liability, net of transaction costs of $1.1 million, which will be amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HCR over the life of the arrangement. The total amount of royalty payments received by HCR under the Royalty Purchase Agreement, less the net proceeds we received of $33.9 million, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method. We maintain our rights under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the Definitive Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

We estimate the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on the estimate of future royalty payments to be received by HCR. As of March 31, 2021, the estimated effective interest rate under the agreement was 21.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received by HCR, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

March 31,
2021
Liability related to sale of future royalties, beginning balance	$—
Proceeds from sale of future royalties	35,000
Deferred transaction costs	(1,100)
Non-cash interest expense	20
Liability related to sale of future royalties, ending balance	33,920
Current portion of liability related to sale of future royalties	(11,748)
Liability related to sale of future royalties, non-current	$22,172

Note 8. Leases

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

For the three months ended March 31, 2021 and March 31, 2020, we recorded $0.2 million and $0.1 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of March 31, 2021, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of March 31, 2020, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments in the three months ended March 31, 2021.

Components of lease expense:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$395	$395
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	—	—
Total lease cost	$397	$397

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Operating leases, excluding Seattle office lease	$171	$122
Seattle office lease, including amendment	2,355	2,600
Total operating leases	$2,526	$2,722

Lease payments:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2021	2020
For operating leases	$346	$418

The long-term portion of the lease liabilities included in the amounts above is $2.1 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of March 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.05 years and 14.50%. As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.02 years and 14.55%.

Note 9. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units (RSUs) are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Net loss from continuing operations	$(7,670)	$(10,001)
Income from discontinued operations	414	12,898
Net (loss) income	$(7,256)	$2,897

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.74)	$(3.06)
Net income from discontinued operations	$0.09	$3.94
Net (loss) income per basic share	$(1.64)	$0.89
Weighted-average shares used to compute per share calculations	4,418,472	3,270,089

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Warrants	377	1,571
Outstanding options to purchase common stock	357	389
Unvested RSUs	62	12

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the first quarter of 2021.

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

Rights Plan

On November 8, 2020, our Board of Directors (Board) approved and adopted a Rights Agreement, dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020.  When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Shareholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Shareholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. As of March 31, 2021, there are 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$239	$170
General and administrative	335	243
Total stock-based compensation expense	$574	$413

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2021	2020
Expected dividend yield	0.00%	0.00%
Expected volatility	99.80%	83.64%
Risk-free interest rate	0.48%	1.42%
Expected average life of options	5 years	5 years

Management has applied an estimated forfeiture rate of 26% for the three months ended March 31, 2021 and 8% for the three months ended March 31, 2020. Expected volatility increased, as our stock price fluctuated from a low of $27.86 to a high of $40.59 for the three months ended March 31, 2021, compared to a low of $3.29 and high of $9.73 for the three months ended March 31, 2020.

The following is a summary of option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2020	212,581	$8.32	8.78	$5,906,007
Granted	159,468	33.52	—	—
Exercised	(15,146)	8.08	—	242,730
Forfeited	(292)	7.63	—	—
Outstanding at March 31, 2021	356,611	$19.60	9.37	$4,340,583
Exercisable at March 31, 2021	77,045	$8.35	8.82	$1,711,889

As of March 31, 2021, we had $4.6 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.6 years. The weighted average remaining contractual life of outstanding and exercisable options is 8.8 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2021 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2021:

	Number of Units	Weighted Average Fair Value per Unit	Aggregate Fair Value
Balance at December 31, 2020	9,000	$41.00	$98,176
Granted	52,771	33.50	1,767,829
Outstanding at March 31, 2021	61,771	$34.59	$95,980
Expected to Vest	61,771	$34.59	$2,029,442

As of March 31, 2021, there was $2.0 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants have a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our condensed consolidated balance sheet. As of March 31, 2021, there were warrants to purchase 376,866 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this MD&A) together with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Quarterly Report on Form 10-Q captioned “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442, was developed using our ADAPTIR-FLEX™ modular protein technology platform.

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multispecific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR and ADAPTIR FLEX platforms. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors. The ADAPTIR FLEX platform technology is designed to generate bispecific and multispecific immunotherapeutic proteins and uses heterodimer technology so that two or more targets can be engaged simultaneously.

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multispecific candidates or other candidates to our platform capabilities.  We have developed preclinical candidates based on the ADAPTIR-FLEX platform which are advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

Corporate Highlights:

•

Continued enrollment in a dose escalation Phase 1/1b open-label clinical study of APVO436 in patients with Acute Myeloid Leukemia (AML) and High-Grade Myelodysplastic Syndrome; dosing in Cohort 10 ongoing

•

Entered into a royalty purchase agreement (Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management LLC (HCR) pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023

•	Partially repaid and amended our $25 million term debt facility with MidCap Financial using $10 million of the proceeds from the Royalty Purchase Agreement

Recent Developments:

On November 6, 2020, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) jointly filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing approximately 54% of our issued and outstanding shares of common stock as of the date of filing such Schedule 13D.  As of the date of this Quarterly Report on Form 10-Q, Tang has subsequently been diluted to a 39.6% beneficial ownership position, primarily through the exercise of certain warrants that were issued and outstanding prior to Tang acquiring its ownership position in Aptevo. Further, on February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting to commence a process to sell Aptevo to the highest bidder. We have incurred and may continue to incur additional expenses by retaining the services of various professionals to advise us on responding to these matters.

Results of Operations

Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to Aptevo BioTherapeutics LLC (Aptevo BioTherapeutics), which has been separated from continuing operations and reflected as a discontinued operation.  See Note 2 – Discontinued Operations to the accompanying financial statements for additional information.

Comparison of the three months ended March 31, 2021 and March 31, 2020

Royalty Revenue

We recorded royalty revenue of $2.4 million for the three months ended March 31, 2021. This increase is related to a 2.5% royalty we are entitled to receive from Pfizer related to global net sales of RUXIENCE (rituximab biosimilar), which was approved by the United States Federal Drug Administration in July 2019 and launched by Pfizer in early 2020. The payment from Pfizer relates to an agreement acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which we sold to HCR the right to receive all royalty payments made by Pfizer in respect of net sales of RUXIENCE. We maintain our rights under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the Definitive Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

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

Our research and development expenses by program for the three months ended March 31, 2021 and 2020 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$1,481	$976	$505
Other	33	60	(27)
Total clinical programs	1,514	1,036	478

Preclinical program, general research and discovery	3,848	2,970	878
Total	$5,362	$4,006	$1,356

Research and development expenses increased by $1.4 million, to $5.4 million for the three months ended March 31, 2021 from $4.0 million for the three months ended March 31, 2020. Research and development expenses increased as we continue to invest in the APVO436 clinical trial and our preclinical candidates, including ALG.APV-527, APVO603 and APVO442.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended March 31, 2021, general and administrative expenses increased by $0.3 million, to $3.9 million from $3.6 million for March 31, 2020. This increase was primarily due to higher costs for professional services, including costs related to shareholder activism.

Other Expense, Net

Other expense, net consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, and interest on debt. Other expense, net was $0.8 million for the three months ended March 31, 2021 and $2.4 million for the three months ended March 31, 2020. A slight increase in interest expense this quarter was offset by a significant decrease due to a loss on extinguishment of debt of $2.1 million recognized in the first quarter of 2020 when we repaid our previous loan to Midcap Financial using the proceeds from the sale of Aptevo BioTherapeutics LLC.

Discontinued Operations

The accompanying condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and the sale of Aptevo BioTherapeutics in 2020.

The following table represents the components attributable to income from discontinued operations in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	14,338
Estimated deferred payment from Medexus	—	140
Payment from Saol	227	—
Deferred payment from Medexus	187	—
Income from discontinued operations	$414	$12,898

Income from discontinued operations was $0.4 million for the three months ended March 31, 2021 and $12.9 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.2 million received from Medexus in March 2021 related to fourth quarter 2020 IXINITY sales. For the three months ended March 31, 2020, we recognized net income from discontinued operations totaling $12.9 million. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million and net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020.

Medexus communicated their first quarter 2021 net IXINITY sales to Aptevo in April and expects to make a deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo of approximately $0.1 million. As such, we will record the deferred payment amount related to Medexus’ first quarter sales of IXINITY as a gain when collected.

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

Refer to Note 1 for discussion of our accounting policies, significant judgments, and estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	For the March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(7,504)	$(11,175)
Investing activities	(191)	28,120
Financing activities	23,942	(22,104)
Increase (decrease) in cash, cash equivalents, and restricted cash	$16,247	$(5,159)

Net cash used in operating activities of $7.5 million for the three months ended March 31, 2021 was primarily due to our net loss of $7.3 million and changes in working capital accounts. Net cash used in operating activities of $11.2 million for the three months ended March 31, 2020 was primarily due to our net income of $2.9 million, gain on sale of Aptevo BioTherapeutics of $14.3 million, and changes in working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2021, was due to purchases of property and equipment. For the three months ended March 31, 2020, net cash provided by investing activities was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees.

Net cash provided by financing activities for the three months ended March 31, 2021 is primarily due to the $35.0 million received from The Royalty Purchase Agreement, offset by the $10.5 million repayment of the MidCap Financial term loan. Net cash used in financing activities for the three months ended March 31, 2020 is primarily due to the $22.1 million repayment of long-term debt.

Sources of Liquidity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the first quarter of 2021.

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

Purchase Agreement

On December 20, 2018, we entered into a purchase agreement, and a registration rights agreement with Lincoln Park Financial LLC (Lincoln Park). Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC.

Under the purchase agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the purchase agreement. We have not sold any shares under the purchase agreement through the three months ended March 31, 2021 and 2020.

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

For the three months ended March 31, 2021, certain of the holders of our warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 27,828 shares of our common stock and aggregate proceeds to the Company of approximately $0.5 million. As of March 31, 2021, there were warrants to purchase 376,866 shares of our common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $7.3 million and net income of $2.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We had cash and cash equivalents of $57.5 million, restricted cash of $1.3 million and an accumulated deficit of $192.9 million as of March 31, 2021.

For the three months ended March 31, 2021, net cash used in our operating activities was $7.5 million.

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXEIENCE, from HCR due to the effects of the COVID-19 pandemic, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, the Investment Amount from the Royalty Purchase Agreement with HCR, the cash to be generated from future IXINITY deferred payments, access to cash under the Purchase Agreement with Lincoln Park, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the credit agreement with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this filing of this Quarterly Report on Form 10-Q.

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

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Our purchase obligation for the Beat AML Master Clinical Trial totals $8.1 million over the next four years, with payments anticipated to begin in 2021. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice.

On August 5, 2020, we entered into a new Credit and Security Agreement (Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Additionally, on March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. The

Company’s Credit Agreement currently references LIBOR. Contract language is expected to be incorporated into these agreements to address the transition to an alternative reference rate. The Company is currently evaluating the impact that ASU 2020-04 may have on its consolidated financial statements.

On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which the Company sold to HCR the right to receive all royalty payments made by Pfizer in respect of net sales of RUXIENCE.

Our principal commitments include obligations under vendor contracts to purchase research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed on March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses and we may not achieve profitability in the future. For the three months ended March 31, 2021 and 2020, we had net loss of $7.3 million and net income of $2.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $192.9 million. We expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates, for the foreseeable future. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, credit agreement, our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with

Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in December 2018 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through 2021, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2021, we had cash, cash equivalents, and restricted cash in the amount of $58.8 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make further reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in December 2020, (ii) any sale of up to $35.0 million worth of shares of our common stock in a private placement pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 376,866 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result of a variety of factors, including:

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. In 2020, we did see an impact of COVID-19 on our business as some of our clinical sites were at reduced capacity or closed, as well as our participation in the BEAT AML trial being delayed by the Leukemia and Lymphoma Society. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

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

The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness of vaccination programs.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

In August 2020, we entered into a Credit and Security Agreement (the Credit Agreement), by and among us and certain of our subsidiaries as borrowers, MidCap Financial, as agent, and the lenders from time to time party thereto. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

Additionally, Section 382 of the Code includes special rules that apply to a corporation with a significant amount of net unrealized built-in gains or net unrealized built-in losses in its assets immediately prior to an ownership change under Section 382 of the Code. In general, certain built-in gains recognized during the five-year period beginning on the date of the ownership change increases the corporation’s annual limitation under Section 382 and 383 of the Code in the taxable year that such built-in gains are recognized or deemed recognized (but only up to the amount of the net unrealized built-in gain), while certain built-in losses recognized during such five-year period is subject to the annual limitation under Section 382 of the Code (but only up to the amount of the net unrealized built-in loss).

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

Product Development Risks

The results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Interim or top line data may be subject to change or qualification based on the complete analysis of data.

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

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature.  For example, we have previously reported on a patient in cohort 4 of our APVO 436 Phase 1/1b clinical trial who showed a complete marrow response.  That patient dropped out of the trial during the eleventh cycle of treatment because his/her disease progressed. Additionally, we previously reported on two patients in cohort 6 of our APVO 436 Phase 1/1b clinical trial who had a complete remission status. Both patients are no longer in a complete remission status and discontinued therapy due to progression in their disease. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved.

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

Additionally, our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our product candidates and market and sell our products outside of the United States and maintaining our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful, as the amount and timing of resources that third parties devote to developing, manufacturing, and commercializing our products candidates are not within our control. If we are not able to establish or maintain agreements relating to our product candidates in development, our results of operations and prospects would be materially and adversely affected.

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

We and our product candidates are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the conduct of clinical and pre-clinical studies, manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such products. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with GMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians.

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

The FDA’s policies may change and additional government laws and regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. By example, the change in the U.S. administration that occurred on January 20, 2021, may result in new or revised laws, regulatory requirements, and associated compliance obligations, as well as postponed or frozen regulatory requirements.  Changes in medical practice and standard of care may also impact the marketability of our product candidates. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

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

Moreover, we currently have a short-term stockholder rights agreement in effect. This rights agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. The impact of the COVID-19 pandemic also poses an increased security risk, due to the remote working environment.

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

If a breach of our information technology systems occurs, we may incur additional costs related to rebuilding our internal systems, defending legal claims or proceedings, responding to regulatory actions, incurring penalties, and paying damages. Moreover, it may be determined that as a result of such a breach there was a material weakness or significant deficiency in our internal controls or other failure of our control environment.  If such a breach occurs, it may have a material adverse effect on our business, results of operations, and financial condition, and it may also negatively impact our reputation.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*+	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.

10.2*+	First Amendment to Credit and Security Agreement dated March 30, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Schedules and other similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Aptevo will furnish copies of any such schedules and attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: May 11, 2021	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 11, 2021	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer