Form 10-Q
period 2021-06-30
Aptevo Therapeutics Inc.
filed 2021-08-12
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the number of shares of the registrant’s common stock outstanding was 4,893,991.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$60,394	$39,979
Restricted cash - current	1,259	2,555
Royalty receivable	3,110	2,369
Prepaid expenses	936	2,228
Other current assets	66	133
Total current assets	65,765	47,264
Property and equipment, net	2,804	2,815
Operating lease right-of-use asset	2,159	2,722
Other assets	746	746
Total assets	$71,474	$53,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,196	$5,583
Accrued compensation	1,203	2,757
Liability related to the sale of future royalties, net - short-term	12,810	—
Current portion of loan payable	10,667	5,000
Other current liabilities	988	1,199
Total current liabilities	30,864	14,539
Liability related to the sale of future royalties, net - long-term	20,537	—
Loan payable - long-term	4,323	20,054
Operating lease liability	1,869	2,360
Total liabilities	57,593	36,953

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,884,515 and 4,410,909 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	47	46
Additional paid-in capital	214,628	202,154
Accumulated deficit	(200,794)	(185,606)
Total stockholders' equity	13,881	16,594
Total liabilities and stockholders' equity	$71,474	$53,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Royalty revenue	3,110	473	5,531	473
Operating expenses:
Research and development	(4,722)	(4,440)	(10,084)	(8,446)
General and administrative	(4,110)	(2,840)	(8,057)	(6,456)
Loss from operations	(5,722)	(6,807)	(12,610)	(14,429)
Other income (expense):
Other income (expense) from continuing operations, net	(2,342)	4	(3,124)	(271)
Loss on extinguishment of debt	—	—	—	(2,104)
Net loss from continuing operations	$(8,064)	$(6,803)	$(15,734)	$(16,804)
Discontinued operations:
Income from discontinued operations	$132	$—	$546	$12,898
Net loss	$(7,932)	$(6,803)	$(15,188)	$(3,906)

Net loss from continuing operations	$(1.78)	$(2.10)	$(3.51)	$(5.14)
Net income from discontinued operations	$0.03	$—	$0.12	$3.95
Basic and diluted net loss per basic share	$(1.75)	$(2.10)	$(3.39)	$(1.19)
Weighted-average shares used to compute per share calculations	4,536,517	3,232,811	4,477,821	3,269,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(15,188)	$(3,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,146	714
Depreciation and amortization	588	764
Loss on disposal of property and equipment	5	—
Gain on sale of Aptevo BioTherapeutics	—	(14,338)
Loss on extinguishment of debt	—	2,104
Non-cash interest expense and other	2,354	137
Changes in operating assets and liabilities:
Royalty receivable	(741)	(288)
Prepaid expenses and other current assets	1,359	499
Operating lease right-of-use asset	563	496
Accounts payable, accrued compensation and other liabilities	(2,152)	(3,239)
Long-term operating lease liability	(491)	(470)
Changes in assets and liabilities held for sale	—	1,719
Net cash used in operating activities	(12,557)	(15,808)
Investing Activities
Cash received from sale of Aptevo BioTherapeutics	—	28,120
Purchases of property and equipment	(582)	—
Net cash (used in) provided by investing activities	(582)	28,120
Financing Activities
Payments of long-term debt, including exit and other fees	(10,550)	(22,104)
Repayments under liability related to sale of future royalties	(2,421)	—
Proceeds from sale of future royalties	35,000	—
Transaction costs from sale of future royalties	(1,100)	—
Proceeds from exercise of stock options	111	—
Proceeds from exercise of warrants	985	—
Proceeds from common stock issued pursuant to the Lincoln Park purchase agreement	10,233	—
Net cash provided by (used in) financing activities	32,258	(22,104)
Increase (decrease) in cash, cash equivalents, and restricted cash	19,119	(9,792)
Cash, cash equivalents, and restricted cash at beginning of period	42,534	19,946
Cash, cash equivalents, and restricted cash at end of period	$61,653	$10,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Issuance of common stock from exercises of stock option	10,685	—	86	—	86
Issuance of common stock from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504
Issuance of common stock from exercises of stock options	1,769	—	25	—	25
Issuance of common stock from exercise of warrants	26,277	—	478	—	478
Common stock sold pursuant to the Lincoln Park purchase agreement	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	572	—	572
Net loss for the period	—	—	—	(7,932)	(7,932)
Balance at June 30, 2021	4,884,515	$47	$214,628	$(200,794)	$13,881

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,231	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,420)	—	—	—	—
Stock-based compensation	—	—	413	—	413
Net income for the period	—	—	—	2,897	2,897
Balance at March 31, 2020	3,232,811	$45	$180,066	$(164,959)	$15,152
Stock-based compensation	—	—	301	—	301
Net loss for the period	—	—	—	(6,803)	(6,803)
Balance at June 30, 2020	3,232,811	$45	$180,367	$(171,762)	$8,650

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three and six months ended June 30, 2021, we had a net loss of $7.9 million and $15.2 million, respectively. We had an accumulated deficit of $200.8 million as of June 30, 2021. For the six months ended June 30, 2021, net cash used in our operating activities was $12.6 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the cash to be generated from future deferred payments and milestones, the cash generated from warrant exercises, and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus Pharmaceuticals Inc. (Medexus) with respect to IXINITY; (e) whether and to what extent future proceeds are received under our Royalty Purchase Agreement; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Significant Accounting Policies

Liability Related to Sale of Future Royalties and Non-Cash Interest Expense

On March 30, 2021, the Company entered into and closed a royalty purchase agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR) pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

We treat the Royalty Purchase Agreement with HCR (see Note 7) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. We are not obligated to repay the proceeds received under the Royalty Purchase Agreement with HCR. Due to our continuing involvement under the collaboration and license agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

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

Note 2. Discontinued Operations

The accompanying financial statements include results from discontinued operations from two separate transactions: the sale of our hyperimmune business in 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and our Aptevo BioTherapeutics LLC business, which was sold in 2020.

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

The net gain on sale of Aptevo BioTherapeutics, totaling $14.3 million, was calculated as the difference between the fair value of the consideration received for Aptevo BioTherapeutics, less the net carrying value of the assets transferred to Medexus, less the transaction costs incurred and a working capital adjustment. We recorded the gain on sale in the quarter ended March 31, 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June,		For the Six Months Ended June,
	2021	2020	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	—	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	—	—	14,338
Payment from Saol	—	—	227	—
Deferred payment from Medexus	132	—	319	140
Income from discontinued operations	$132	$—	$546	$12,898

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. For the three months ended June 30, 2021, we collected a deferred payment of $0.1 million received from Medexus in May 2021 related to first quarter 2021 IXINITY sales. Medexus communicated their second quarter 2021 net IXINITY sales to Aptevo in July and expects to make a deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo of approximately $0.1 million. As such, we will record the deferred payment amount related to Medexus’ second quarter sales of IXINITY as a gain when collected.

There was no amortization for Aptevo BioTherapeutics in the three or six months ended June 30, 2021 and amortization was $0.1 million in the three and six months ended June 30, 2020. There was no depreciation or capital expenditures for the three or six months ended June 30, 2021 or June 30, 2020. Significant operating non-cash items include the gain on sale of Aptevo BioTherapeutics of $14.3 million for the six months ended June 30, 2020. There were no significant investing non-cash items for the six months ended June 30, 2021 and 2020.

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

We recorded a $0.1 million increase and an immaterial increase in research and development expense related to the Collaboration Agreement, for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

At June 30, 2021 and December 31, 2020, we had $55.9 million and $35.4 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2021 and December 31, 2020, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash - current includes $1.3 million securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Cash	$4,498	$4,601
Cash equivalents	55,896	35,378
Restricted cash - current	1,259	2,555
Total cash, cash equivalents, and restricted cash	$61,653	$42,534

Note 6. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The term loan facility included additional repayment provisions should either or both of the royalties or milestones related to IXINITY or royalties related to RUXIENCE be sold during the term of the loan. The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our credit agreement with MidCap Financial currently references LIBOR and also provides that we may amend the credit agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

As of June 30, 2021, we classified $10.7 million of the remaining $15.0 million principal of the amended Credit Agreement to current portion of long-term debt on the condensed consolidated balance sheet. The amended Credit Agreement states $10.0 million of the remaining $15.0 million principal balance will be payable on March 31, 2022. Additionally, within the next twelve months, we will pay $0.7 million to MidCap Financial for monthly repayments of outstanding principal beginning on March 1, 2022.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Note 7. Liability Related to Sale of Future Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the amount paid at closing plus Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

The proceeds received from HCR of $35.0 million were recorded as a liability, net of transaction costs of $1.1 million, which will be amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HCR over the life of the arrangement. The total amount of royalty payments received by HCR under the Royalty Purchase Agreement, less the net proceeds we received of $33.9 million, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method. We maintain our rights under the collaboration and license agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the collaboration and license agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

We estimate the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on the estimate of future royalty payments to be received by HCR. As of June 30, 2021, the estimated effective interest rate under the agreement was 21.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in our forecasted royalties. Periodically, we will reassess our estimate of total future royalty payments to be received by HCR, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Three Months Ended June 30,
2021
Liability related to sale of future royalties, beginning balance	$33,920
Non-cash interest expense	1,848
RUXIENCE royalties paid to HCR	(2,421)
Liability related to sale of future royalties, ending balance	33,347
Current portion of liability related to sale of future royalties	(12,810)
Liability related to sale of future royalties, non-current	$20,537

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

For the three and six months ended June 30, 2021, we recorded $0.2 million and $0.4 million, respectively, related to variable expenses. For the three and six months ended June 30, 2020, we recorded $0.2 million and $0.3 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of June 30, 2021, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of June 30, 2021, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments in the three months or six months ended June 30, 2021.

Components of lease expense:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2021	2021	2020	2020
Operating lease cost	$395	$790	$395	$790
Finance lease cost:
Amortization of right-of-use assets	1	3	2	3
Interest on lease liabilities	—	—	—	—
Total lease cost	$396	$793	$397	$793

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Operating leases, excluding Seattle office lease	$56	$122
Seattle office lease, including amendment	2,103	2,600
Total operating leases	$2,159	$2,722

Lease payments:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2021	2020
For operating leases	$698	$788

The long-term portion of the lease liabilities included in the amounts above is $1.9 million and the remainder of our lease liabilities are included in other current liabilities on our condensed consolidated balance sheets.

As of June 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.8 years and 14.49%. As of June 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.8 years and 14.54%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss from continuing operations	$(8,064)	$(6,803)	$(15,734)	$(16,804)
Income from discontinued operations	132	—	546	12,898
Net loss	$(7,932)	$(6,803)	$(15,188)	$(3,906)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.78)	$(2.10)	$(3.51)	$(5.14)
Net income from discontinued operations	$0.03	$—	$0.12	$3.95
Net loss per basic share	$(1.75)	$(2.10)	$(3.39)	$(1.19)
Weighted-average shares used to compute per share calculations	4,536,517	3,232,811	4,477,821	3,269,410

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	As of June 30,
(in thousands)	2021	2020
Warrants	351	1,571
Outstanding options to purchase common stock	368	340
Unvested RSUs	64	12

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the six months ended June 30, 2021.

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

In the three months ended June 30, 2021, the Company issued approximately 0.4 million shares of common stock to Lincoln Park under the 2018 Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares and now have a remaining $24.8 million worth of shares of our common stock that we may direct Lincoln Park to purchase pursuant to our Purchase Agreement with them.

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

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent BioSolutions, Inc. (Emergent) in August 2016, we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards). A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. As of June 30, 2021, there are less than 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$172	$114	$411	$284
General and administrative	400	187	735	430
Total stock-based compensation expense	$572	$301	$1,146	$714

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the vesting period. All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	98.03%	0.00%	99.53%	83.64%
Risk-free interest rate	0.91%	0.00%	0.55%	1.42%
Expected average life of options	6 years	6 years	5 years	6 years

There were no equity grants made in the three months ended June 30, 2020. Management applied an estimated forfeiture rate of 19% and 23% for the three and six months ended June 30, 2021, respectively, and 8% for the three and six months ended June 30, 2020.

The following is a summary of option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2020	212,581	$8.32	8.78	$5,906,007
Granted	189,080	32.40
Exercised	(13,274)	8.40		283,572
Forfeited	(20,297)	28.67
Outstanding at June 30, 2021	368,090	$19.80	9.17	$2,732,280
Exercisable at June 30, 2021	79,097	$8.39	8.50	$1,118,038

As of June 30, 2021, we had $4.4 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.5 years. The weighted average remaining contractual life of outstanding and exercisable options is 8.5 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2021 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2021:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2020	9,000	$41.00
Granted	62,643	32.37
Forfeited	(7,275)	36.59
Outstanding at June 30, 2021	64,368	$33.10
Expected to Vest	64,368	$33.10

As of June 30, 2021, there was $1.9 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants have a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our condensed consolidated balance sheet. As of June 30, 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any forward-looking statements are based upon management’s assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and are subject to a number of risks and uncertainties. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from the plans, intentions, expectations and objectives underlying or disclosed in the forward-looking statements that we make. Therefore, you should not place undue reliance on our forward-looking statements. Some factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements in this Quarterly Report on Form 10-Q are based on current information and we do not assume any obligation to update any forward-looking statements expect as required by the federal securities laws.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multispecific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR and ADAPTIR-FLEX platforms. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors. The ADAPTIR-FLEX platform technology is designed to generate bispecific and multispecific immunotherapeutic proteins and uses heterodimer technology so that two or more targets can be engaged simultaneously.

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

Recent Developments:

In May 2021, Aptevo announced that the company initiated the expansion phase of lead anti-leukemia drug candidate, APVO436, in adult patients with acute myeloid leukemia (AML) with a multi-center, multi-arm trial using the active recommended dose identified in the dose escalation phase (Part 1) of the study. During Part 1, APVO436 exhibited a manageable side effect profile, encouraging single agent activity and an acceptable benefit to risk profile in relapsed AML patients. The dose expansion phase (Part 2), has been rationally designed to further evaluate the tolerability and clinical impact potential of APVO436 for indications of unmet and urgent medical need.

In June 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the 2018 Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares and now have a remaining $24.8 million worth of shares of our common stock that we may direct Lincoln Park to purchase pursuant to our Purchase Agreement with Lincoln Park.

Previously, on February 9, 2021, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal (The Advisory Proposal) for consideration at our 2021 Annual Meeting to commence a process to sell Aptevo to the highest bidder. On June 21, 2021, Tang filed an amendment to its Schedule 13D to report that Tang delivered a letter to Aptevo withdrawing the nomination of Thomas Wei and Kevin Tang as directors for election at the Annual Meeting and withdrawing the unsolicited offer. We have incurred and may incur in the future additional expenses by retaining the services of various professionals to advise us on responding to these and related stockholder activism matters.

The Advisory Proposal was voted on at the Annual Meeting and was approved by a majority of the votes cast at the Meeting.  However, a majority of the votes cast by the holders of all of the shares of common stock present or represented by proxy at the Annual Meeting and voting on the Advisory Proposal, other than those cast by Tang and Aptevo’s Board and management, voted against the Advisory Proposal. In accordance with its fiduciary duties and commitment to acting in the best interests of all of the Company’s stockholders, the Board considered the results of the vote on the Advisory Proposal and analyzed whether it should commence a process to sell Aptevo to the highest bidder.  The Board analyzed various matters relating to commencing a sales process as compared to remaining independent, taking into account the vote on the Advisory Proposal at the Annual Meeting and other factors, and has decided not to commence a sales process at this time.

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

Comparison of the six months ended June 30, 2021 and June 30, 2020

Royalty Revenue

We recorded royalty revenue of $5.5 million and $0.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The payment from Pfizer relates to an agreement acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. We maintain our rights under the collaboration and license agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the collaboration and license agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

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

Our research and development expenses by program for the three and six months ended June 30, 2021 and 2020 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$1,020	$1,300	$(280)
Other	7	163	(156)
Total clinical programs	1,027	1,463	(436)

Preclinical program, general research and discovery	3,695	2,977	718
Total	$4,722	$4,440	$282

	For the Six Months Ended June 30,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$2,501	$2,276	$225
Other	40	223	(183)
Total clinical programs	2,541	2,499	42

Preclinical program, general research and discovery	7,543	5,947	1,596
Total	$10,084	$8,446	$1,638

Research and development expenses increased by $0.3 million and $1.6 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Research and development expenses increased as we continue to invest in the APVO436 clinical trial and our preclinical candidates, including ALG.APV-527, APVO603 and APVO442.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended June 30, 2021, general and administrative expenses increased by $1.3 million, to $4.1 million from $2.8 million for June 30, 2020. For the six months ended June 30, 2021, general and administrative expenses increased by $1.6 million, to $8.1 million from $6.5 million for June 30, 2020. This increase was primarily due to higher costs for professional services, including costs related to responding to stockholder activism matters.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt. Other expense, net was $2.3 million for the three months ended June 30, 2021 compared to approximately zero for the three months ended June 30, 2020. Other expense, net was $3.1 million for the six months ended June 30, 2021 and $2.4 million for the six months ended June 30, 2020. The increase in other expense, net is primarily related to interest expense and accrued exit fees for the MidCap Credit Agreement, as well as non-cash interest expense for the Royalty Purchase Agreement.

Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include results from discontinued operations from two separate transactions: the sale of our hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and the sale of Aptevo BioTherapeutics in 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June,		For the Six Months Ended June,
	2021	2020	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	—	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	—	—	14,338
Payment from Saol	—	—	227	—
Deferred payment from Medexus	132	—	319	140
Income from discontinued operations	$132	$—	$546	$12,898

For the six months ended June 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.3 million received from Medexus related to fourth quarter 2020 and first quarter 2021 IXINITY sales. For the six months ended June 30, 2020, we recognized net income from discontinued operations totaling $12.9 million. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million, net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020, and a deferred payment from Medexus related to first quarter 2020 IXINITY sales.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(12,557)	$(15,808)
Investing activities	(582)	28,120
Financing activities	32,258	(22,104)
Increase (decrease) in cash, cash equivalents, and restricted cash	$19,119	$(9,792)

Net cash used in operating activities of $12.6 million for the six months ended June 30, 2021 was primarily due to our net loss of $15.2 million and changes in working capital accounts. Net cash used in operating activities of $15.8 million for the six months ended June 30, 2020 was primarily due to our net loss of $3.9 million and gain on sale of Aptevo BioTherapeutics of $14.3 million, which was offset by the loss on extinguishment of debt of $2.1 million.

Net cash used in investing activities for the six months ended June 30, 2021, was due to purchases of property and equipment. For the six months ended June 30, 2020, net cash provided by investing activities was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees.

Net cash provided by financing activities for the six months ended June 30, 2021 is primarily due to the $35.0 million received from the Royalty Purchase Agreement, $10.2 million received from the common stock sold to Lincoln Park, offset by the $10.5 million repayment of the MidCap Financial term loan. Net cash used in financing activities for the six months ended June 30, 2020 is primarily due to the $22.1 million repayment of long-term debt.

Sources of Liquidity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the six months ended June 30, 2021.

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

Under the purchase agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the purchase agreement. In the three months ended June 30, 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the 2018 Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares and now have a remaining $24.8 million worth of shares of our common stock that we may direct Lincoln Park to purchase pursuant to our Purchase Agreement with Lincoln Park, subject to us filing a registration statement with the SEC registering the remaining shares available for issuance under the Purchase Agreement and such registration statement being declared effective by the SEC.

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

For the six months ended June 30, 2021, certain of the holders of our warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of our common stock and aggregate proceeds to the Company of approximately $1.0 million. As of June 30, 2021, there were warrants to purchase 350,589 shares of our common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $7.9 million and $15.2 million for the three and six months ended June 30, 2021, respectively. We had cash and cash equivalents of $60.4 million, restricted cash of $1.3 million and an accumulated deficit of $200.8 million as of June 30, 2021.

For the six months ended June 30, 2021, net cash used in our operating activities was $12.6 million.

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

Due to COVID-19, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the COVID-19 pandemic, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, the Investment Amount from the Royalty Purchase Agreement with HCR, the cash to be generated from future IXINITY deferred payments, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the credit agreement with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

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

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Once we begin participation in the Beat AML Master Clinical Trial, our purchase obligation for the Beat AML Master Clinical Trial totals $8.1 million over four years. As of the second quarter of 2021, we have not begun participation in the Beat AML Master Clinical Trial. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice.

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

On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed on March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	COVID-19 could adversely impact our business, including our clinical trials.
•	The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.
•	If we experience delays or difficulties in the enrollment of patients in clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.
•	Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to discover, develop, and obtain marketing approval for our product candidates.
•	We may not be successful in our efforts to use and further develop our ADAPTIR or ADAPTIR-FLEX platforms.
•	Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.
•	If we are unable to protect our intellectual proprietary rights, our business could be harmed.
•	Our stock price may be volatile.
•	We may be subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.
•	Actions of activist stockholders against us have been and could be disruptive and costly and may cause uncertainty about the strategic direction of our business.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

We have experienced significant operating losses and we may not achieve profitability in the future. For the three and six months ended June 30, 2021, we had net loss of $7.9 million and $15.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $200.8 million. We expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates, for the foreseeable future. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, credit agreement, our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in December 2018 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through 2021, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2021, we had cash, cash equivalents, and restricted cash in the amount of $61.7 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make further reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in December 2020, (ii) any sale of up to the remaining $24.8 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in December 2018, and (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Actions of activist stockholders against us have been and could be disruptive and costly and may cause uncertainty about the strategic direction of our business.

On November 6, 2020, Tang filed a statement on Schedule 13D to report that Tang had purchased 1,760,000 shares of our common stock, representing at the time approximately 54% of our issued and outstanding shares of Common Stock (the Tang Ownership Change), although Tang has subsequently been diluted to a 36% beneficial ownership position.

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

The Aptevo Board was open to exploring the indication of interest from Tang and made earnest efforts to evaluate it. However, it was unable to do so because it was unable to reach agreement with Tang on the terms of a customary non-disclosure agreement, including limitations on the use of confidential information by Tang.  Had agreement on the terms of a non-disclosure agreement been reached, it would have permitted the exchange of confidential information and would have enabled both parties to conduct due diligence.  In this early stage of the Company’s development, the Aptevo Board believes it is difficult for the market to accurately value the potential of Aptevo’s proprietary platform technologies and therapeutic candidates, which have just begun to demonstrate their effectiveness and potentially life-saving capabilities to the Company’s patients, stockholders and other stakeholders. The Board will continue to carefully evaluate any indications of interest and proposals for strategic transactions that it receives from current stockholders or otherwise, in line with its fiduciary duties and commitment to acting in the best interests of all of the Company’s stockholders.

On February 9, 2021, Tang announced its intention to nominate two candidates for election to our board of directors at our 2021 annual meeting of stockholders and submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. On June 21, 2021, Tang sent a letter to our board of directors that it was withdrawing its nomination of its two candidates for election to our board at the 2021 annual meeting of stockholders (the “Letter”). The Letter also indicated that Tang was withdrawing its previously submitted acquisition proposal to acquire the remaining common stock of Aptevo that Tang does not already own for a price of $50.00 per share in cash. We have incurred and may incur in the future additional expenses by retaining the services of various professionals to advise us on responding to these matters.

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

•	If other activist stockholder activities ensue, our business could be adversely affected because responding to activist campaigns and proxy contests can be disruptive, costly, and time-consuming; and,
•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

Proposals from third-parties to acquire the company and stockholder proposals, and our responses thereto, may cause volatility in the trading price of our common stock and interfere with our efforts to raise capital.

We have received in the past and may receive in the future proposals from third-parties to acquire the Company.  For example, on November 18, 2020, our Board received a written unsolicited, non-binding indication of interest from Tang, proposing to acquire all of the outstanding shares of our common stock not already beneficially owned by Tang for $50.00 per share in cash, subject to confirmatory due diligence conducted under a customary non-disclosure agreement.  We also have received in the past and may receive in the future stockholder proposals requesting us to take certain actions.  For example, on February 9, 2021, Tang submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. As a result of the uncertainty surrounding any such proposals, and our responses to such proposals, the future trading price of our common stock could be volatile and be subject to wide price fluctuations.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an  $32.5 million based on the achievement of sales milestones in 2021, 2022, and 2023 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter.

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

Since March of 2020, a novel strain of coronavirus, COVID-19, has spread through the world, including the United States. The COVID-19 outbreak has caused severe global economic and societal disruptions and uncertainties, and we have experienced disruptions that have impacted our business and clinical trials, including, limitation of company operations, implementing work from home policies and office closures; delays or difficulties in receiving deliveries of critical experimental materials; delays or difficulties in enrolling patients in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delay in participation of APVO436 in the Beat AML trial; interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and, limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, due to the illness of employees or their families, or the preference of employees to avoid contact with large groups of people.

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

The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness of vaccination programs, and whether businesses and the economy in general will continue to reopen and stay open.

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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under the Credit Agreement. In addition, failure to comply with the covenants under the Credit Agreement, including those outside of our control, could result in an event of default. An event of default could result in the acceleration of amounts due under the Credit Agreement, and we may not be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness, including our intellectual property.

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

In general, a corporation undergoes an “ownership change” under Section 382 of the Code if, among other things, the stockholders who own, directly or indirectly, 5% or more of the corporation’s stock (by value), or are otherwise treated as “5% stockholders” under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership (by value) of the corporation’s stock by more than 50 percentage points over the lowest percentage of value owned by the 5% stockholders at any time during the applicable testing period, which is generally the rolling three-year period preceding the potential ownership change.  Such potential ownership change testing events include changes involving a stockholder becoming a 5% stockholder or arising from a new issuance of capital stock or share repurchases by the corporation, subject to certain exceptions.

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

As of December 31, 2020, we had approximately $162.5 million and $68.1 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the usage of such federal net operating losses is limited. We completed an IRC Section 382 study on our federal tax attributes in connection with the acquisition by Tang of 1,760,000 shares of our common stock and determined that the annual utilization of the federal net operating loss carryforwards is limited. It is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization assuming sufficient income.

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

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Fatih Uckun, our current Chief Clinical Advisor, is now providing clinical trial and medical affairs oversight duties as a consultant.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Chinook Therapeutics, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Teneobio, Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products, to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. On January 20, 2021, Joe Biden was sworn in as the U.S. president, and the Democratic Party obtained an equal number of seats in the U.S. Senate as the Republican Party, as well as maintained control of the U.S. House of Representatives. Many expect that the Biden administration will pursue stronger healthcare consumer protections, and it may act to overturn some of the prior Trump administration initiatives; however, the legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the Biden administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Some of our product candidates previously in development experienced regulatory and/or clinical setbacks. Clinical development has been discontinued for product candidates otlertuzumab, APVO414, and APVO210. Both APVO414 and APVO210 were discontinued after patients developed ADA. Most recently, in 2019, we elected to discontinue the APVO210 development program following the review of data from the Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood.  The cause of the ADA is uncertain; however, we believe that appearance of ADA is related to the mechanism of action of APVO210, and not due to the structure, or sequences characteristic of the ADAPTIR platform.   Although we have re-designed certain components of the ADAPTIR platform based on what we have learned in prior clinical trials, there is no guarantee that the occurrence of ADA or other clinical setbacks will not occur in the development of our existing and future ADAPTIR product candidates.

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

We also will rely on current and future trademarks to establish and maintain recognized brands, including APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, ADAPTIR, and ADAPTIR-FLEX in relevant jurisdictions. If we fail to acquire and protect such trademarks, our ability to market and sell our products, if approved for marketing, will be harmed. In addition, our current and future trademarks may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks and we may not be able to protect our rights in these trademarks, which we need in order to build name recognition. Any of the foregoing could have a material and adverse effect on our business, financial condition and operating results.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 12, 2021	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: August 12, 2021	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer