Form 10-Q
period 2021-09-30
Aptevo Therapeutics Inc.
filed 2021-11-12
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the number of shares of the registrant’s common stock outstanding was 4,898,034.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$52,118	$39,979
Restricted cash - current	1,259	2,555
Royalty receivable	3,096	2,369
Prepaid expenses	2,391	2,228
Other current assets	9	133
Total current assets	58,873	47,264
Property and equipment, net	2,521	2,815
Operating lease right-of-use asset	1,865	2,722
Other assets	746	746
Total assets	$64,005	$53,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,687	$5,583
Accrued compensation	1,565	2,757
Liability related to the sale of future royalties, net - short-term	13,369	—
Current portion of long-term debt	11,167	5,000
Other current liabilities	2,592	1,199
Total current liabilities	32,380	14,539
Liability related to the sale of future royalties, net - long-term	18,711	—
Loan payable - long-term	4,012	20,054
Operating lease liability	1,610	2,360
Total liabilities	56,713	36,953

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,895,759 and 4,410,909 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	47	46
Additional paid-in capital	215,036	202,154
Accumulated deficit	(207,791)	(185,606)
Total stockholders' equity	7,292	16,594
Total liabilities and stockholders' equity	$64,005	$53,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty revenue	3,096	1,463	8,627	1,936
Operating expenses:
Research and development	(4,367)	(4,494)	(14,451)	(12,940)
General and administrative	(3,479)	(3,215)	(11,536)	(9,671)
Loss from operations	(4,750)	(6,246)	(17,360)	(20,675)
Other expense:
Other expense from continuing operations, net	(2,327)	(702)	(5,451)	(973)
Loss on extinguishment of debt	—	—	—	(2,104)
Net loss from continuing operations	$(7,077)	$(6,948)	$(22,811)	$(23,752)
Discontinued operations:
Income from discontinued operations	$80	$157	$626	$13,055
Net loss	$(6,997)	$(6,791)	$(22,185)	$(10,697)

Net loss from continuing operations per share	$(1.45)	$(2.15)	$(4.94)	$(7.35)
Net income from discontinued operations per share	$0.02	$0.05	$0.14	$4.04
Basic and diluted net loss per basic share	$(1.43)	$(2.10)	$(4.80)	$(3.31)
Weighted-average shares used to compute per share calculations	4,891,881	3,232,811	4,617,357	3,233,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(22,185)	$(10,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,465	1,057
Depreciation and amortization	884	1,064
Loss on disposal of property and equipment	4	—
Gain on sale of Aptevo BioTherapeutics	—	(14,338)
Loss on extinguishment of debt	—	2,104
Non-cash interest expense and other	4,387	606
Changes in operating assets and liabilities:
Royalty receivable	(727)	(1,463)
Prepaid expenses and other current assets	(39)	(455)
Operating lease right-of-use asset	857	757
Accounts payable, accrued compensation and other liabilities	(1,695)	(2,824)
Long-term operating lease liability	(750)	(725)
Changes in assets and liabilities held for sale	—	1,719
Net cash used in operating activities	(17,799)	(23,195)
Investing Activities
Cash received from sale of Aptevo BioTherapeutics	—	28,120
Purchases of property and equipment	(595)	—
Net cash (used in) provided by investing activities	(595)	28,120
Financing Activities
Proceeds from other long-term obligations, net of issuance costs	—	24,730
Payments of long-term debt, including exit and other fees	(10,550)	(22,104)
Repayments under liability related to sale of future royalties	(5,531)	—
Proceeds from sale of future royalties	35,000	—
Transaction costs from sale of future royalties	(1,100)	—
Proceeds from exercise of stock options	200	—
Proceeds from exercise of warrants	985	—
Proceeds from common stock issued pursuant to the Lincoln Park Purchase Agreement	10,233	—
Net cash provided by financing activities	29,237	2,626
Increase in cash, cash equivalents, and restricted cash	10,843	7,551
Cash, cash equivalents, and restricted cash at beginning of period	42,534	19,946
Cash, cash equivalents, and restricted cash at end of period	$53,377	$27,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	10,685	—	86	—	86
Proceeds from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504
Proceeds from exercise of stock options	1,769	—	25	—	25
Proceeds from exercise of warrants	26,277	—	478	—	478
Common stock sold pursuant to the Lincoln Park Purchase Agreement	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	572	—	572
Net loss for the period	—	—	—	(7,932)	(7,932)
Balance at June 30, 2021	4,884,515	$47	$214,628	$(200,794)	$13,881
Exercise of stock options	11,244	—	89	—	89
Stock-based compensation	—	—	319	—	319
Net loss for the period	—	—	—	(6,997)	(6,997)
Balance at September 30, 2021	4,895,759	$47	$215,036	$(207,791)	$7,292

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,231	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,420)	—	—	—	—
Stock-based compensation	—	—	413	—	413
Net income for the period	—	—	—	2,897	2,897
Balance at March 31, 2020	3,232,811	$45	$180,066	$(164,959)	$15,152
Stock-based compensation	—	—	301	—	301
Net loss for the period	—	—	—	(6,803)	(6,803)
Balance at June 30, 2020	3,232,811	$45	$180,367	$(171,762)	$8,650
Stock-based compensation	—	—	343	—	343
Net loss for the period	—	—	—	(6,791)	(6,791)
Balance at September 30, 2020	3,232,811	$45	$180,710	$(178,553)	$2,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three and nine months ended September 30, 2021, we had a net loss of $7.0 million and $22.2 million, respectively. We had an accumulated deficit of $207.8 million as of September 30, 2021. For the nine months ended September 30, 2021, net cash used in our operating activities was $17.8 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the cash to be generated from future deferred payments and milestones, and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus Pharmaceuticals Inc. (Medexus) with respect to IXINITY; (e) whether and to what extent future proceeds are received under our Royalty Purchase Agreement; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for the period prior to its sale on February 28, 2020). All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, and stock-based compensation forfeiture rates. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

We treat the Royalty Purchase Agreement with HCR (see Note 7) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to the sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. We are not obligated to repay the proceeds received under the Royalty Purchase Agreement with HCR. Due to our continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

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

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 31, 2021 and further amended on April 28, 2021. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying financial statements include discontinued operations from two separate transactions: the sale of our hyperimmune business in 2017, from which we received a payment in March 2021 related to the collection of a certain accounts receivable, and the sale of our Aptevo BioTherapeutics LLC business in February 2020.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September,		For the Nine Months Ended September,
	2021	2020	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	—	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	—	—	14,338
Payment from Saol	—	—	227	—
Deferred payment from Medexus	80	157	399	297
Income from discontinued operations	$80	$157	$626	$13,055

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. For the three months ended September 30, 2021, we collected an approximately $0.1 million deferred payment from Medexus in September 2021 related to second quarter 2021 IXINITY sales. Medexus communicated their third quarter 2021 net IXINITY sales to Aptevo in October and expects to make an immaterial deferred payment, within 45 days after quarter-end per the LLC Purchase Agreement, to Aptevo. As such, we will record the deferred payment amount related to Medexus’ third quarter sales of IXINITY as a gain when collected.

There was no amortization for Aptevo BioTherapeutics in the three or nine months ended September 30, 2021 and amortization was $0.1 million for the three and nine months ended September 30, 2020. There was no depreciation or capital expenditures for the three or nine months ended September 30, 2021 or September 30, 2020. Significant operating non-cash items include the gain on sale of Aptevo BioTherapeutics of $14.3 million for the nine months ended September 30, 2020. There were no significant investing non-cash items for the nine months ended September 30, 2021 and 2020.

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

We recorded approximately $0.1 million increase in research and development expense related to the Collaboration Agreement, for the nine months ended September 30, 2021 and September 30, 2020.

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

At September 30, 2021 and December 31, 2020, we had $47.9 million and $35.4 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At September 30, 2021 and December 31, 2020, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash - current includes $1.3 million securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Cash	$4,218	$4,601
Cash equivalents	47,900	35,378
Restricted cash - current	1,259	2,555
Total cash, cash equivalents, and restricted cash	$53,377	$42,534

Note 6. Debt

Credit Agreement

On February 28, 2020, we used the proceeds from the sale of Aptevo BioTherapeutics to Medexus to repay $20 million outstanding principal under the Credit and Security Agreement, including payment of $2.1 million in an end of facility fee, accrued interest, legal fees, and prepayment fees. On August 5, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The term loan facility includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY under the LLC Purchase Agreement with Medexus or royalties related to RUXIENCE under the Royalty Purchase Agreement with HCR be sold during the term of the loan. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it intends to phase out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

As of September 30, 2021, we classified $11.2 million of the remaining $15.0 million principal of the amended Credit Agreement to current portion of long-term debt on the unaudited condensed consolidated balance sheet. The amended Credit Agreement states $10.0 million of the remaining $15.0 million principal balance will be payable on March 31, 2022. Additionally, within the next twelve months, we will pay $1.2 million to MidCap Financial for monthly repayments of outstanding principal beginning on March 1, 2022.

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

We estimate the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on the estimate of future royalty payments to be received by HCR. As of September 30, 2021, the estimated effective interest rate under the agreement was 21.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in our forecasted royalties. Periodically, we will reassess our estimate of total future royalty payments to be received by HCR, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability in the quarter related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

Three Months Ended September 30,
2021
Liability related to sale of future royalties, beginning balance	$33,349
Non-cash interest expense	1,841
RUXIENCE royalties paid to HCR	(3,110)
Liability related to sale of future royalties, ending balance	32,080
Current portion of liability related to sale of future royalties	(13,369)
Liability related to sale of future royalties, non-current	$18,711

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

For the three and nine months ended September 30, 2021, we recorded $0.2 million and $0.6 million, respectively, related to variable expenses. For the three and nine months ended September 30, 2020, we recorded $0.2 million and $0.5 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of September 30, 2021, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of September 30, 2021, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments in the three months or nine months ended September 30, 2021.

Components of lease expense:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2021	2021	2020	2020
Operating lease cost	$395	$1,185	$395	$1,185
Finance lease cost:
Amortization of right-of-use assets	2	5	2	5
Interest on lease liabilities	—	—	—	1
Total lease cost	$397	$1,190	$397	$1,191

Right of use assets acquired under operating leases:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Operating leases, excluding Seattle office lease	$21	$122
Seattle office lease, including amendment	1,844	2,600
Total operating leases	$1,865	$2,722

Lease payments:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2021	2020
For operating leases	$1,053	$1,134

The long-term portion of the lease liabilities included in the amounts above is $1.6 million and the remainder of our lease liabilities are included in other current liabilities on our unaudited condensed consolidated balance sheets.

As of September 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.6 years and 14.46%. As of September 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.5 years and 14.53%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss from continuing operations	$(7,077)	$(6,948)	$(22,811)	$(23,752)
Income from discontinued operations	80	157	626	13,055
Net loss	$(6,997)	$(6,791)	$(22,185)	$(10,697)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.45)	$(2.15)	$(4.94)	$(7.35)
Net income from discontinued operations	$0.02	$0.05	$0.14	$4.04
Net loss per basic share	$(1.43)	$(2.10)	$(4.80)	$(3.31)
Weighted-average shares used to compute per share calculations	4,891,881	3,232,811	4,617,357	3,233,257

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	As of September 30,
(in thousands)	2021	2020
Warrants	351	1,571
Outstanding options to purchase common stock	350	230
Unvested RSUs	64	11

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the three or nine months ended September 30, 2021.

Lincoln Park Purchase Agreement

On December 20, 2018, we entered into a Purchase Agreement, and a registration rights agreement, with Lincoln Park (the Purchase Agreement). Pursuant to the Purchase Agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00.

In the nine months ended September 30, 2021, the Company issued approximately 0.4 million shares of common stock to Lincoln Park under the Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares and now have a remaining $24.8 million worth of shares of our common stock that we may direct Lincoln Park to purchase pursuant to the Purchase Agreement.

Rights Plan

On November 8, 2020, our Board of Directors (Board) approved and adopted a Rights Agreement, dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020.  When exercisable, each right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. As of September 30, 2021, there are less than 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$80	$138	$491	$422
General and administrative	239	205	973	635
Total stock-based compensation expense	$319	$343	$1,464	$1,057

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	97.59%	91.44%	99.30%	87.77%
Risk-free interest rate	0.96%	2.46%	2.73%	1.97%
Expected average life of options	6 years	8 years	5 years	8 years

Management has applied an estimated forfeiture rate of 20% and 22% for the three and nine months ended September 30, 2021 and 18% and 13% for the three and nine months ended September 30, 2020, respectively.

The following is a summary of option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2020	212,581	$8.32	8.78	$5,906,007
Granted	218,061	31.44	—	—
Exercised	(23,698)	8.44	—	398,882
Forfeited	(57,245)	29.21	—	—
Outstanding at September 30, 2021	349,699	$19.60	8.84	$1,258,263
Exercisable at September 30, 2021	120,133	$8.45	8.10	$845,986

As of September 30, 2021, we had $3.8 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.3 years. The weighted average remaining contractual life of outstanding and exercisable options is 8.1 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2021 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2021:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2020	9,000	$41.00
Granted	80,304	30.49
Forfeited	(25,353)	33.04
Outstanding at September 30, 2021	63,951	$34.59
Expected to Vest	63,951	$34.59

As of September 30, 2021, there was $1.7 million unrecognized stock-based compensation expense related to unvested RSUs.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants have a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. As of September 30, 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future royalty payments, the achievement of milestones, projected costs, prospects, plans, intentions, expectations, and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from those anticipated or implied in the forward-looking statements that we make.  Therefore, you should not place undue reliance on our forward-looking statements.

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

Recent Developments:

Enrollment and dosing have commenced in Part 2 (Expansion Phase) of Company’s multicenter 5001 Phase 1B clinical trial to evaluate APVO436 in adult patients with acute myeloid leukemia (AML).

Reported 3 publications in two peer-reviewed journals (Cancers[Basel]) and Frontiers in Aging) regarding the salient features of the data obtained during Part 1 (Dose escalation phase) of the 5001 APVO436 Phase 1B trial.

Participated in Euroleukemia2021 Meeting with an oral and a poster presentation.

Showcased the Company’s preclinical assets, APVO442 and APVO603, and their potential to improve efficacy in the treatment of solid tumors and participated in discussions about risk mitigation in cell engager candidates at the Virtual Cell Engager Summit.

Presented the unique aspects of the Company’s proprietary ADAPTIR AND ADAPTIR-FLEX platforms at the Cambridge Health Institute PEGS Virtual Conference.

On November 4, 2021, our Board amended the Rights Agreement dated as of November 8, 2020 by and between the Company and Broadridge Corporate Issuer Solutions, Inc. to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022.  Other than extending the expiration date of the Rights Agreement, the terms of the Rights Agreement have remained the same.

Results of Operations

Except as otherwise stated below, the following discussions of our results of operations reflect the results of our continuing operations, excluding the results related to Aptevo BioTherapeutics LLC (Aptevo BioTherapeutics), which was sold in February 2020 to Medexus and has been separated from continuing operations and reflected as a discontinued operation.  See Note 2 – Discontinued Operations to the accompanying financial statements for additional information.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Royalty Revenue

We recorded royalty revenue of $8.6 million and $1.9 million for the nine months ended September 30, 2021 and September 30, 2020. The payment from Pfizer relates to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. We maintain our rights under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the Definitive Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and discovery activities, including conducting non-clinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses primarily consist of:

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

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring, and key non-clinical activities due to the ongoing COVID-19 pandemic. While programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three and nine months ended September 30, 2021 and 2020 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$1,162	$849	$313
Other	(239)	30	(269)
Total clinical programs	923	879	44

Preclinical program, general research and discovery	3,444	3,615	(171)
Total	$4,367	$4,494	$(127)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$3,663	$3,125	$538
Other	(199)	253	(452)
Total clinical programs	3,464	3,378	86

Preclinical program, general research and discovery	10,987	9,562	1,425
Total	$14,451	$12,940	$1,511

For the three months ended September 30, 2021, research and development expenses decreased by $0.1 million, to $4.4 million from $4.5 million for September 30, 2020. Research and development costs in the third quarter included higher spending on our APVO436 clinical trial as we continue to advance that trial and have now started dosing in our Phase 1b Expansion program. This increase was offset by reduced costs in our discontinued clinical trials and lower spending on other preclinical projects. For the nine months ended September 30, 2021, research and development expenses increased by $1.5 million, to $14.4 million from $12.9 million for September 30, 2020. The increase is due to increased spending on consulting services for our APVO436 clinical trial as we continue to advance that trial and increased spending on analytical analysis for our preclinical programs, including ALG.APV-527, APVO603 and APVO442.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended September 30, 2021, general and administrative expenses increased by $0.3 million, to $3.5 million from $3.2 million for September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses increased by $1.9 million, to $11.5 million from $9.7 million for September 30, 2020. This increase was primarily due to higher costs related to responding to stockholder activism matters and higher employee costs.

Other Expense, Net

Other expense, net consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt. Other expense, net was $2.3 million for the three months ended September 30, 2021 and $0.7 million for the three months ended September 30, 2020. Other expense, net was $5.5 million for the nine months ended September 30, 2021 and $1 million for the nine months ended September 30, 2020. The increase in other expense, net is primarily related to interest expense and accrued exit fees for the MidCap Credit Agreement, as well as non-cash interest expense for the Royalty Purchase Agreement.

Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and the sale of Aptevo BioTherapeutics in 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September,		For the Nine Months Ended September,
	2021	2020	2021	2020
Loss from operations - Aptevo BioTherapeutics	—	—	—	(1,580)
Gain on sale of Aptevo BioTherapeutics	—	—	—	14,338
Payment from Saol	—	—	227	—
Deferred payment from Medexus	80	157	399	297
Income from discontinued operations	$80	$157	$626	$13,055

For the nine months ended September 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.4 million received from Medexus related to first and second quarter 2021 IXINITY sales. For the nine months ended September 30, 2020, we recognized net income from discontinued operations totaling $13.0 million. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million, net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020, and a deferred payment from Medexus related to IXINITY sales.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates and changes in these estimates are recorded when known. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application.

Refer to Note 1 for discussion of our accounting policies, significant judgments, and estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(17,799)	$(23,195)
Investing activities	(595)	28,120
Financing activities	29,237	2,626
Increase (decrease) in cash, cash equivalents, and restricted cash	$10,843	$7,551

Net cash used in operating activities of $17.8 million for the nine months ended September 30, 2021 was primarily due to our net loss of $22.2 million and changes in working capital accounts. Net cash used in operating activities of $23.2 million for the nine months ended September 30, 2020, was primarily due to our net loss of $10.7 million, changes in working capital accounts, and gain on sale of Aptevo BioTherapeutics of $14.3 million, which was offset by the loss on extinguishment of debt of $2.1 million.

Net cash used in investing activities for the nine months ended September 30, 2021, was due to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2020, was due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees.

Net cash provided by financing activities for the nine months ended September 30, 2021 is primarily due to the $35.0 million received from the Royalty Purchase Agreement, $10.2 million received from the common stock sold to Lincoln Park, offset by the $10.5 million partial repayment of the MidCap Financial term loan. Net cash provided by financing activities for the nine months ended September 30, 2020, is primarily due to the proceeds of $24.7 million from the Credit Agreement we entered into with MidCap on

August 5, 2020, which was offset by the $22.1 million repayment of long-term debt in the first quarter of 2020 when we repaid in full our prior term debt facility with MidCap Financial Trust.

Sources of Liquidity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the nine months ended September 30, 2021.

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

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In the nine months ended September 30, 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares and now have a remaining $24.8 million worth of shares of our common stock that we may direct Lincoln Park to purchase pursuant to our Purchase Agreement.

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

For the nine months ended September 30, 2021, certain of the holders of our warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of our common stock and aggregate proceeds to the Company of approximately $1.0 million. As of September 30, 2021, there were warrants to purchase 350,589 shares of our common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $22.7 million and $23.8 million for the nine months ended September 30, 2021 and 2020, respectively. We had cash and cash equivalents of $52.1 million, restricted cash of $1.3 million and an accumulated deficit of $207.8 million as of September 30, 2021.

For the nine months ended September 30, 2021, net cash used in our operating activities was $17.8 million.

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

Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the COVID-19 pandemic, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, the Investment Amount received pursuant to the Royalty Purchase Agreement with HCR, the cash to be generated from future IXINITY deferred payments, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the Credit Agreement with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

There are numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results, and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	our ability to obtain regulatory clearance to commence clinical trials for product candidates;
•	the timing of, and the costs involved in, completing our clinical trials, and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the cost of attracting and retaining skilled personnel;

•	whether and to what extent future proceeds are received under our Royalty Purchase Agreement with HCR; and,
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY.

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

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. Due to the ongoing COVID-19 pandemic, we may experience delays in clinical trials and non-clinical work, and opportunities to partner our product candidates, due to financial and other impacts on potential partners.

Contractual Obligations

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023.

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Once we begin participation in the Beat AML Master Clinical Trial, our purchase obligation for the Beat AML Master Clinical Trial may total up to $8.1 million over four years. As of the third quarter of 2021, we have not begun participation in the Beat AML Master Clinical Trial and we do not currently intend to participate under the current trial design. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice. We may re-assess our participation in the master clinical trial as Part 2 (expansion phase) of our Phase 1B APVO436 clinical trial progresses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021 and as amended on April 28, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials.
•	The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.
•

If we experience delays or difficulties in the commencement, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

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

We have experienced significant operating losses and we may not achieve profitability in the future. For the three and nine months ended September 30, 2021, we had net loss of $6.9 million and $22.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $207.8 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, Credit Agreement with MidCap Financial (Credit Agreement), our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in December 2018 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2021, we had cash, cash equivalents, and restricted cash in the amount of $53.4 million. We will require additional funding to grow our business including to develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. In October 2019, we implemented an expense reduction plan that reduced annual expenditures by approximately 30%, including streamlining research and development programs, through reducing investment in certain programs; cut-backs in legal, professional and consulting expenses; reduction of leased space, cut-backs in non-commercial headcount; and reductions in executive and board cash compensation, with such compensation restored to previous levels in August 2020. If we are not able to secure adequate additional funding, we may need to make further reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the resolution of actions of activist investors;
•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY;
•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results, and costs of our development activities; and,
•	clinical development costs, timing, and other requirements to complete dosing of Phase 1/1b clinical trial for APVO436, as well as future clinical trials.

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

•	If other activist stockholder activities ensue, our business could be adversely affected because responding to activist campaigns and proxy contests can be disruptive, costly, and time-consuming; and
•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

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

Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. In

2021, we continue to see an impact of COVID-19 on our business as some of our clinical sites were at reduced capacity. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments and deferred payments to the Company by Medexus.

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to the effect of the ongoing COVID-19 pandemic on the current and future environment for clinical development and regulatory approval, Medexus’ ability to continue to successfully commercialize the IXINITY business may be effected, and we may experience potential impacts on our future deferred payments from Medexus. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Moreover, we have recently experienced increased levels of attrition. On August 25, 2021, Jane Gross, resigned as the Chief Scientific Officer of the Company effective September 17, 2021 and agreed to transition into a consulting relationship with the Company through December 31, 2021, as described in the Executive Transition Services Agreement and Amendment to Executive Transition Services Agreement included as an exhibit on this Quarterly Report on Form 10-Q. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. Due to our equity plan proposal not receiving stockholder approval at the Company’s annual meeting in 2021, we may not have sufficient equity available to attract and retain qualified personnel. A novel strain of coronavirus, COVID-19 has spread through the world, including the United States. We have experienced and may experience an impact on the health of key personnel due to the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials.

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

We may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees. The global outbreak of COVID-19 continues to rapidly evolve. The ongoing COVID-19 pandemic may also result in the need to suspend enrollment into studies, patient withdrawals, postponement of non-clinical studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees and the FDA or comparable foreign regulatory authorities.  The foregoing may also impact the integrity of our study data. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending submissions.

The ongoing COVID-19 pandemic may further impact our suppliers and manufacturers.  If any of our suppliers or manufacturers are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the outbreak, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business and development plans. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies.  Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change.

The ongoing COVID-19 pandemic may result in changes in laws, policies, and regulations.  By example, due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, FDA issued guidance several times concerning how sponsors and investigators may address these challenges.  FDA’s guidance is continually evolving.  By further example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing.  This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

The extent to which the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness of vaccination programs, and whether businesses and the economy in general will continue to reopen and stay open.

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

Product Development Risks

The results of our current and planned preclinical studies and clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Interim or top line data may be subject to change or qualification based on the complete analysis of data.

We are very early in our clinical trial with APVO436 and clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature.  For example, we have previously reported on a patient in cohort 4 of our APVO 436 Phase 1/1b clinical trial who showed a complete marrow response.  That patient dropped out of the trial during the eleventh cycle of treatment because his/her disease progressed. Additionally, we previously reported on two patients in cohort 6 of our APVO 436 Phase 1/1b clinical trial who had a complete remission status. Both patients are no longer in a complete remission status and discontinued therapy due to progression in their disease. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

•

the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from non-clinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the BLA for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from non-clinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

If we experience delays or difficulties in the commencement, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, APVO436 has received orphan drug designation for AML and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. In addition, the global outbreak of the COVID-19 pandemic makes it more difficult to initiate studies and enroll patients.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the design of the clinical trial, including the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and,
•	the proximity and availability of clinical trial sites for prospective patients.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of any of our product candidates, either when used alone or in combination with other approved or investigational therapies, could cause us or regulatory authorities to interrupt, delay or halt our manufacturing and distribution operations and could result in a more restrictive label, the imposition of a clinical hold, suspension, distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

As we continue developing our product candidates and conduct clinical trials of our product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, we could decide, or the IRB or ethics committees of the institutions in which our trials are being conducted, the Data Safety Monitoring Board or the FDA or comparable foreign regulatory authorities could suspend or terminate a clinical trial or deny approval of our product candidates. Furthermore, we plan to evaluate our product candidates in combination with approved and/or experimental therapies. These combinations may have additional or more severe side effects than caused by our product candidate as monotherapies. The uncertainty resulting from the use of our product candidate in combination with other therapies may make it difficult to accurately predict side effects in potential future clinical trials. If our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may require us to conduct additional clinical trials or abandon our research efforts for our other product candidates;
•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
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

We depend on third parties to conduct our clinical and preclinical trials. If these third parties do not effectively  carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Fatih Uckun, our current Chief Clinical Advisor, is now providing clinical trial and medical affairs oversight duties as a consultant.

While we have agreements governing the activities of third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, and non-clinical programs. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.  If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our non-clinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions.

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from the ongoing COVID-19 pandemic could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and preclinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

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

Agreements with third parties conducting or otherwise assisting with our clinical or non-clinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our business depends on the successful development and commercialization of our product candidates, which will require additional clinical and preclinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment, which may never occur. Our ability to generate revenues is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. Except for the revenues from previously sold products, we currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. We currently have one clinical-stage candidate, APVO436, which is built on the ADAPTIR platform. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected or unacceptable adverse events or failure to demonstrate efficacy in clinical trials.  For example, in 2018, we announced the discontinuation of development of APVO414 and otlertuzumab as a result of clinical trial results. In addition, in October 2019, we announced our decision to discontinue development of APVO210, a novel investigational bispecific antibody candidate under development for the treatment of autoimmune diseases. The decision followed the review of data from Phase 1 multiple ascending dose (MAD) clinical study of APVO210 in healthy volunteers that suggests that APVO210 would not meet the desired target product profile for future commercialization. Specifically, the clinical data showed evidence of increasing titers of ADA with repeated doses of APVO210, which had varying impact on APVO210 drug levels in subjects’ blood. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, obtain approval for limited indications or patient populations, with a label without claims necessary for us to successfully market our products, or with significant labeled warnings. We may also be subject to additional post-marketing testing requirements, surveillance requirements, or REMS. To the extent any of the foregoing should occur, our business may be materially harmed.

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

All of our current product candidates are biologics. Our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Due to the ongoing COVID-19 pandemic, our third-party manufacturers may experience difficulties that impact our product candidates.

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

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. Due to the ongoing COVID-19 pandemic, our third-party manufacturers may experience difficulties that impact our product candidates. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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

The FDA and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drug products. These requirements include non-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials, and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA evolve in their staff interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts.

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

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and is expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, non-clinical studies, non-clinical testing, and clinical trials prior to seeking regulatory approval, and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

Our product candidate development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any non-clinical tests or clinical trials above what we currently have planned will be required, will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. If any of this occurs, our business, financial condition, results of operations, and prospects will be materially harmed.

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

We and our product candidates are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the conduct of clinical and non-clinical studies, manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such products. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with GMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance. Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.29 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	changes in earnings estimated by securities analysts or management, or our ability to meet those estimates;
•	investor perceptions or negative announcements by our competitors, suppliers, or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses, and results of clinical and preclinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus;
•	whether and to what extent future proceeds are received under our royalty purchase agreement with HCR;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of COVID-19 or similar global health challenges;
•	general industry conditions and domestic and global financial, economic, and geo-political instability; and,
•	the other factors described in this “Risk Factors” section.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing Purchase Agreement with Lincoln Park Financial LLC, under our Equity Distribution Agreement with Piper Sandler, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 public offering, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Moreover, we currently have a short-term stockholder rights agreement in effect. This rights agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022. This rights agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. The impact of the ongoing COVID-19 pandemic also poses an increased security risk, due to the remote working environment.

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

A significant portion of our shares may be sold into the market at any time which could depress our stock price.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.3*	Executive Transition Services Agreement.
10.4*	Amendment to Executive Transition Services Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 12, 2021	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Senior Vice President, Chief Financial Officer, and Treasurer