Form 10-K
period 2021-12-31
Aptevo Therapeutics Inc.
filed 2022-03-24
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $93.1 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2021, the last trading day of the fiscal quarter.

Excludes an aggregate of 258,172 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 24, 2022, the number of shares of Registrant’s common stock outstanding was 5,007,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors.

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities.  We have developed preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

STRATEGY

We seek to grow our business by, among other things:

Advancing our lead clinical stage candidate, APVO436, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. We are continuing enrollment and dosing in a Phase 1b dose expansion study.  This is a multi-center, multi-cohort trial designed to evaluate APVO436 in adult patients with acute myeloid leukemia (AML) both in monotherapy and in combination with current standard-of care therapies.  Enrollment is on-going at multiple centers across the United States.  The Company is actively recruiting new centers to participate in the trial, and plans to be open in up to 20 clinical sites nationally.

Advancing our preclinical stage candidate, ALG.APV-527, developed in partnership with Alligator Bioscience AB (Alligator), into clinical stage. Aptevo and Alligator continue to advance preclinical candidate, ALG.APV-527 for the treatment of solid tumors, into the clinic and expect to file an IND with the FDA in the US in the second half of 2022. A first-in-human study is expected to start in the second half of 2022. ALG.APV-527 targets 4-1BB (T lymphocyte co-stimulatory receptor) and 5TA (tumor antigen) and is designed to reactivate antigen-primed T cells.

Advancing our ADAPTIR and ADAPTIR-FLEX platforms, focusing on immunotherapy and the development of novel bispecific and multi-specific proteins for the treatment of cancer. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional monospecific, bispecific, and multi-specific protein immunotherapies for development, potentially with other collaborative partners, to exploit the potential of the ADAPTIR and ADAPTIR-FLEX platforms. We will select novel candidates that have the potential to demonstrate proof of concept early in development and are differentiated in key oncology indications. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need. Our goal is to generate monospecific, bispecific, and multi-specific ADAPTIR and ADAPTIR-FLEX proteins to target tumors using the immune system or direct cytokine delivery to selective cell populations or modulate immune cells to treat diseases. We believe these product candidates may have utility in oncology and other therapeutic areas.

Continuing to develop new products. We are committed to new product development. We have expertise in molecular and cellular biology, immunology, oncology, pharmacology, translational services, antibody engineering and the development of protein therapeutics. This includes target validation, preclinical proof of concept, cell line development, protein purification, assay and process development and analytical characterization. We believe that these core areas of expertise enable the development of therapeutics based on the ADAPTIR and ADAPTIR-FLEX platform technologies from design, preclinical testing, IND preparation, and clinical development to preparation of a biologics license application, or BLA.

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to continue to develop and grow our product portfolio through internal research and development as well as through collaborations with other biotechnology and pharmaceutical companies, academia, and non-governmental organizations.

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

Characteristics	Technology
	ADAPTIR	ADAPTIR-FLEX
Drug Targeting	Bind up to two targets	Bind up to four targets
Genetic and Structural Format	Single gene that assembles into a homodimer based on an antibody backbone	Two genes that assemble into a heterodimer based on a mutated antibody backbone
Half-life	Contains Immunoglobulin Gamma 1 Fc Demonstrated antibody-like half-life in mice
Effector Function	Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function
Manufacturing	Antibody-like manufacturing processes
Current Pipeline Candidates	APVO436 (CD123 x CD3) ALG.APV-527 (41BB x 5T4) APVO603 (41BB x OX40)	APVO442 (PSMA x CD3)

Platform Technology

ADAPTIR and ADAPTIR-FLEX Platform Technologies. The ADAPTIR and ADAPTIR-FLEX platform technologies can be used to produce monospecific, bispecific, and multi-specific immunotherapeutic proteins. These protein candidates bind to one or more targets found on tumor cells, immune cells, or other cells in the body or circulation to either amplify, suppress, or regulate the body’s defense mechanisms to treat cancer. We focus on developing drugs for treatment of oncology indications, but also may pursue other indications including autoimmune diseases. We believe we are well positioned for the development of monospecific, bispecific, or multi-specific therapeutics, which are antibody-based molecules that are able to bind one or more targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) and ADAPTIR-FLEX platform technologies. This allows us to take a novel approach to cancer immunotherapy or for treatment of other diseases.

Structurally, ADAPTIR and ADAPTIR-FLEX molecules are similar to antibodies; they can exhibit the same biological functions of an antibody but can be easily modified to either eliminate or incorporate new activities, while maintaining a similar size, stability, half-life and manufacturing advantages of a monoclonal antibody. The ADAPTIR molecules are single-chain polypeptides comprising customized elements, including a protein domain that binds to one or more targets connected to the hinge domain and a set of antibody constant domains known as the fragment crystallizable region, or Fc region of a human antibody. A second protein domain can be connected to the Fc region using a linker.  The antibody Fc region can elicit an immune response by binding to the corresponding Fc receptors found on various immune cells such as natural killer (NK) cells, and other cells bearing Fc receptors to mediate antibody-dependent cell cytotoxicity resulting in killing the target. With the ADAPTIR platform, the Fc region can be modified to enhance or eliminate these functions. Incorporation of the Fc region into the ADAPTIR platform also provides for an extended serum half-life by engaging recycling via the neonatal Fc receptor or FcRn. A long serum half-life could potentially reduce dosing frequency and dose quantity. The ADAPTIR-FLEX molecules are comprised of at least two polypeptides that are comprised of customized elements similar to ADAPTIR candidates. The Fc region of these molecules can be modified to enable formation of a stable heterodimer. These candidates have similar mutations in the Fc region as ADAPTIR candidates to enable or eliminate binding to Fc receptors but retaining binding to FcRn to provide for an extended serum half-life.

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

We believe that ADAPTIR and ADAPTIR-FLEX are promising platform technologies within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR and ADAPTIR-FLEX molecules and monoclonal antibodies allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our molecules, we can select the desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including, but not limited to, RTCC, modulating signals through immunostimulatory or immunoinhibitory receptors and targeted cytokine delivery. We can expand our ADAPTIR and ADAPTIR-FLEX platforms to generate monospecifics, bispecifics, or multi-specifics that target tumor antigens in combination with costimulatory molecules, including TNF-Receptor family members and other activating or inhibitory signaling receptors. We believe the ADAPTIR and ADAPTIR-FLEX platform technologies may prove to have advantages over other immunotherapeutics and other bispecific T-cell engaging technologies. In preclinical studies, we gathered data indicating that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses, a long half-life, and reduced cytokine release compared to other bispecifics targeting the same tumor antigens and CD3. The ADAPTIR and ADAPTIR-FLEX monospecifics, bispecifics, and multi-specifics can be produced using standard manufacturing practices. Further clinical and preclinical studies may not confirm or establish the anticipated benefits of this platform.

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

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

Product Candidates

Our pipeline includes investigational clinical and preclinical stage anti-cancer drug candidates with clinical impact potential for treating both hematologic malignancies, also known as “liquid” tumors, and solid tumor malignancies.

APVO436. a bispecific CD3xCD123 ADAPTIR that is designed to engage CD3 and CD123 to redirect T-cells to destroy leukemia cells expressing the target CD123 molecule on their surface. This antibody-like recombinant protein therapeutic is designed to engage both leukemia cells and T-cells of the immune system and activate T cells only when engaging CD3 to trigger the destruction of leukemia cells. Importantly, CD123 is not only expressed on the leukemic blast cells but is also expressed on leukemic stem cells, differentiating it from other tumor antigens. APVO436 has been engineered using Aptevo's proprietary platform technology and is uniquely designed to reduce the likelihood and severity of cytokine release syndrome (CRS). APVO436 has received orphan drug designation ("orphan status") for acute myeloid leukemia (AML) according to the Orphan Drug Act.

In Part 2 of APVO436-5001 which is the dose expansion of this Phase 1b multi-center study, 5 cohorts of AML patients are being simultaneously enrolled to evaluate up to 90 adult patients. Cohorts include both monotherapy and combination therapy protocols including current standard of care therapies. The Company anticipates using the outcomes from the Phase 1b trial to inform the APVO436 advanced clinical program. A patient who experienced complete remission was reported on November 23, 2021. On February 9, 2022, Aptevo announced that this patient will proceed to transplant. Complete remission and transplant in patients who have failed prior frontline therapy such as this one, are indicators that the patient is making positive clinical progress in fighting this difficult-to-treat disease. The expansion trial is designed to evaluate the safety and tolerability of APVO436 when it is used as an adjunct to the standard of care and as monotherapy, and to obtain a preliminary assessment of the anti-leukemia activity of APVO436 in both modalities.

Overview of Cohorts: 5 cohorts enrolling in parallel at up to 20 trial sites in the U.S. – up to 18 patients per cohort are planned for a total of 90 patients.

Cohort	Cohort Therapy Description
1

Relapsed/refractory AML patients:  Combination therapy in relapsed patients and those with primary refractory AML that failed to respond to frontline standard induction chemotherapy. Patients will be treated with the standard chemotherapy drug cytarabine or the standard chemotherapy triple drug combination MEC (mitoxantrone, etoposide, cytarabine) plus APVO436.

2

Poor prognostic but fit primary or secondary AML patients who are treatment-naïve, in first relapse or with primary refractory disease will receive APVO436 in combination with venetoclax and azacytidine.

3

APVO436 will be administered as monotherapy to AML patients in CR post frontline therapy for consolidation. In addition, patients in first relapse (CR1<1 year) and patients with primary refractory disease will also be enrolled and receive treatment with APVO436.

4	AML patients in first remission with a MRD+ status following standard of care frontline therapy will receive APVO436 in combination with oral azacytidine.
5	AML patients in second remission with MRD+ status will receive APVO436 as a dose intensive monotherapy regimen.

In 2021, the Company completed a Phase 1b open-label, dose-escalation clinical trial in the U.S. evaluating APVO436. Patients received APVO436 by intravenous dosing for up to six 28-day cycles. The objective of the trial was to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436 in AML and MDS patients. Forty-six patients with both AML and MDS were enrolled in the trial. A recent presentation at the American Society of Hematology (ASH) revealed the safety profile and some preliminary efficacy data in a heavily pretreated population. APVO436 was generally well tolerated and two patients with unfavorable cytogenetics and/or adverse risk genomic mutations in the cohorts that received 12 mcg and 18 mcg flat dose achieved a complete remission (CR) as their best overall response. Maximum tolerated dose (MTD) was not reached in this study and 18 mcg is now being tested in a multi-center, multi-cohort expansion trial evaluating a total of 90 patients with AML.

The most common APVO436-related AEs were infusion-related reactions (IRR) occurring in thirteen (28.3%) patients and cytokine release syndrome (CRS) occurring in ten (21.7%). No hematologic DLT was observed in any of the ten dose cohorts. Ten patients experienced twelve episodes of Grade 3 febrile neutropenia and each one of these twelve episodes was reported as not related to APVO436. APVO436-related transient neurotoxicity occurred in five of forty-six patients (10.9%). It was mild with Grade 1 AEs including headache, tremor, dizziness, lethargy, insomnia, memory loss, and confusion. A single case of Grade 3 confusion was encountered on the first day of treatment and resolved within a day. APVO436-associated CRS was generally manageable with standard of care and in most cases it resolved rapidly with the administration of tocilizumab at standard doses combined with dexamethasone. APVO436-related CRS was not required for clinically meaningful responses in R/R AML patients, and it did not affect their survival outcome. Notably patients who developed CRS after APVO436 therapy were not more or less likely to have a favorable response. Among eight AML patients with favorable responses, four experienced a CRS and four did not. APVO436-related CRS was not required for clinically meaningful responses in R/R AML patients, and it did not affect the survival outcome. Prolonged stabilization of disease, partial remissions and complete remissions were achieved in both patients who experienced CRS as well as patients who did not experience CRS after APVO436 infusions. In addition, 3 of 6 evaluable MDS patients developed a marrow CR.

A potential complication associated with treatment using bispecific, T-cell engaging antibodies is a systemic inflammatory syndrome known as Cytokine Release Syndrome. CRS may occur within minutes to hours after infusion of the bispecific T-cell engaging antibody or emerge as a delayed onset complication after several days. Clinical manifestations of CRS may range from mild to severe including hypotension, hypoxia, and uncontrolled systemic inflammatory response with circulatory collapse, vascular leakage, peripheral and/or pulmonary edema, renal failure, cardiac dysfunction, and fatal multiorgan system failure.  Heart failure can also be a consequence of the systemic inflammatory syndrome of CRS.  Another form of systemic inflammation a bispecific T-cell engaging antibody can cause is Hemophagocytic Lymphohistiocytosis (HLH)/Macrophage Activation Syndrome (MAS) which shares many clinical and laboratory features with CRS.  HLH/MAS is considered a form of CRS when it occurs after treatment with a bispecific T-cell engaging antibody.

CRS have occurred in some APVO436 patients, which have been effectively treated using the generally recommended standard CRS treatment, which includes the use of tocilizumab and dexamethasone, combined with standard supportive care. This has been confirmed to be effective in the APVO436 patients that have experienced CRS. Several additional treatments for CRS have recently become available, and we are working with key opinion leaders and site investigators to further optimize our algorithm for addressing CRS.

On November 26, 2019, the FDA granted Orphan Drug Designation for AML to APVO436, which grants us exclusive marketing and development rights, as well as eligibility for market exclusivity upon FDA approval of APVO436.

ALG.APV-527. a novel investigational bispecific ADAPTIR candidate, developed in partnership with Alligator Bioscience AB (Alligator), featuring a novel mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in a number of different types of cancer. 4-1BB, a costimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including mesothelioma, non-small-cell-lung, head and neck, pancreatic, renal, ovarian, prostate, breast, cervical, colorectal, endometrial, and bladder cancers. Aptevo and Alligator plan to file an IND with the FDA in the US in 2022 and to subsequently commence first in human study in the second half of 2022.

APVO603. a preclinical dual agonist bispecific ADAPTIR candidate employing a novel mechanism of action to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family.  Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to more robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the immunosuppressive tumor microenvironment. The targeted co-stimulation of 4-1BB and OX40 has the potential to promote an important immunological cascade, enhancing T-cell activation, prolonging T-cell survival, and improving tumor killing. This product candidate is not dependent on any one tumor antigen and has the potential to treat multiple solid tumors.

APVO442. a novel bispecific candidate based on the ADAPTIR-FLEX platform technology that binds to PSMA with two identical binding domains to PSMA and with one binding domain to CD3 with reduced binding affinity. This candidate was designed to increase biodistribution of drugs to PSMA positive tumors for treatment of prostate cancer. The low-affinity single binding domain to CD3 has the potential to allow for increased concentrations at the tumor due to possibly reducing absorption of the drug by circulating peripheral T cells.  Preclinical studies have been completed demonstrating in vitro RTCC that is directed to PSMA bearing tumor cell lines in vitro and in vivo animal models.

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

APVO436: We anticipate that APVO436 would compete with other agents targeting CD123 that are in development if they are also approved. Bispecifics in development targeting CD123 include: flotetuzumab (formerly MGD006, Macrogenics), and JNJ-63709178 (Janssen). There are numerous CAR-T therapies in development: CART123 (University of Penn.), CARTCD123 (NCI/City of Hope), UCART123 (Cellectis), MB-102 (Mustang Bio) and several others in development in China. Other competitive products targeting CD123 are: tagraxofusp (formerly SL-401, an antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), CSL362 (monoclonal antibody, CSL/Janssen) and IMGN632 (ImmunoGen and Jazz Pharmaceuticals).

ALG.APV-527:  This asset targets 4-1BB in a bispecific format when cross-linked with the tumor antigen 5T4.  We anticipate that ALG.APV-527 would compete with bispecifics targeting 5T4 and 4-1BB, which are currently in preclinical development (Crescendo Biologics). Bispecific in the clinic targeting 5T4 include GenMab and Abbvie’s (GEN1044), a 5T4 x CD3 DuoBody, in Phase 1/2 trials. In addition, other competitors include bispecifics targeting 4-1BB in combination with other targets such as 4-1BB x FAP (FAP is expressed on tumor associated stomal fibroblasts).  4-1BB x FAP is currently in phase 1 clinical development by Molecular Partners and Amgen (AMG506) and Hoffmann-La Roche (RO7122290) for treatment of advanced solid tumors. Another bispecific targets 4-1BB x HER (Cinrebafusp Alfa, PRS343) which is in phase 2 clinical development by Pieris for treatment of HER2+ solid tumors.

Furthermore, we face significant competition in the oncology market in general, including from: AbbVie Inc., ABL Bio, Aduro, Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Bicycle Therapeutics, Biogen Idec Inc., Boehringer Ingelheim GmbH, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, I-Mab Biopharma, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Novartis International AG, Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. Additionally, there may be other potential competitors or companies developing competitive products that may not be known to us at this time.

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

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property and will continue to do so. We own or exclusively license the patents and patent applications in our patent portfolio that support the ADAPTIR-FLEX platform, ADAPTIR platform and pipeline products with the exception of certain cell line rights and other research tools, which we license on a non-exclusive basis. We practice patent life cycle management by filing patent applications to protect new inventions relating to meaningful improvements to our products and related methods. We primarily seek patent protection for inventions that support our products and product candidates, but from time to time, we may seek patent protection for inventions that could, for instance, support a potential business opportunity or block a competitor from designing around our existing patents.

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

The initial version of the ADAPTIR platform technology was originally developed by Trubion Pharmaceuticals, Inc. (Trubion) prior to its acquisition by Emergent BioSolutions Inc (Emergent). A patent family supporting use of unique linkers in the homodimer (a molecule consisting of two identical halves) version of the ADAPTIR platform was invented jointly by Trubion and Wyeth Pharmaceuticals, Inc. (Wyeth) as part of a collaboration between the two companies. Wyeth assigned the rights it had in that platform patent family to Trubion. We subsequently received the rights to the platform patent family upon our spinoff from Emergent.

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

ADAPTIR-FLEX, our heterodimer platform, is covered by patent application under the Patent Cooperation Treaty (PCT) that we filed in 2021. The PCT patent application allows us to file patent applications in PCT member state countries including, for instance, the United States, Europe, Japan, China, Australia, and Canada. If patents claiming priority to the pending ADAPTIR-FLEX patent application are issued, the resulting patents are estimated to expire in 2041.

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

Preclinical Therapeutic Candidates. We routinely file United States provisional patent applications and/or Patent Cooperation Treaty (PCT) patent applications on our preclinical therapeutic assets when we believe we have sufficient data to support a patent application filing.  Aptevo owns pending patent applications, for instance, which support its APVO603 and APVO442 therapeutic candidates.

Trademarks owned by Aptevo Therapeutics Inc. and its subsidiaries. Where possible, we pursue registered trademarks for our marketed products in significant markets. We own trademark registrations and pending applications for the marks: APTEVO THERAPEUTICS, APTEVO BIOTHERAPEUTICS, APTEVO RESEARCH AND DEVELOPMENT, the Aptevo logo, ADAPTIR, and ADAPTIR-FLEX in relevant jurisdictions.

REGULATION

Regulations in the United States and other countries have a significant impact on our product development, manufacturing, and marketing activities. Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products. In addition, sponsors of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates biopharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations. FDA’s requirements and expectations with respect to product development are constantly evolving. By example, in light of the ongoing COVID-19 pandemic, the FDA issued a number of guidance documents to assist companies navigating COVID-19, product development, and manufacturing.

Product Development for Therapeutics

Preclinical Testing. Before beginning testing of any compounds with potential therapeutic value in human subjects in the United States, stringent government requirements for preclinical data must be satisfied. Preclinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation, as well as its chemistry, pharmacology, and toxicity. We perform preclinical testing on all of our product candidates before we initiate any human trials.

Investigational New Drug Application. Before clinical testing may begin, the results of preclinical testing, together with manufacturing information, analytical data and any other available clinical data or literature, must be submitted to the United States Food and Drug Administration, or FDA, as part of an Investigational New Drug Application, or IND. The sponsor must also include an initial protocol detailing the first phase of the proposed clinical investigation, together with information regarding the qualifications of the clinical investigators. The provided data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

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

•

Phase 1 clinical trials test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion, structure activity relationships, mechanism of action, and clinical pharmacology and, if possible, for early evidence regarding efficacy. Phase 1 studies may be conducted in healthy human volunteers or patients with the target disease or condition. Phase 1a is typically a dose escalation trial. Phase 1b may involve cohort expansion at one or more dose levels combinations, or in different population to determine the recommended Phase 2 dose and strategy.

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

Good Clinical Practice. All of the phases of clinical studies must be conducted in conformance with the FDA’s Good Clinical Practices (GCPs) or equivalent standards from comparable foreign regulatory authorities, which are ethical and scientific quality standards for conducting, recording and reporting clinical trials to assure that the data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected. GCPs include requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. In addition, an Institutional Review Board, or IRB, at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to FDA for review, and to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

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

Marketing Approval - Biologics

Biologics License Application. All data obtained from a comprehensive development program, including research and product development, manufacturing, preclinical and clinical trials, labeling and related information are submitted in a biologics license application, or BLA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In most cases, the submission of a marketing application is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances.  By example, product candidates that are designated as orphan products, which are further described below, are not subject to application user fees unless the application includes an indication other than the orphan indication.

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

Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. On November 26, 2019 FDA granted Orphan Drug Designation to APVO436, a bispecific antibody candidate intended for the treatment of acute myelogenous leukemia (AML). APVO436 is currently being evaluated in a Phase 1b clinical trial in patients with AML and myelodysplastic syndrome (MDS).

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

Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list their manufactured products, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. Manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.  Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Regulation in the European Union. Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (“CTR”) repealed the Clinical Trials Directive 2001/20/EC, as amended (“CTD”) on January 31, 2022, subject to a three-year transition period. The CTR makes it possible within the EU for sponsors to submit a single harmonized electronic submission via a single online platform known as the Clinical Trials Information System (“CTIS”) for approval to conduct a clinical trial in several European countries and have a single assessment process for clinical trials conducted in multiple member states. Under the CTR, sponsors can use the CTIS from January 31, 2022 but are not obliged to use it immediately, in line with a three-year transition period.  Sponsors may use CTIS to apply to conduct a clinical trial under the CTR or may choose to apply to conduct a trial under the CTD until January 30, 2023.  From January 31, 2023, sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA.  From January 31, 2025, any trials approved under the CTD that continue running will need to comply with the CTR and their sponsors must have recorded information on such trials in CTIS.

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

In addition, as part of the Affordable Care Act, the federal government enacted the Physician Payment Sunshine Act. Manufacturers of drugs biologics and devices that are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program are required to annually report to CMS payments and transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership or investment interest held by physicians and their family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives).

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

HUMAN CAPITAL

Employees and Office Location

Aptevo employed 54 full-time persons as of December 31, 2021. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationships with our employees are positive.

Our principal executive offices are located at 2401 4th Ave., Suite 1050, Seattle, Washington 98121. Our telephone number is (206) 838-0500.

Corporate Values

Leading by our core values unifies Aptevo and enables every employee to be an agent of positive culture. We believe that our success depends on creating an environment that is personally and professionally rewarding and creating opportunities for personal and professional development. These values, which are the foundation of our Company culture, are:

•	Empowerment
•	Ownership
•	Professionalism

We consider these values to be an integral part of our corporate goal setting and review process. We believe in empowering our employees and consider them as owners of the business. We treat each other with respect and maintain a high level of professionalism and accountability. Our Board of Directors and executive team continues to monitor and focus on our human capital resources to ensure we live by our core values.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (DEI) is of great importance to our culture, day-to-day operations, and future success. Aptevo is an equal opportunity employer, and we are committed to fostering DEI within our work environment and beyond. We believe DEI promotes our business growth, drives innovation in the therapeutic product candidates we develop, and in the way we solve problems. Our efforts are focused on hiring and retaining qualified candidates, and promoting a supportive and inclusive working environment for all of our employees. The Company is resolute on its commitment to the development and fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients. As of December 31, 2021, 55% of our workforce and 44% of our leadership (at the Director level and above) were female. In addition, 44% of our workforce and our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

Recruiting and Retention

We invest in resources to recruit, develop, and retain the talent needed to achieve our business goals. We believe in supporting our employees to reach their full potential and strive to promote internally. We have been successful in attracting and retaining talented personnel to support our business, though competition for personnel in our industry is intense.

Compensation and Benefits

Our compensation packages are designed to attract and retain talent, drive Company performance and achieve business goals. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. We also offer an annual cash incentive program and long-term equity incentive plans designed to assist in attracting, retaining, and motivating employees and promoting the creation of long-term value for stockholders. Further, all employees are eligible for health insurance and other health benefits, paid and unpaid leaves, retirement benefits with Company match, and life and disability coverage/insurance. We have an unlimited paid time off policy that provides employees with considerable flexibility in scheduling time away from work.

Health & Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2021 in light of the COVID-19 global pandemic. The Company adjusted its working environment and operations since the onset of the COVID-19 global pandemic to ensure only essential employees, which mainly include our research and development team, worked onsite, and transitioned all non-essential employees to remote work. We equipped our employees working remotely with necessary equipment and tools to continue to collaborate and remain productive. To ensure health and safely of on-site employees, we provided them with necessary personal protective equipment and implemented new safety procedures, including social distancing while in the office, and wearing masks while on site.

Additionally, we have an Environmental, Health and Safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance work safety. Importantly, during the COVID-19 pandemic, our continuing focus on safe work practices has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

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

In addition, all disclosures that are required to be posted by applicable law, the rules of the SEC or the Nasdaq listing standards regarding any amendment to, or waiver of, our code of business conduct and ethics are available free of charge on our website. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, investor deck, SEC filings and public conference calls and webcasts. We have included our website address as an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference into, this Annual Report on form 10-K.

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
•

Our future cash flow will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone and royalty payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

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

•

The results of our current and planned preclinical studies and clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Results from early-preclinical studies and clinical trials may not be predictive of results from later-stage or other trials and interim or top line data may be subject to change or qualification based on the complete analysis of data.

•

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified that could delay, prevent, or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

•

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
•

Our future income will depend, in part, on the ability of Medexus Pharmaceuticals Inc. (Medexus) to successfully further develop, market and commercialize IXINITY, resulting in milestone payments and deferred payments to the Company by Medexus.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

We have experienced significant operating losses and we may not achieve profitability in the future. For the years ended December 31, 2021 and 2020, we had net losses of $28.5 million and $17.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $214.1 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, Credit Agreement with MidCap Financial (Credit Agreement), our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in February 2022 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2021, we had cash, cash equivalents, and restricted cash in the amount of $46.3 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436, develop additional products, support commercial marketing activities, or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make further reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to further delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY;
•	whether and to what extent future proceeds are received under our Royalty Purchase Agreement with HCR;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;

•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results, and costs of our development activities;
•	clinical development costs, timing, and other requirements to complete dosing of Phase 1b clinical trial for APVO436, as well as future clinical trials; and
•	the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Future issuances of common stock may include (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler & Co entered into in December 2020, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into in February 2022, and (iii) the issuance of up to 350,589 remaining outstanding shares of common stock as of December 31, 2021 upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture all clinical trial materials for our product candidates.

Actions of activist stockholders against us have been and could be disruptive and costly and may cause uncertainty about the strategic direction of our business.

Stockholders have in the past and may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, on February 9, 2021, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors or management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments and deferred payments to the Company by Medexus.

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  After that, the royalty rate will increase to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to the effect of the ongoing COVID-19 pandemic on the current and future environment for clinical development and regulatory approval, Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future deferred payments from Medexus. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

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

Our future cash flow will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone and royalty payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2022, 2023, and 2024 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter. The Company received a $10 million milestone payment in March 2022 and incurred $0.5 million in transaction costs. The proceeds from the milestone, net of transaction costs, will be recorded as additional liability related to sale of future royalties on the balance sheet in the first quarter of 2022. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2023 and 2024.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our General Counsel, SoYoung Kwon, our VP of Finance, Daphne Taylor, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Moreover, we have recently experienced increased levels of attrition. On August 25, 2021, Jane Gross, resigned as the Chief Scientific Officer of the Company effective September 17, 2021 and transitioned into a consulting relationship with the Company through December 31, 2021. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. Due to our equity plan proposal not receiving stockholder approval at the Company’s annual meeting in 2021, we may not have sufficient equity available to attract and retain qualified personnel. In addition, we have experienced and may experience an impact on the health of key personnel due to the ongoing COVID-19 pandemic.

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

We completed a Section 382 study and experienced an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), the tax benefits of our pre-“ownership change” net operating loss carryforwards and certain other tax attributes will be subject to annual limitation under Sections 382 and 383 of the Code, none of which permanently limits our federal tax attributes assuming sufficient income.

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

As of December 31, 2021, we had approximately $159.6 million and $70.3 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the usage of such federal net operating losses is limited. We completed an IRC Section 382 study on our federal tax attributes and determined that the annual utilization of federal net operating loss carryforwards is limited. It is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization assuming sufficient income.

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

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, results of operations, liquidity and cash flows.

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or increasing escalation of conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

Product Development Risks

The results of our current and planned preclinical studies and clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Results from early-preclinical studies and clinical trials may not be predictive of results from later-stage or other trials and interim or top line data may be subject to change or qualification based on the complete analysis of data.

We are very early in our clinical trial with APVO436 and clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our APVO436 clinical trial are open-label studies and conducted at a limited number of clinical sites on a limited number of patients.  An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo.  Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates.

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

We may not be able to file investigational new drug applications, or INDs, or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect to submit an IND for ALG.APV-527 to the FDA in 2022, however, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in the commencement, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, APVO436 has received orphan drug designation for AML and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. In addition, the global outbreak of the COVID-19 pandemic makes it more difficult to initiate studies and enroll patients and the process of finding and diagnosing eligible patients under these conditions may prove costly.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the design of the clinical trial, including the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experiences;
•	our ability to obtain and maintain patient consents;
•	the ability to monitor patients adequately during and after treatment;
•	reporting of preliminary results of any of our clinical trial sites;
•	the proximity and availability of clinical trial sites for prospective patients; and
•	factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability, such as the ongoing COVID-19 pandemic.

Our inability to enroll a sufficient number of patients for clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delays in the availability of preliminary or final results, and delays to commercially launching our product candidates, if approved, which may cause the value of our company to decline and limit our ability to obtain additional financing.

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified that could delay, prevent, or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of any of our product candidates, either when used alone or in combination with other approved or investigational therapies, could cause us or regulatory authorities to interrupt, delay or halt our development activities and manufacturing and distribution operations and could result in a more restrictive label, the imposition of a clinical hold, suspension, distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

As we continue developing our product candidates and conduct clinical trials of our product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, the FDA or comparable foreign regulatory authorities could suspend or terminate a clinical trial or deny approval of our product candidates. Furthermore, we may to evaluate our product candidates in combination with approved and/or experimental therapies. These combinations may have additional or more severe side effects than caused by our product candidate as monotherapies. The uncertainty resulting from the use of our product candidate in combination with other therapies may make it difficult to accurately predict side effects or efficacy in potential future clinical trials. If our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences may result, including:

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

Any of these events could prevent us from achieving or maintaining market approval and acceptance of the affected product candidate, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our products and materially harm our business and results of operations.

We depend on third parties to conduct our clinical and non-clinical trials. If these third parties do not effectively  carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Dirk Huebner is providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Huebner and these other third parties for successful execution of our clinical and preclinical trials, but we do not exercise day to day control over their activities.

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

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of third-party suppliers for our product candidates. Accordingly, our ability to develop and deliver products in a timely and competitive manner and to enable us to conduct our development programs depends on our third-party manufacturers being able to continue to meet our ongoing clinical trial needs and perform their contractual obligations. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product or component for commercial sale or for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. These third-party facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to an alternate supplier in a timely fashion if at all. The addition of a new or alternative manufacturer may also require FDA approvals and may have a material adverse effect on our business.

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

We have in the past and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA or non-U.S. regulatory authorities may not accept data from such trials in the development or approval of our product candidates in those jurisdictions.

We have in the past and may in the future conduct clinical trials outside the U.S. and the FDA and foreign regulatory authorities may not accept those data in support of the further development or approval of our product candidates. The acceptance of trial data from clinical trials conducted outside the United States by the FDA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need to conduct additional trials beyond those we have planned, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving marketing approval for commercialization in the applicable jurisdiction.

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

A key element of our strategy is to expand our product pipeline of immunotherapeutics based on our ADAPTIR and ADAPTIR-FLEX platform technologies. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multi-specific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in monospecific, bispecific, and multi-specific ADAPTIR and ADAPTIR-FLEX therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

We face and will continue to face substantial competition and our failure to effectively compete may prevent us from achieving significant market penetration for our product candidates, if approved.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Chinook Therapeutics, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Teneobio, Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•

On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. On January 20, 2021, Joe Biden was sworn in as the U.S. president, and the Democratic Party obtained an equal number of seats in the U.S. Senate as the Republican Party, as well as maintained control of the U.S. House of Representatives. Many expect that the Biden administration will pursue stronger healthcare consumer protections, and it may act to overturn some of the prior Trump administration initiatives; however, the legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the Biden administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, non-clinical studies, non-clinical testing, and clinical trials prior to seeking regulatory approval, and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

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

•

the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the CMS, certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Effective January 1, 2022, applicable manufacturers are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and,

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to healthcare providers and entities; and state, local and foreign laws and industry codes that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or entities, or marketing expenditures.

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

If approved, our products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing any of our products, if approved, our products may become subject to competition from such biosimilars, which would impair our ability to successfully commercialize and generate revenues from sales of such products.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.11 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the war in Ukraine. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

In the event that coverage under our directors’ and officers’ liability insurance is reduced or terminated as a result of the ownership change or otherwise, our indemnification obligations and limitations of our directors’ and officers’ liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. In the past, we were an emerging growth company and availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we will no longer avail ourselves of this exemption since we ceased to be an emerging growth company since August 2021. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, as discussed above, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others, intentionally or unintentionally—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

If a breach of our information technology systems occurs, we may incur additional costs related to repairing or rebuilding our internal systems, complying with breach notification laws, defending legal claims or proceedings, responding to regulatory actions, incurring penalties, and paying damages. Moreover, it may be determined that as a result of such a breach there was a material weakness or significant deficiency in our internal controls or other failure of our control environment.  If such a breach occurs, it may have a material adverse effect on our business, results of operations, and financial condition, and it may also negatively impact our reputation.

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

Holders of Common Stock

As of March 24, 2022, there were 162 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2021.

Item 6. [Reserved]

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

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates that are capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide the foundation for the establishment of effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage prototype product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets in a novel manner to produce unique signaling responses and ultimately kill tumors or modulate the immune system to kill tumors.

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities.  We have developed preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

Recent Developments

Announced results from the Phase 1b dose escalation trial evaluating lead drug candidate, APVO436, for the treatment of AML and MDS.  Results showed:

•	APVO436 exhibited a favorable safety profile with acceptable tolerability and generally manageable drug-related adverse events.
•

Promising clinical activity was observed in 11 of 40 patients (27.5%) evaluable for efficacy.  This included two complete remissions in patients with AML and three complete marrow responses in patients with MDS.

Initiated the dose expansion part of the APVO436 Phase 1b trial, evaluating adult patients with acute myeloid leukemia (AML) in a multi-center, multi-cohort study of up to 90 patients who will receive APVO436 in combination and monotherapy.

Published three articles in two peer-reviewed publications, Cancers and Frontiers in Medicine, discussing APVO436 data.  Results were also presented at the American Society of Hematology annual meeting in November 2021.

Announced that a high-risk AML patient treated with a combination of chemotherapy plus APVO436 achieved a complete remission after one cycle of therapy.  The chemotherapy regimen included the standard leukemia drugs Mitoxantrone, Etoposide, and Cytarabine. The patient tolerated treatment without evidence of overt toxicity. More recently, Aptevo reported that this patient will proceed to transplant.

Solidified plans with Alligator Bioscience to submit an IND for ALG.APV-527 in the second half of 2022 to evaluate the compound for the treatment of multiple solid tumor types.

•

Aptevo will investigate the initial differentiating benefits of ALG.APV-527 to induce stronger and more tumor-directed T cell activity with the potential for improved safety and efficacy than existing 4-1BB monoclonal antibody treatments.

Received $35 million on March 30, 2021 from its sale of the right to royalty payments made by Pfizer with respect to net sales of RUXIENCE to an entity managed by HCR.

Earned a $10 million milestone payment related to 2021 sales of RUXIENCE under the terms of its royalty purchase agreement with HCR. Received the proceeds from the milestone payment in March 2022, which will be used to pay down our MidCap Financial term loan to $5 million, further strengthening the Company’s balance sheet.

On November 22, 2021 and November 26, 2021, Tang filed statements on Schedule 13D/A to report that Tang had sold 1,760,000 shares of our common stock. The shares sold represented Tang’s entire ownership position in the Company at that time and as of the date hereof we believe that Tang no longer holds any of our shares of issued and outstanding common stock.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For the years ended December 31, 2021 and 2020, we had net losses of $28.5 million and $17.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $214.1 million.

Royalty Revenue

For the years ended December 31, 2021 and 2020, we recorded royalty revenue of $12.3 million and $4.3 million, respectively. The royalty revenue relates to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-owned subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. We maintain our rights under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments purchased by HCR. Due to our continuing involvement under the Definitive Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and development activities, including conducting non-clinical studies and clinical trials, fees to professional service providers for analytical testing, consulting costs, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses include:

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

Our research and development expenses by program for the years ended December 31, 2021 and 2020 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2021	2020	Change
Clinical programs:
APVO436	$5,323	$4,791	$532
Other	(223)	242	(465)
Total clinical programs	5,100	5,033	67

Preclinical program, general research and discovery	13,894	12,819	1,075
Total	$18,994	$17,852	$1,142

Research and development expenses increased by $1.1 million, to $19.0 million for the year ended December 31, 2021 from $17.9 million for the year ended December 31, 2020. The increase is due to higher spending on consulting services for our APVO436 clinical trial as we continue to advance that trial and increased spending on analytical analysis for our preclinical programs, including ALG.APV-527, APVO603, and APVO442. Further, we have now started dosing in our Phase 1b Expansion program for our APVO436 clinical trial.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2021, general and administrative expenses increased by $0.7 million, or 5%, to $14.7 million from $14.0 million for the year ended December 31, 2020. This increase was primarily due to higher costs related to responding to stockholder activism matters and higher employee costs.

Other Expense, Net

Other expense consists primarily of costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt. Other expense, net was $8.0 million for the year ended December 31, 2021 and $3.4 million for the year ended December 31, 2020. This increase is primarily due to interest expense and accrued exit fees for the MidCap Credit Agreement, as well as non-cash interest expense for the Royalty Purchase Agreement.

Discontinued Operations

The accompanying consolidated financial statements include discontinued operations from two separate transactions: the sale of hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to collection of certain accounts receivable, and the sale of Aptevo BioTherapeutics in 2020.

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2021	2020
Loss from operations	$—	$(1,582)
Gain on sale of Aptevo BioTherapeutics	—	14,338
Gain on contingent consideration from Saol	460	—
Deferred payment from Medexus	491	417
Income from discontinued operations	$951	$13,173

Income from discontinued operations was $1.0 million for the year ended December 31, 2021 and $13.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, we collected $0.5 million related to the sale of hyperimmune business to Saol as a result of the collection of certain accounts receivable and deferred payment of $0.5 million received from Medexus related to IXINITY sales. For the year ended December 31, 2020, we recognized net income from discontinued operations totaling $13.2 million. This included the gain on the sale of Aptevo BioTherapeutics of $14.3 million, net operating losses from Aptevo BioTherapeutics of $1.6 million related to the period prior to the sale on February 28, 2020, and $0.4 million deferred payment from Medexus related to IXINITY sales.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for year ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(21,679)	$(29,318)
Investing activities	(713)	28,032
Financing activities	26,161	23,874
Increase in cash and cash equivalents	$3,769	$22,588

Net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net operating loss of $28.5 million and changes in working capital accounts. Net cash used in operating activities for the year ended December 31, 2020 was primarily due to our net operating loss of $17.8 million, the gain on sale of Aptevo BioTherapeutics of $14.3 million, and changes in working capital accounts.

Net cash used in investing activities for the year ended December 31, 2021 was primarily due to purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2020, was primarily due to the cash received from the sale of Aptevo BioTherapeutics, net of transaction fees.

Net cash provided by financing activities for the year ended December 31, 2021, was primarily due to $35.0 million received from Royalty Purchase Agreement, $10.2 million received from the common stock sold to Lincoln Park, offset by the $10.5 million partial repayment of the MidCap Financial term loan and the $8.6 million repayments under liability related to sale of future royalties. Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to $21.2 million received from the exercises of warrants and common stock, and proceeds of $24.7 million from the credit agreement we entered into with MidCap Financial on August 5, 2020, which was offset by the $22.1 million repayment of long-term debt in the first quarter of 2020.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into Royalty Purchase Agreement with HCR pursuant to which we sold HCR the right to receive royalty payments made by Pfizer in respect to net sale of RUXIENCE. Under the Royalty Purchase Agreement, we received $35 million at closing and incurred $1.1 million in transaction costs. We are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on achievement of sales milestones in 2022, 2023, and 2024. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter. The Company received $10 million milestone payment in March 2022 and incurred $0.5 million in transaction costs. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestone in 2023 and 2024.

IXINITY Royalty Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. As consideration for the sale, Aptevo received $30 million in cash at closing. In addition to the payment received at closing, the Company receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones from Medexus in the future. For the year ended December 31, 2021, Aptevo received $0.5 million from Medexus related to IXINITY sales.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement for the year ended December 31, 2021.

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

Purchase Agreement

On December 20, 2018, we entered into a Purchase Agreement, and a Registration Rights Agreement with Lincoln Park Financial LLC (Lincoln Park). Pursuant to the Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC.

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00. In addition, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of our common stock exceeds certain threshold prices as set forth in the Purchase Agreement. For the year ended December 31, 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares over three-year period. Our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park expired in March 2022.

On February 16, 2022, the Company entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Under the new Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. The purchase price per share will be based off of prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company agreed to issue 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

For the year ended December 31, 2021, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of December 31, 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, proceeds from issuance of our common stock pursuant to our 2018 Purchase Agreement with Lincoln Park, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $28.5 million and $17.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. We had cash and cash equivalents of $45.0 million, restricted cash of $1.3 million, and an accumulated deficit of $214.1 million as of December 31, 2021.

For the year ended December 31, 2021, net cash used in our operating activities was $21.7 million.

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

Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones from HCR, which are based on global net sales of RUXIENCE, due to the effects of the COVID-19 pandemic, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, the Investment Amount and Milestone Amounts related to the Royalty Purchase Agreement with HCR, Purchase Agreement with Lincoln Park, the cash to be generated from future IXINITY deferred payments, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the Credit Agreement with MidCap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this filing of this Annual Report on Form 10-K.

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

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Once we begin participation in the Beat AML Master Clinical Trial, our purchase obligation for the Beat AML Master Clinical Trial may total up to $8.1 million over four years. As of December 31, 2021, we have not begun participation in the Beat AML Master Clinical Trial and we do not currently intend to participate under the current trial design. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice. We may re-assess our participation in the master clinical trial as Part 2 (expansion phase) of our Phase 1b APVO436 clinical trial progresses.

On August 5, 2020, we entered into a new Credit and Security Agreement (Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Additionally, the Company will use the $10 million milestone payment received on March 8, 2022, pursuant to our Royalty Purchase Agreement with HCR to pay down the outstanding principal down to $5 million. The Company’s Credit Agreement currently references LIBOR. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Pursuant to the Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2022, 2023, and 2024. The Company received $10 million milestone payment in March 2022 and incurred $0.5 million in transaction costs. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestone in 2023 and 2024. We accounted for the Royalty Purchase Agreement with HCR, including future milestone payments to be received, as a debt-like instrument within the scope of ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

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

Critical Accounting Policies, and Significant Judgments, and Estimates

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

Non-Cash Interest Expense and Liability Related to Sale of Future Royalties

The Company accounted for the Royalty Purchase Agreement with HCR, including future milestone payments to be received, as a debt-like instrument within the scope of ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income. We recorded the proceeds from the Royalty Purchase Agreement as a liability related to the sale of future royalties, net of transaction costs, and amortized the balance using the effective interest method. To determine the amortization of the liability, the Company estimates the total amount of future net royalty payments over the life of the arrangement. The total amount of net royalty payments over the life of the arrangement, less the net proceeds received, will be recorded as non-cash interest expense over the life of the arrangement using the effective interest method. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the net royalty payments received by HCR and changes in the Company’s royalty forecasts. The Company engages third party consultant services in estimating total future net royalty payments and continually assesses the effective interest rate by comparing projected net royalty payments to actual and adjusts the effective interest rate retrospectively. Future milestone payments will be recorded as additions to the liability related to the sale of future royalties, net of transaction costs. While we believe our estimates are reasonable, actual net royalty payments may be different than our projections. Historically, differences between estimated and actual net royalty payments have not been material.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of our preclinical studies and all of our clinical studies have been performed by third-party contract research organizations (CRO). We review the activities performed by the CROs each period. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Non-Cash Interest Expense and Liability Related to Sale of Future Royalties

As described in Note 8, on March 30, 2021, the Company entered into a royalty purchase agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR), through which the Company sold the right to receive royalty payments made by Pfizer Inc. related to the global net sales of RUXIENCE. The Company received $35 million at the closing of the agreement and is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of RUXIENCE sales milestones in 2022, 2023, and 2024 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the amount paid at closing plus

Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter. The proceeds received from HCR were recorded as a debt financing, net of transaction costs, which are amortized over the estimated life of the arrangement using the effective interest method. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by HCR over the life of the arrangement. The total amount of future royalty payments received by HCR under the Royalty Purchase Agreement, less the net proceeds paid to the Company, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method.

We identified the estimation of the non-cash interest expense and the liability related to the Royalty Purchase Agreement as a critical audit matter. There was significant judgment by management when developing the estimate of the timing and amount of future royalties to be paid and the implied effective interest rate in the arrangement. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s estimate of the expected future royalties to be paid and the implied effective interest rate, including significant assumptions of future royalty sales by Pfizer Inc. which is reported to the Company on a quarterly basis.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s significant accounting policies related to the Royalty Purchase Agreement and the application of the relevant accounting guidance.

•	Vouching cash payments received from HCR to the Company during the year and through issuance of the consolidated financial statements.

•

Obtaining management’s forecast of future royalty sales by Pfizer Inc, including projections provided by a third-party specialist. Evaluating the competency, expertise, and methodology used by such specialist.

•	Evaluating the reasonableness of significant assumptions used by management when developing the estimate of expected future royalties to be paid, including future revenue royalty sales of Pfizer Inc.

•	Performing a retrospective review of historical projected royalty sales to actual results for reasonableness.

•	Evaluating the appropriateness of management’s method used to estimate the implied effective interest rate and the resulting non-cash interest expense and liability recognized.

•	Testing and recalculating the effective interest rate, non-cash interest expense, and the classification of the short-term and long-term liability on the consolidated balance sheet.

/s/ Moss Adams LLP

Seattle, Washington

March 24, 2022

We have served as the Company’s auditor since 2020.

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$45,044	$39,979
Restricted cash	1,259	2,555
Royalty receivable	3,664	2,369
Prepaid expenses	1,823	2,228
Other current assets	780	133
Total current assets	52,570	47,264
Property and equipment, net	2,379	2,815
Operating lease right-of-use asset	1,584	2,722
Other assets	68	746
Total assets	$56,601	$53,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,462	$5,583
Accrued compensation	2,077	2,757
Liability related to the sale of future royalties, net - short-term	15,465	-
Current portion of long-term debt	11,667	5,000
Other current liabilities	2,086	1,199
Total current liabilities	34,757	14,539
Liability related to the sale of future royalties, net - long-term	15,580	-
Loan payable - long-term	3,707	20,054
Operating lease liability	1,341	2,360
Total liabilities	55,385	36,953

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,898,143 and 4,410,909 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	47	46
Additional paid-in capital	215,232	202,154
Accumulated deficit	(214,063)	(185,606)
Total stockholders' equity	1,216	16,594
Total liabilities and stockholders' equity	$56,601	$53,547

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
Royalty revenue	12,292	4,309
Operating expenses:
Research and development	(18,994)	(17,852)
General and administrative	(14,698)	(13,951)
Loss from operations	(21,400)	(27,494)
Other expenses:
Other expense from continuing operations, net	(8,008)	(1,325)
Loss on extinguishment of debt	—	(2,104)
Net loss from continuing operations	(29,408)	(30,923)
Discontinued operations:
Income from discontinued operations	951	13,173
Net loss	$(28,457)	$(17,750)

Net loss from continuing operations per share	$(6.27)	$(9.12)
Net income from discontinued operations per share	$0.20	$3.88
Basic and diluted net loss per basic share	$(6.07)	$(5.23)
Weighted-average shares used to compute per share calculations	4,687,952	3,390,919

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020
Operating Activities
Net loss	$(28,457)	$(17,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,643	1,255
Depreciation and amortization	1,144	1,406
Loss on disposal of property and equipment	4	—
Gain on sale of Aptevo BioTherapeutics	—	(14,338)
Loss on extinguishment of debt	—	2,104
Non-cash interest expense and other	6,642	411
Changes in operating assets and liabilities:
Royalty receivable	(1,295)	(2,369)
Prepaid expenses and other current assets	436	(1,112)
Operating lease right-of-use asset	1,138	1,025
Accounts payable, accrued compensation and other liabilities	(1,915)	(702)
Long-term operating lease liability	(1,019)	(967)
Change in assets and liabilities held for sale	—	1,719
Net cash used in operating activities	(21,679)	(29,318)
Investing Activities
Purchases of property and equipment	(713)	(88)
Cash received from sale of Aptevo BioTherapeutics	—	28,120
Net cash (used in) provided by investing activities	(713)	28,032
Financing Activities
Proceeds from other long-term obligations, net of issuance costs	—	24,731
Payments of long-term debt, including exit and other fees	(10,550)	(22,104)
Repayments under liability related to sale of future royalties	(8,627)	—
Proceeds from sale of future royalties	35,000	—
Transaction costs from sale of future royalties	(1,100)	—
Proceeds from exercises of stock options	220	23
Proceeds from exercises of warrants	985	21,235
Proceeds from common stock issued pursuant to the Lincoln Park Purchase Agreement	10,233	—
Payment of tax liability for vested equity awards	—	(11)
Net cash provided by financing activities from continuing operations	26,161	23,874
Increase in cash, cash equivalents, and restricted cash	3,769	22,588
Cash, cash equivalents, and restricted cash at beginning of period	42,534	19,946
Cash, cash equivalents, and restricted cash at end of period	$46,303	$42,534

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,234,231	$45	$179,653	$(167,856)	$11,842
Cancellation of fractional shares arising from reverse stock split	(1,421)	—	—	—	—
Proceeds from exercise of stock options	2,158	—	23	—	23
Proceeds from exercise of warrants	1,166,735	1	21,234	—	21,235
Common stock issued upon vesting of restricted stock units	9,206	—	(11)	—	(11)
Stock-based compensation	—	—	1,255	—	1,255
Net loss for the period	—	—	—	(17,750)	(17,750)
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	26,082	—	218	—	218
Proceeds from exercise of warrants	54,105	—	984	—	984
Common stock sold pursuant to the Lincoln Park Purchase Agreement	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	1,643	—	1,643
Net loss for the period	—	—	—	(28,457)	(28,457)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216

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

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. As a result of the transaction, Medexus obtained all right, title and interest to the IXINITY® product and the related Hemophilia B business and intellectual property. In addition, Aptevo BioTherapeutics personnel responsible for the sale and marketing of IXINITY also transitioned to Medexus as part of the transaction. Aptevo BioTherapeutics met all the conditions to be classified as a discontinued operation, since the sale of Aptevo BioTherapeutics represented a strategic shift that will have a major effect on the Company’s operations and financial results. Aptevo will not have further significant involvement in the operations of the discontinued Aptevo BioTherapeutics business. The operating results of Aptevo BioTherapeutics are reported as income (loss) from discontinued operations, in the consolidated statements of operations for all periods presented. The gain recognized on the sale of Aptevo BioTherapeutics is presented in income from discontinued operations in the consolidated statement of operations. See Note 2 – Discontinued Operations for additional information

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, and satisfaction of liabilities, and commitments in the normal course of business. For the year ended December 31, 2021, we had a net loss $28.5 million. We had an accumulated deficit of $214.1 million as of December 31, 2021. For the year ended December 31, 2021, net cash used in our operating activities was $21.7 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the Investment Amount and Milestone Amounts related to Royalty Purchase Agreement with HCR, Purchase Agreement with Lincoln Park, the cash to be generated from future deferred payments and milestones, and release of restricted cash securing letters of credit, funds available to us from the remaining principal balance of the Credit Agreement with Midcap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. The Company currently operates in one operating segment, which is discovery and development of novel oncology therapeutics.

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

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries: Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (for the period prior to its sale on February 28, 2020). All intercompany balances and transactions have been eliminated.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, and stock-based compensation. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

As of December 31, 2021, we had current restricted cash of $1.3 million related to securing letters of credit. We classify our restricted cash as either current or non-current based on the term of the underlying letters of credit.

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

Leases

We determine if an arrangement is a lease at inception date. Leases are to be classified as finance or operating leases at the lease commencement date, which affects the classification of expense recognition in the consolidated statement of operations. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments, as agreed to in the lease. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. An operating right-of-use asset is measured as the amount of the initial measurement of the lease liability, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentive received, unamortized initial direct costs, and any impairment of the right-of-use asset. The initial measurement of the lease liabilities and right-to-use assets of finance leases is the same as for operating leases. We include options to extend the lease and certain termination options in our lease liability and right-of-use asset when it is reasonably certain that we will exercise those options.

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

Liability Related to Sale of Future Royalties and Non-Cash Interest Expense

On March 30, 2021, the Company entered into and closed a Royalty Purchase Agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR) pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2022, 2023, and 2024 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter. The Company received a $10 million milestone payment in March 2022 and incurred $0.5 million in transaction costs. The proceeds from the milestone, net of transaction costs, will be recorded as an additional liability related to the sale of future royalties on the consolidated balance sheet in the first quarter of 2022. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2023 and 2024.

We treat the Royalty Purchase Agreement with HCR (see Note 8) as a debt-like instrument, amortized under the effective interest rate method over the life of the related expected royalty stream. The liabilities related to the sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. To the extent total future royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a retrospective basis. We are not obligated to repay the proceeds received under the Royalty Purchase Agreement with HCR. Due to our continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of Aptevo’s preclinical studies and all of its clinical studies have been performed by third-party CROs. The Company reviews the activities performed by the CROs each period. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and services provided but not yet invoiced. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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

We have elected to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We have estimated a forfeiture rate of twenty-three percent. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

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

The net gain on sale of Aptevo BioTherapeutics, totaling $14.3 million, was calculated as the difference between the fair value of the consideration received for Aptevo BioTherapeutics, less the net carrying value of the assets transferred to Medexus, less the transaction costs incurred and a working capital adjustment. We recorded a gain on sale in the quarter ended March 31, 2020.

The following table summarizes the gain on sale for the year ended December 31, 2020 (in thousands):

Cash payment received	$29,250
Escrow receivable	750
Total consideration	30,000
Less:
Net carrying value of assets transferred to Medexus	13,376
Transaction costs	1,880
Minimum Transition Services Agreement ("TSA") fund	406
Net gain on sale of business	$14,338

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2021	2020
Loss from operations	$—	$(1,582)
Gain on sale of Aptevo BioTherapeutics	—	14,338
Gain on contingent consideration from Saol	460	—
Deferred payment from Medexus	491	417
Income from discontinued operations	$951	$13,173

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. For the year ended December 31, 2021, we collected an approximately $0.5 million deferred payment from Medexus related to IXINITY sales.

There was no amortization for Aptevo BioTherapeutics in the year ended December 31, 2021 and amortization was $0.1 million for the year ended December 31, 2020. Significant operating non-cash items include the gain on sale of Aptevo BioTherapeutics of $14.3 million for the year ended December 31, 2020. There were no significant investing non-cash items for the year ended December 31, 2021 and 2020.

Note 3. Collaboration Agreements

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

For the years ended December 31, 2021 and December 31, 2020, we recorded approximately $0.1 million in our research and development expense related to the collaboration arrangement.

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

At December 31, 2021 and December 31, 2020, we had $41.2 million and $35.4. million in money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At December 31, 2021 and December 31, 2020, we did not have any Level 2 or Level 3 assets or liabilities.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and investments in money market funds. Restricted cash, which are time deposits, includes $1.3 million securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of December 31, 2021 and December 31, 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Cash	$3,841	$4,601
Cash equivalents	41,203	35,378
Restricted cash	1,259	2,555
Total cash, cash equivalents, and restricted cash	$46,303	$42,534

Note 6. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2021	2020
Leasehold improvements	$2,228	$2,228
Furniture and equipment	12,430	11,730
Property and equipment, gross	14,658	13,958
Less: Accumulated depreciation	(12,279)	(11,143)
Total property and equipment, net	$2,379	$2,815

Depreciation expense for the years ended December 31, 2021 and December 31, 2020 was $1.1 million and $1.2 million, respectively.

Note 7. Debt

Credit Agreement

On February 28, 2020, we used a portion of the proceeds from the sale of Aptevo BioTherapeutics to Medexus to fully repay $20 million outstanding principal under the Credit and Security Agreement, including payment of $2.1 million in an end of facility fee, accrued interest, legal fees, and prepayment fees. On August 5, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. The Company’s assets are pledged as collateral under the terms of the Credit Agreement. The term loan facility includes additional repayment provisions should either or both of the royalties or milestones related to IXINITY under the LLC Purchase Agreement with Medexus or royalties related to RUXIENCE under the Royalty Purchase Agreement with HCR be sold during the term of the loan. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

As of December 31, 2021, we classified $11.7 million of the $15.0 million principal of the amended Credit Agreement to current portion of long-term debt on the consolidated balance sheet. The amended Credit Agreement states that $10.0 million of the remaining $15.0 million principal balance will be payable on March 31, 2022. Additionally, within the next twelve months, we will pay $1.7 million to MidCap Financial for monthly repayments of outstanding principal beginning on March 1, 2022. For the years ended December 31, 2021 and 2020, the Company paid $1.4 million and $1.1 million in interest expense pursuant to our Credit Agreement.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Future principal and interest payments in connection with the Credit Agreement as of December 31, 2021 are as follows:

(in thousands)
2022	$12,333
2023	2,252
2024	1,435
Total principal and interest payments	$16,020

Note 8. Liability Related to Sale of Future Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million (the Investment Amount) at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2022, 2023, and 2024 (collectively, the Milestone Amounts). The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the amount paid at closing plus Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter. The Company received a $10.0 million milestone payment in March 2022 and incurred $0.5 million in transaction costs. The proceeds from the milestone, net of transaction costs, will be recorded as additional liability related to sale of future royalties on the balance sheet in the first quarter of 2022. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2023 and 2024.

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

We estimate the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on the estimate of future royalty payments to be received by HCR. As of December 31, 2021, the estimated effective interest rate under the agreement was 23.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in our forecasted royalties. Periodically, we will reassess our estimate of total future royalty payments to be received by HCR, and retrospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability in the year related to the sale of future royalties under the Royalty Purchase Agreement with HCR (in thousands):

	For the year ended December 31,
	2021	2020
Liability related to sale of future royalties, beginning balance	$—	$—
Proceeds from sale of future royalties	35,000	—
Deferred transaction costs	(1,100)	—
Non-cash interest expense	5,772	—
RUXIENCE royalties paid to HCR	(8,627)	—
Liability related to sale of future royalties, ending balance	31,045	—
Current portion of liability related to sale of future royalties	(15,465)	—
Liability related to sale of future royalties, non-current	$15,580	$—

Note 9. Leases and Contingencies

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

For the years ended December 31, 2021 and December 31, 2020, we recorded $0.8 million and $0.7 million, respectively, related to variable expenses due to true ups of operating costs or real estate taxes.

 Equipment Leases - Operating

As of December 31, 2021, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of December 31, 2021, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments for the year ended December 31, 2021.

Components of lease expense:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2021	2020
Operating lease cost	$1,556	$1,580
Finance lease cost:
Amortization of right-of-use assets	6	6
Interest on lease liabilities	—	1
Total lease cost	$1,562	$1,587

Right of use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2021	2020
Operating leases, excluding Seattle office lease	$7	$122
Seattle office lease, including amendment	1,577	2,600
Total operating leases	$1,584	$2,722

Lease payments:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2021	2020
For operating leases	$1,387	$1,480

Future minimum payments as of December 31, 2021 are as follows:

(in thousands)
2022	1,294
2023	1,399
Total future minimum lease payments	2,693
Less: imputed interest	(333)
Total	$2,360

The long-term portion of the lease liabilities included in the amounts above is $1.3 million and the remainder of our lease liabilities are included in other current liabilities on our consolidated balance sheets.

As of December 31, 2021, the weighted average remaining lease term and weighted discount rate for operating leases was 1.3 years and 14.46%. As of December 31, 2020, the weighted average remaining lease term and weighted discount rate for operating leases was 2.3 years and 14.52%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2021	2020
Net loss from continuing operations	$(29,408)	$(30,923)
Income from discontinued operations	951	13,173
Net loss	$(28,457)	$(17,750)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(6.27)	$(9.12)
Net income from discontinued operations	$0.20	$3.88
Net loss per basic share	$(6.07)	$(5.23)
Weighted-average shares used to compute per share calculation	4,687,952	3,390,919

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Year Ended December 31,
(in thousands, except for per share amounts)	2021	2020
Warrants	351	405
Outstanding options to purchase common stock	334	213
Unvested RSUs	57	9

Note 11. Equity

Common Stock

The Company issued warrants to purchase shares of our common stock outstanding related to our March 11, 2019 public offering. For the years ended December 31, 2021 and December 31, 2020, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 54,105 and 1,166,735 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million and $21.2 million, respectively. As of December 31, 2021, and December 31, 2020, there were warrants to purchase 350,589 and 404,694 shares of our common stock outstanding, respectively.

For the year ended December 31, 2021, we did not issue any common stock due to the vesting of RSUs. For the year ended December 31, 2020, we issued 9,206 of common stock due to the vesting of RSUs.

For the years ended December 31, 2021 and December 31, 2020, we received proceeds of $0.2 million and $0.02 million upon the exercise of stock options which resulted in the issuance of 26,082 and 2,158 shares of common stock, respectively.

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

For the year ended December 31, 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the 2018 Purchase Agreement. We received $10.2 million in proceeds from issuance of these shares over the three-year period. The Company did not issue any shares of common stock to Lincoln Park under the Purchase Agreement for the year ended December 31, 2020. Our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park expired in March 2022.

On February 16, 2022, the Company entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Under the new Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. The purchase price per share will be based off of prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company agreed to issue 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $50 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3, which we filed on December 14, 2020. We issued no shares under the Equity Distribution Agreement in 2021.

Converted Equity Awards Incentive Plan

In connection with the spin-off from Emergent in August 2016, we adopted the Converted Equity Awards Incentive Plan (Converted Plan) and outstanding equity awards of Emergent held by Aptevo employees were converted into or replaced with equity awards of Aptevo (Conversion Awards). A total of 0.1 million shares of Aptevo common stock have been authorized for issuance under the Converted Plan.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. As of December 31, 2021, there are less than 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020
Research and development	$510	$471
General and administrative	1,133	784
Total stock-based compensation expense	$1,643	$1,255

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2021	2020
Expected dividend yield	0.00%	0.00%
Expected volatility	99.15%	87.78%
Risk-free interest rate	0.61%	1.97%
Expected average life of options	5 years	7 years

Management has applied an estimated forfeiture rate of 23% and 16% for the year ended December 31, 2021 and December 31, 2020, respectively. Expected volatility increased, as our stock price fluctuated from a low of $6.48 to a high of $40.59 throughout the year ended December 31, 2021, compared to a low of $3.11 and high of $48.36 for the year ended December 31, 2020.

The following is a summary of option activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	212,581	$8.32	8.78	$—
Granted	229,162	30.67	—	—
Exercised	(26,185)	8.42	—	415,274
Forfeited	(81,146)	20.02	—	—
Outstanding at December 31, 2021	334,412	19.17	8.70	43,210
Exercisable at December 31, 2021	114,929	8.42	8.17	14,454
Vested and expected to vest at December 31, 2021	278,917	$17.83	8.62	$38,545

As of December 31, 2021, we had $3.4 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 2.1 years. The weighted average remaining contractual life of outstanding and exercisable options is 8.2 years. For the year ended December 31, 2021, 81,146 shares were forfeited, compared to 325,904 shares forfeited in the year ended December 31, 2020. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $23.02 and $5.32, respectively. The total intrinsic value of options exercised for the years ended December 31, 2021 and 2020 was $0.4 million and $0.1 million, respectively. The total fair value of stock options vested for the years ended December 31, 2021 and 2020 was $1.6 million and $0.9 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the year.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2021:

	Number of Units	Weighted Average Fair Value per Unit
Outstanding at December 31, 2020	9,000	$41.00
Granted	84,038	29.83
Vested	(1,000)	41.00
Forfeited	(35,228)	31.03
Outstanding at December 31, 2021	56,810	$30.66
Expected to Vest	56,810	$30.66

As of December 31, 2021, we had $1.4 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted average period of 2.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our consolidated balance sheets. For the years ended December 31, 2021 and December 31, 2020, certain holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of approximately 54,105 and 1,166,735 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million and $21.2 million, respectively. As of December 31, 2021, and December 31, 2020, there were warrants to purchase 350,589 and 404,694 shares of our common stock outstanding, respectively.

Note 12. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2021 and December 31, 2020, Aptevo’s related share of matching contributions was approximately $0.2 million and $0.3 million, respectively.

Note 13. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2021 and December 31, 2020.

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
(in thousands)	2021	2020
US	$(29,408)	$(30,923)
Loss from continuing operations before benefit from income taxes	$(29,408)	$(30,923)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2021	2020
Federal losses carryforward	$33,520	$34,118
Intangible assets	235	306
Stock-based compensation	986	1,042
State losses carryforward	3,743	3,626
Other deferred tax assets	2,023	2,345
Other tax credits	3,253	2,241
Lease liabilities	496	772
Property and equipment	456	—
Liability related to sale of future royalties	5,866	473
Deferred tax assets, gross	50,578	44,923
Valuation allowance	(50,245)	(44,291)
Deferred tax assets, net of valuation	333	632
Right-of-use assets	(333)	(632)
Deferred tax liability	(333)	(632)
Net deferred tax liabilities	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2021, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $6.0 million during the year ended December 31, 2021. The increase in the valuation allowance during the year ended December 31, 2021 was due primarily to an increase in deferred tax assets resulting from the sale of the Company’s RUXIENCE royalty rights to HCR, which was treated as a sale for tax purposes, orphan drug credit generated during the period, and stock-based compensation expense, the impact of which was partially offset by the utilization of federal and state NOLs during the period.

As of December 31, 2021, and 2020, we have recorded federal net operating losses (NOL) carryforwards of approximately $159.6 million and $162.5 million, state NOL carryforwards of approximately $70.3 million and $68.1 million, and tax credit carryforwards of $3.3 million and $2.2 million, respectively. Approximately $38.0 million of the federal losses and credits would begin to expire in 2037, while $121.6 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

The Company is in the process of completing an IRC Section 382/383 study on its federal and state tax attributes based on an ownership change that occurred during 2021. At this time the Company does not anticipate any permanent limitations on our ability to use federal and state net operating loss carryforwards and tax credits. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

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

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2021	2020
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	-1.0%	1.9%
Change in valuation allowance	-20.9%	-24.1%
Tax credits	3.2%	3.5%
Permanent differences	0.0%	-1.1%
Stock Based Compensation	-1.3%	0.0%
Other	-1.0%	-1.2%
Total income tax benefit	0.0%	0.0%

Note 14. Subsequent Events

On March 8, 2022, the Company received a $10 million milestone payment from HCR pursuant to our Royalty Purchase Agreement. We incurred $0.5 million in transaction costs related to the milestone payment. Proceeds from the milestone payment, net of transaction costs, will be recorded as a liability related to sale of future royalties on the balance sheet in the first quarter of 2022. Consistent with our initial accounting for the Royalty Purchase Agreement, the milestone payment was accounted for as debt-like instrument within the scope of ASC 470-20-25, Debt – Sales of Future Revenues or Various Other Measures of Income and will be amortized over the life of the arrangement. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2023 and 2024.

On February 16, 2022, the Company entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park to replace our initial Purchase Agreement and Registration Rights Agreement from 2018. Under the new Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. The purchase price per share will be based off of prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company agreed to issue 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 21, 2022, the Board of Directors of the Company approved the Amended and Restated Senior Management Severance Plan (the “Plan”), which became effective on March 23, 2022. Among other changes, the Plan was modified to reinstate the percentage of compensation payable to Executive Vice Presidents that existed in a previous Senior Management Severance Plan. In the event of termination in connection without cause (as defined in the Plan), Executive Vice Presidents will receive 125% of such participant’s base salary plus target bonus for a period of 15 months and 200% of base salary plus target bonus for termination without cause related to a change of control (as defined in the Plan).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2021, under the headings “Executive Officers,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3.	Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.2	August 2, 2016	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.5	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.6	Amendment No. 1 to Right Agreement, dated as of November 5, 2021, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 5, 2021	001-37746

4.6	Description of Capital Stock of Aptevo Therapeutics		4.5	March 31, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.7	Agreement to Terminate Registration Rights Agreement between the Company and Intervac L.L.C. and BioVac L.L.C.					X

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Amended and Restated Senior Management Severance Plan					X

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.29	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.30	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.31	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.32	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.33	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.34	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.35	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

10.36	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.	10-Q	10.1	May 11, 2021	001-37746

10.37	First Amendment to Credit and Security Agreement dated March 30, 2021.	10-Q	10.2	May 11, 2021	001-37746

10.38	Executive Transition Services Agreement.	10-Q	10.3	November 12, 2021	001-37746

10.39	Amendment to Executive Transition Services Agreement.	10-Q	10.4	November 12, 2021	001-37746

10.40	Purchase Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.1	February 17, 2022	001-37746

10.41	Registration Rights Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.2	February 17, 2022	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Company Name

Date: March 24, 2022	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 24, 2022
Marvin L. White	(Principal Executive Officer)

/s/Jeffrey G. Lamothe	Executive Vice President and Chief Financial Officer	March 24, 2022
Jeffrey Lamothe	(Principal Financial and Accounting Officer)

/s/Fuad El-Hibri	Chairman of the Board of Directors	March 24, 2022
Fuad El-Hibri

/s/Daniel J. Abdun-Nabi	Director	March 24, 2022
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 24, 2022
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 24, 2022
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 24, 2022
Barbara Lopez Kunz

/s/John E. Niederhuber, M.D.	Director	March 24, 2022
John E. Niederhuber, M.D.