Form 10-Q
period 2022-03-31
Aptevo Therapeutics Inc.
filed 2022-05-12
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the number of shares of the registrant’s common stock outstanding was 5,007,242.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,991	$45,044
Restricted cash	1,259	1,259
Royalty receivable	3,114	3,664
Prepaid expenses	1,431	1,823
Other current assets	877	780
Total current assets	41,672	52,570
Property and equipment, net	2,138	2,379
Operating lease right-of-use asset	1,306	1,584
Other assets	68	68
Total assets	$45,184	$56,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,910	$3,462
Accrued compensation	1,040	2,077
Liability related to the sale of royalties, net - short-term	15,318	15,465
Current portion of long-term debt	2,000	11,667
Other current liabilities	1,589	2,086
Total current liabilities	23,857	34,757
Liability related to the sale of royalties, net - long-term	23,342	15,580
Loan payable - long-term	2,804	3,707
Operating lease liability	1,065	1,341
Total liabilities	51,068	55,385

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 5,007,241 and 4,898,143 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	215,829	215,232
Accumulated deficit	(221,760)	(214,063)
Total stockholders' (deficit) equity	(5,884)	1,216
Total liabilities and stockholders' equity	$45,184	$56,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Royalty revenue	$3,114	$2,421
Operating expenses:
Research and development	(4,866)	(5,362)
General and administrative	(3,859)	(3,947)
Loss from operations	(5,611)	(6,888)
Other expense:
Other expense from continuing operations, net	(2,264)	(782)
Net loss from continuing operations	$(7,875)	$(7,670)
Discontinued operations:
Income from discontinued operations	$178	$414
Net loss	$(7,697)	$(7,256)
Net loss from continuing operations per share	$(1.59)	$(1.74)
Net income from discontinued operations per share	$0.04	$0.09
Basic and diluted net loss per basic share	$(1.55)	$(1.64)
Weighted-average shares used to compute per share calculations	4,937,456	4,418,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(7,697)	$(7,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	601	574
Depreciation and amortization	242	294
Non-cash interest expense and other	1,687	297
Changes in operating assets and liabilities:
Royalty receivable	550	(52)
Prepaid expenses and other current assets	296	713
Operating lease right-of-use asset	278	277
Accounts payable, accrued compensation and other liabilities	(798)	(2,110)
Long-term operating lease liability	(276)	(241)
Net cash used in operating activities	(5,117)	(7,504)
Investing Activities
Purchases of property and equipment	—	(191)
Net cash used in investing activities	—	(191)
Financing Activities
Payments of long-term debt, including exit and other fees	(10,767)	(10,550)
Repayments under liability related to sale of royalties	(3,665)	—
Proceeds from sale of royalties	—	35,000
Transaction costs from sale of royalties	—	(1,100)
Proceeds from exercise of stock options	—	86
Value of equity awards withheld for tax liability	(4)	—
Proceeds from exercise of warrants	—	506
Proceeds from milestones related to sale of royalties	10,000	—
Transaction costs for milestones related to sale of royalties	(500)	—
Net cash (used in) provided by financing activities	(4,936)	23,942
(Decrease) increase in cash, cash equivalents, and restricted cash	(10,053)	16,247
Cash, cash equivalents, and restricted cash at beginning of period	46,303	42,534
Cash, cash equivalents, and restricted cash at end of period	$36,250	$58,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period				(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	10,685	—	86	—	86
Proceeds from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2022 and 2021, we had a net loss of $7.7 million and $7.3 million, respectively. We had an accumulated deficit of $221.8 million as of March 31, 2022. For the three months ended March 31, 2022, net cash used in our operating activities was $5.1 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, the Investment Amount and Milestone Amounts related to Royalty Purchase Agreement with HCR, Purchase Agreement with Lincoln Park, the cash to be generated from future deferred payments and milestones, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the Credit Agreement with MidCap Financial will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus Pharmaceuticals Inc. (Medexus) with respect to IXINITY; (e) whether and to what extent future proceeds are received under our Royalty Purchase Agreement; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through our existing equity sales agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), or other public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic and geopolitical climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, and stock-based compensation. Given the global economic and geopolitical climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Significant Accounting Policies

Liability Related to Sale of Royalties and Non-Cash Interest Expense

On March 30, 2021, the Company entered into and closed a Royalty Purchase Agreement (the Royalty Purchase Agreement) with an entity managed by HealthCare Royalty Management, LLC (HCR) pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, the Company received $35 million (the Investment Amount) at closing and the Company is eligible to receive additional payments in the aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023 (collectively, the Milestone Amounts). The Company received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in the aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

We treat the Royalty Purchase Agreement with HCR (see Note 7) as a debt-like instrument, amortized under the effective interest rate method over the life of the related expected royalty stream. The liabilities related to the sale of royalties and the debt amortization are based on our current estimates of royalties expected to be paid over the life of the arrangement. To the extent total royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a retrospective basis. We are not obligated to repay the proceeds received under the Royalty Purchase Agreement with HCR. Due to the nature of the transaction, which includes a cap on HCR’s return from royalties, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement.

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

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 24, 2022. Our other significant accounting policies have not changed materially from the policies previously reported.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gain on contingent consideration from Saol	—	227
Deferred payment from Medexus	178	187
Income from discontinued operations	$178	$414

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and milestones. For the three months ended March 31, 2022, we collected $0.2 million in deferred payment from Medexus related to IXINITY sales. For the three months ended March 31, 2021, we collected $0.2 million related to the sale of hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.2 million received from Medexus related to IXINITY sales.

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

For the three months ended March 31, 2022 and March 31, 2021, we recorded approximately $0.2 million and $0.1 million in our research and development expense related to the Collaboration Agreement, respectively.

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

At March 31, 2022 and December 31, 2021, we had $32.0 million and $41.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2022 and December 31, 2021, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, which are time deposits, includes $1.3 million securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Cash	$2,986	$3,841
Cash equivalents	32,005	41,203
Restricted cash	1,259	1,259
Total cash, cash equivalents, and restricted cash	$36,250	$46,303

Note 6. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Certain assets of the Company are pledged as collateral under the terms of the Credit Agreement. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10.0 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25.0 million to $15.0 million. $10.0 million of the remaining $15.0 million principal balance was paid on March 29, 2022.  Beginning March 1, 2022, monthly repayment of the remaining $5.0 million of principal commenced and will continue for the final 30 months of the loan term. The term loan facility includes additional payment provisions if milestones related to IXINITY under the LLC Purchase Agreement with Medexus or royalties related to RUXIENCE under the Royalty Purchase Agreement with HCR are sold during the term of the loan. If the Company sells the IXINITY deferred payment stream and milestones prior to full repayment of this $5.0 million principal amount, under the agreement with MidCap Financial, we will be required to use the proceeds from the sale to pay down the outstanding loan principal balance. MidCap Financial also released its security interest in the RUXIENCE royalty payments. A fee of $0.6 million was paid by the Company to MidCap Financial in connection with the amendment in lieu of the formula-based fee previously required.

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

As of March 31, 2022, we classified $2.0 million of the remaining $4.8 million principal of the amended Credit Agreement to current portion of long-term debt on the unaudited condensed consolidated balance sheet.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Note 7. Liability Related to Sale of Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. The Company received the 2021 milestone payments in the collective amount of $10.0 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the amount paid at closing plus Milestone Amounts to the extent paid by HCR to the Company, Aptevo will be entitled to receive 50% of royalty interest payments thereafter.

The proceeds received from HCR of $35.0 million were recorded as a liability, net of transaction costs of $1.1 million, which will be amortized over the life of the arrangement using the effective interest method. In order to determine the amortization of the liability, we are required to estimate the total amount of royalty payments to be received by HCR over the life of the arrangement. The total amount of royalty payments received by HCR under the Royalty Purchase Agreement, less the net proceeds we received of $33.9 million, is recorded as non-cash interest expense over the life of the arrangement using the effective interest method. We retain certain rights unrelated to the royalties under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments and related rights purchased by HCR. Due to the nature of the transaction, which includes a cap on HCR’s return from royalties, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

We estimate the effective interest rate used to record non-cash interest expense under the Royalty Purchase Agreement based on the estimate of royalty payments to be received by HCR. As of March 31, 2022, the estimated effective interest rate under the agreement was 23.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in our forecasted royalties. Periodically, we will reassess our estimate of total royalty payments to be received by HCR, and retrospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability in the quarter related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Liability related to sale of royalties, beginning balance	$31,045	$—
Proceeds from sale of royalties	—	35,000
Deferred transaction costs	—	(1,100)
Milestone payment received, net of transaction costs	9,500	—
Non-cash interest expense	1,780	20
RUXIENCE royalties paid to HCR	(3,665)	—
Liability related to sale of royalties, ending balance	38,660	33,920
Current portion of liability related to sale of royalties	(15,318)	(11,748)
Liability related to sale of royalties, non-current	$23,342	$22,172

Note 8. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended and extended in March 2019. The term of the amended lease is through April 2030 and we have two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023.

For the three months ended March 31, 2022 and March 31, 2021, we recorded $0.2 million and $0.2 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of March 31, 2022, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of March 31, 2022, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments in the three months ended March 31, 2022.

Components of lease expense:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$360	$395
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	—	—
Total lease cost	$362	$397

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Operating leases, excluding Seattle office lease	$6	$7
Seattle office lease, including amendment	1,301	1,577
Total operating leases	$1,307	$1,584

Lease payments:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2022	2021
For operating leases	$323	$346

The long-term portion of the lease liabilities included in the amounts above is $1.1 million and the remainder of our lease liabilities are included in other current liabilities on our unaudited condensed consolidated balance sheets.

As of March 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.08 years and 14.45%. As of March 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.05 years and 14.50%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Net loss from continuing operations	$(7,875)	$(7,670)
Income from discontinued operations	178	414
Net loss	$(7,697)	$(7,256)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.59)	$(1.74)
Net income from discontinued operations	$0.04	$0.09
Net loss per basic share	$(1.55)	$(1.64)
Weighted-average shares used to compute per share calculations	4,937,456	4,418,472

The following table represents all potentially dilutive shares, which were all anti-dilutive and therefore excluded from the calculation of diluted net loss per share:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Warrants	351	377
Outstanding options to purchase common stock	366	357
Unvested RSUs	70	62

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the three months ended March 31, 2022 and 2021.

Lincoln Park Purchase Agreement

On December 20, 2018, we entered into a Purchase Agreement and a Registration Rights Agreement, with Lincoln Park (the Purchase Agreement), both of which expired in March 2022. Pursuant to the Purchase Agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase shares of our common stock provided that Lincoln Park’s maximum commitment on any single day does not exceed $2.0 million. The purchase price per share will be based off of prevailing market prices of our common stock immediately preceding the time of sale; provided, however, that we cannot direct any such purchase if the prevailing market price is less than $1.00.

On February 16, 2022, the Company entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Under the new Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company agreed to issue 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the three months ended March 31, 2022.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares. As of March 31, 2022, there are less than 0.1 million shares available to be granted under the 2018 SIP.

Stock options and RSUs under the 2018 SIP generally vest pro rata over a three-year period. Stock options terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers and certain other employees may be awarded options and/or RSUs with different vesting criteria, and awards granted to non-employee directors also vest over a three-year period. Option exercise and RSU grant prices for new awards granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$24	$239
General and administrative	577	335
Total stock-based compensation expense	$601	$574

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2022	2021
Expected dividend yield	0.00%	0.00%
Expected volatility	106.30%	99.80%
Risk-free interest rate	1.60%	0.48%
Expected average life of options	5 years	5 years

Management has applied an estimated forfeiture rate of 29% for the three months ended March 31, 2022 and 26% for the three months ended March 31, 2021. Expected volatility increased as our stock price fluctuated from a low of $4.48 to a high of $6.96 for the three months ended March 31, 2022, compared to a low of $27.86 to a high of $40.59 for the three months ended March 31, 2021.

The following is a summary of option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	334,412	$19.17	8.70	$43
Granted	64,088	5.72	—	—
Exercised	(85)	6.97	—	—
Forfeited	(31,986)	18.19	—	—
Outstanding at March 31, 2022	366,429	16.20	8.21	32
Exercisable at March 31, 2022	161,985	13.29	7.02	—
Vested and expected to vest at March 31, 2022	285,706	15.75	7.90	16

As of March 31, 2022, we had $2.6 million of unrecognized compensation expense related to options expected to vest over a weighted average term of 2.0 years. As of March 31, 2022, the weighted average remaining term of outstanding and exercisable options was 7.02 years. For the three months ended March 31, 2022, 31,986 shares were forfeited, compared to 292 shares forfeited for the three months ended March 31, 2021. The weighted-average grant date fair value per share of options granted during the quarters ended March 31, 2022 and 2021 was $4.43 and $25.09, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $0 and $0.2 million, respectively. The total fair value of stock options vested for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.3 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2022 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2022:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2021	56,810	$30.66
Granted	33,151	5.52
Vested	(10,582)	33.50
Forfeited	(9,601)	27.33
Outstanding and expected to vest at March 31, 2022	69,778	$18.74

As of March 31, 2022, there was $1.2 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted average period of 2.1 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the three months ended March 31, 2022, the Company did not have any of its warrants exercised. For the three months ended March 31, 2021, certain holders of the Company’s warrants exercised warrants with strike price of $18.20 per share, resulting in the issuance of approximately 27,828 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $0.5 million. As of March 31, 2022 and 2021, there were warrants to purchase 350,589 and 376,866 shares of common stock outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, royalty payments, the achievement of milestones, projected costs, prospects, plans, intentions, expectations, and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate, APVO442, was developed using our ADAPTIR-FLEX™ modular protein technology platform. Currently, APVO436 is being evaluated in an open-label, multi-center, multi-cohort Phase 1b expansion trial in the U.S.

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

Recent Developments:

Through the date of this filing, Aptevo has reported that two patients in its Phase 1b expansion trial achieved substantial blast count reduction and clinical benefit and were able to proceed to allogeneic stem cell transplant:

•

On February 9, 2022, the Company announced that a patient in Cohort 1 who achieved complete remission in its Phase 1b multi-center, multi-cohort expansion trial in November 2021 remained in remission and proceeded to transplant. Additionally, the Company reported that MD Anderson Cancer Center joined the APVO436 trial as an additional clinical trial site.

•

On March 29, 2022, the Company announced that a patient with relapsed/refractory AML treated with APVO436 in the monotherapy arm of its Phase 1b multi-center, multi-cohort expansion trial, has received an allogeneic stem cell transplant subsequent to receiving APVO436 and experienced significant reduction in bone marrow blasts.

On March 8, 2022, the Company received a $10 million milestone payment related to 2021 sales of RUXIENCE under the terms of the Royalty Purchase Agreement with HCR. The proceeds were used to pay down our MidCap Financial term loan to $5 million, further strengthening the Company’s balance sheet.

On April 1, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the year ended December 31, 2021, the Company reported stockholders’ equity of $1,216,000, and, as a result, does not currently satisfy Listing Rule 5550(b)(1).

Nasdaq’s letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provides the Company 45 calendar days, or until May 16, 2022, to submit a plan to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 1, 2022, to evidence compliance. There can be no assurance that the Company will be able to regain compliance with all applicable continued listing requirements or that its plan will be accepted by the Nasdaq staff. In the event the plan is not accepted by the Nasdaq staff, or in the event the plan is granted but the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement. The Company intends to submit the compliance plan by the Nasdaq deadline.

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

Comparison of the three Months Ended March 31, 2022 and March 31, 2021

Royalty Revenue

For the three months ended March 31, 2022, royalty revenue increased by $0.7 million, or 29%, to $3.1 million from $2.4 million for March 31, 2021. The payment from Pfizer relates to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly-own subsidiary of Pfizer. The royalty term runs through January 2027, which is the seventh anniversary of the first commercial sale of the CD20 biosimilar. On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. We retain certain rights unrelated to the royalties under the Definitive Agreement originally between Trubion and Wyeth, with the exception of the cash flows of the RUXIENCE royalty payments and related rights purchased by HCR. Due to the nature of the transaction, which includes a cap on HCR’s return from royalties, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we continue to recognize royalty revenue on net sales of RUXIENCE and record the royalty payments to HCR as a reduction of the liability when paid. As such payments are made to HCR, the balance of the liability will be effectively repaid over the life of the Royalty Purchase Agreement. To the extent total royalties collected are an amount less than the liability, the Company is not obligated to fund any such shortfall.

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

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring, and key non-clinical activities due to the ongoing COVID-19 pandemic. While the majority of our programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three months ended March 31, 2022 and 2021 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$1,587	$1,481	$106
Other	12	33	(21)
Total clinical programs	1,599	1,514	85

Preclinical program, general research and discovery	3,267	3,848	(581)
Total	$4,866	$5,362	$(496)

For the three months ended March 31, 2022, research and development expenses decreased by $0.5 million, to $4.9 million from $5.4 million for March 31, 2021. The decrease was primarily due to lower spending on preclinical projects and employee costs. The decrease was partially offset by higher spending on our APVO436 clinical trial as we continue to advance that trial and continue to dose patients in our Phase 1b Expansion program.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $3.9 million.

Other Expense, Net

Other expense, net consists primarily of gains or losses realized on foreign currency revaluation, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt. Other expense, net was $2.3 million for the three months ended March 31, 2022 and $0.8 million for the three months ended March 31, 2021. The increase in other expense, net is primarily related non-cash interest expense for the Royalty Purchase Agreement. The increase was partially offset by lower interest expense for the MidCap Credit Agreement due to principal paydown.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gain on contingent consideration from Saol	—	227
Deferred payment from Medexus	178	187
Income from discontinued operations	$178	$414

For the three months ended March 31, 2022 we collected $0.2 million in deferred payments from Medexus related to IXINITY sales. For the three months ended March 31, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.2 million received from Medexus related IXINITY sales. Pursuant to our LLC Purchase Agreement, the rate for deferred payments will increase from 2% to 5% of net sales no later than June 30, 2022.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(5,117)	$(7,504)
Investing activities	—	(191)
Financing activities	(4,936)	23,942
(Decrease) increase in cash, cash equivalents, and restricted cash	$(10,053)	$16,247

Net cash used in operating activities of $5.1 million for the three months ended March 31, 2022 was primarily due to our net loss of $7.7 million and changes in working capital accounts. Net cash used in operating activities of $7.5 million for the three months ended March 31, 2021, was primarily due to our net loss of $7.3 million and changes in working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021, was due to purchases of property and equipment. The Company had immaterial purchase of property and equipment for the three months ended March 31, 2022 and $0.2 million purchase of property and equipment for the three months ended March 31, 2021.

Net cash used in financing activities for the three months ended March 31, 2022 was primarily due to the $10.7 million of partial repayments of the MidCap Financial term loan and $3.7 million royalties received by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received from HCR related to the sale of royalties, net of $0.5 million transaction costs. Net cash provided by financing activities for the three months ended March 31, 2021, was primarily due to the $35 million received from HCR related to the Royalty Purchase Agreement, net of $1.1 million transaction costs. This was offset by the $10.5 million partial repayment of the MidCap Financial term loan.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into Royalty Purchase Agreement with HCR pursuant to which we sold HCR the right to receive royalty payments made by Pfizer in respect to net sale of RUXIENCE. Under the Royalty Purchase Agreement, we received $35 million at closing and incurred $1.1 million in transaction costs. We are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on achievement of sales milestones in 2021, 2022 and 2023. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter. The Company received the 2021 milestone payments in the collective amount of $10 million in March, 2022 and is eligible to receive additional payments in aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023.

IXINITY Royalty Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. In addition to the payment received at closing, the Company receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones from Medexus in the future. Pursuant to our LLC Purchase Agreement, the rate for deferred payments will increase from 2% to 5% of net sales no later than June 30, 2022. For the three months ended March 31, 2022, Aptevo received $0.2 million in deferred payments from Medexus related to IXINITY sales in the quarter ended December 31, 2021.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. We did not issue any shares under the Equity Distribution Agreement in the three months ended March 31, 2022.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Registration Statement

On December 14, 2020, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement. On March 29, 2022, we filed an amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Equity Distribution Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6.

Lincoln Park Purchase Agreement

On December 20, 2018, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Financial LLC (Lincoln Park). Pursuant to the purchase agreement, Lincoln Park has committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing on February 13, 2019, the date the registration statement covering the resale of the shares was declared effective by the SEC.

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

On February 16, 2022, the Company entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. Under the new Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company agreed to issue 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, the Company did not have any of its warrants exercised. For the three months ended March 31, 2021, certain holders of the Company’s warrants exercised warrants with strike price of $18.20 per share, resulting in the issuance of 27,828 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $0.5 million. As of March 31, 2022 and 2021, there were warrants to purchase 350,589 and 376,866 shares of common stock outstanding, respectively.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had a net loss of $7.7 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively. We had cash and cash equivalents of $35.0 million, restricted cash of $1.3 million and an accumulated deficit of $221.8 million as of March 31, 2022.

For the three months ended March 31, 2022, net cash used in our operating activities was $5.1 million.

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

Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of the ongoing COVID-19 pandemic, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the ongoing COVID-19 pandemic, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, the Investment Amount received pursuant to the Royalty Purchase Agreement with HCR, the cash to be generated from future IXINITY deferred payments, release of restricted cash securing letters of credit, and funds available to us from the remaining principal balance of the Credit Agreement with MidCap Financial, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

There are numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	maintaining compliance with NASDAQ’s continued listing requirements;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results, and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	our ability to obtain regulatory clearance to commence clinical trials for product candidates;
•	the timing of, and the costs involved in, completing our clinical trials, and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the cost of attracting and retaining skilled personnel;
•	whether and to what extent future proceeds are received under our Royalty Purchase Agreement with HCR; and,
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY.

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

In January 2020, we entered into a contract with The Leukemia & Lymphoma Society (LLS) to be part of an ongoing national AML master clinical trial called the ‘Beat AML Master Clinical Trial.’ The Beat AML Master Clinical Trial provides access to leading academic cancer centers and allows us to study APVO436 in a front-line AML setting. Once we begin participation in the Beat AML Master Clinical Trial, our purchase obligation for the Beat AML Master Clinical Trial may total up to $8.1 million over four years. As of March 31, 2022, we have not begun participation in the Beat AML Master Clinical Trial and we do not currently intend to participate under the current trial design. The Clinical Trial Participation Agreement contains a termination for convenience clause where we may terminate the agreement with 180 days prior written notice. We may re-assess our participation in the master clinical trial as Part 2 (expansion phase) of our Phase 1b APVO436 clinical trial progresses.

On August 5, 2020, we entered into a new Credit and Security Agreement (Credit Agreement), with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Additionally, the Company used the $10 million milestone payment received on March 8, 2022, pursuant to our Royalty Purchase Agreement with HCR to further pay down the outstanding principal down to $5 million. The Company’s Credit Agreement currently references LIBOR. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

On March 30, 2021, we entered into the Royalty Purchase Agreement pursuant to which the Company sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Pursuant to the Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. The Company received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in the aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter. We accounted for the Royalty Purchase Agreement with HCR, including future milestone payments to be received, as a debt-like instrument within the scope of ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, there was no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 24, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	The ongoing COVID-19 pandemic, including the continued identification of the new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.
•	The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.
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

•

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with NASDAQ’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

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

We have experienced significant operating losses and we may not achieve profitability in the future. For the three months ended March 31, 2022, we had net loss of $7.7 million. As of March 31, 2022, we had an accumulated deficit of $221.8 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the Royalty Purchase Agreement with HCR, Credit Agreement with MidCap Financial (Credit Agreement), our Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler) entered into in December 2020 (the Equity Distribution Agreement) and our Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), entered into in February 2022 (the Purchase Agreement), and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2023, we had cash, cash equivalents, and restricted cash in the amount of $36.3 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On March 29, 2022, we filed an amendment to the prospectus related to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Equity Distribution Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

Current economic conditions, including the impact of the ongoing COVID-19 pandemic on our operations or on the global economy and capital markets, may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Stockholders have in the past and may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, on February 9, 2021, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors or management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Due to the ongoing COVID-19 pandemic, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. In 2022, we continue to see an impact of the spread of the COVID-19 virus and its variants on our business as some of our clinical sites were at reduced capacity. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. The Royalty Purchase Agreement further provides that, once HCR reaches aggregate royalty payments totaling 190% of the Investment Amount plus the Milestone Amounts to the extent paid to us by HCR, we will be entitled to receive 50% of any additional royalty payments by Pfizer thereafter. The Company received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in the aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our General Counsel, SoYoung Kwon, our VP of Finance, Daphne Taylor, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Moreover, we have recently experienced increased levels of attrition. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. Due to our equity plan proposal not receiving stockholder approval at the Company’s annual meeting in 2021, we currently do not have sufficient equity available to award 2022 annual grants to employees and may not have sufficient equity to attract and retain qualified personnel assuming such grants are consistent with our historical practices. In addition, we have experienced and may experience an impact on the health of key personnel due to the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic, including the continued identification of the new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.

Since March of 2020, a novel strain of coronavirus, COVID-19, has spread through the world, including the United States. The COVID-19 pandemic has caused severe global economic and societal disruptions and uncertainties, and we have experienced disruptions that have impacted our business and clinical trials, including, limitation of company operations, implementing work from home policies and office closures; delays or difficulties in receiving deliveries of critical experimental materials; delays or difficulties in enrolling patients in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; interruption of key clinical trial activities, such as patient enrollment and clinical trial site monitoring; and, limitations in employee resources that would otherwise be focused on our business, including the conduct of our research and development activities and process development activities, due to the illness of employees or their families, or the preference of employees to avoid contact with large groups of people.

We may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees. The global spread of COVID-19 continues to rapidly evolve, including through the identification of the new variants of the virus. The ongoing COVID-19 pandemic may also result in the need to suspend enrollment into studies, patient withdrawals, postponement of preclinical studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees and the FDA or comparable foreign regulatory authorities.  The foregoing may also impact the integrity of our study data. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending submissions.

The ongoing COVID-19 pandemic may further impact our suppliers and manufacturers.  If any of our suppliers or manufacturers are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the pandemic, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business and development plans. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change.

The ongoing COVID-19 pandemic may result in changes in laws, policies, and regulations.  By example, due to the potential impact of the COVID-19 pandemic on clinical trials, drug development, and manufacturing, FDA issued guidance several times concerning how sponsors and investigators may address these challenges.  FDA’s guidance is continually evolving.  By further example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing.  This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

The extent to which the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness of vaccination programs, and whether businesses and the economy in general will continue to reopen and stay open.

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

We completed a Section 382 study and have concluded that we experienced an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), and thus the tax benefits of our pre-“ownership change” net operating loss carryforwards and certain other tax attributes will be subject to an annual limitation under Sections 382 and 383 of the Code.

In general, a corporation undergoes an “ownership change” under Section 382 of the Code if, among other things, the stockholders who own, directly or indirectly, 5% or more of the corporation’s stock (by value), or are otherwise treated as “5% stockholders” under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership (by value) of the corporation’s stock by more than 50 percentage points over the lowest percentage of stock owned by the 5% stockholders at any time during the applicable testing period, which is generally the rolling three-year period preceding the date of the potential ownership change testing event.  Such potential ownership change testing events include changes involving a stockholder becoming a 5% stockholder or arising from a new issuance of capital stock or share repurchases by the corporation, subject to certain exceptions.

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

Additionally, Section 382 of the Code includes special rules that apply to a corporation with a significant amount of net unrealized built-in gains or net unrealized built-in losses in its assets immediately prior to ownership change under Section 382 of the Code. In general, certain built-in gains recognized during the five-year period beginning on the date of the ownership change increases the corporation’s annual limitation under Sections 382 and 383 of the Code in the taxable year that such built-in gains are recognized or deemed recognized (but only up to the amount of the net unrealized built-in gain), while certain built-in losses recognized during such five-year period are subject to the annual limitation under Section 382 of the Code (but only up to the amount of the net unrealized built-in loss).

As of December 31, 2021, we had approximately $159.6 million and $70.3 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the usage of such federal net operating loss carryforwards is limited. We completed an IRC Section 382 study on our federal tax attributes in connection to ownership change in 2020 and determined that the annual utilization of federal net operating loss and certain other tax attribute carryforwards is limited. It is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization assuming sufficient income.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or increasing escalation of conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

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

We are very early in our Phase 1b clinical trial with APVO436 and none of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our APVO436 clinical trials are open-label studies and are conducted at a limited number of clinical sites on a limited number of patients.  An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug.  Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the BLA for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from non-clinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. The regulatory authorities and policies governing the development of our product candidates may also change at any time. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, APVO436 has received orphan drug designation for AML and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. In addition, the global spread of the COVID-19 pandemic makes it more difficult to initiate studies and enroll patients and the process of finding and diagnosing eligible patients under these conditions may prove costly.

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

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Dirk Huebner, Consultant and Chief Medical Officer, is providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Huebner and these other third parties for successful execution of our clinical and non-clinical trials, but we do not exercise day to day control over their activities.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Cellectis, Chinook Therapeutics, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Bristol Myers Squibb, ImmunoGen, Inc., Immunomedics, Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

There is a similar abbreviated pathway for the approval of biosimilar products in the EU. Reference products in the EU benefit from an eight year data exclusivity period during which the data included in the dossier for the reference product may not be referenced for the purposes of an abbreviated biosimilar application. Following the expiration of the data exclusivity period, there is an additional two year period of market exclusivity during which a biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no product can be placed on the market until the expiration of such period. The overall 10-year period can be extended to a maximum of 11 years in certain circumstances. As in the U.S., there is no guarantee that a product will qualify for the prescribed period of exclusivity and, even if a product does qualify, another company may market a competing version of the reference product if such company obtained a marketing authorization with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.11 and $112 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the war in Ukraine and geopolitical climate. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	changes in earnings estimated by securities analysts or management, or our ability to meet those estimates;
•	investor perceptions or negative announcements by our competitors, suppliers, or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses, and results of clinical and preclinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;

•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus;
•	whether and to what extent future proceeds are received under our Royalty Purchase Agreement with HCR;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of the ongoing COVID-19 pandemic or similar global health challenges;
•	general industry conditions and domestic and global financial, economic, and geo-political instability; and,
•	the other factors described in this “Risk Factors” section.

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

In the event that coverage under our directors’ and officers’ liability insurance is reduced or terminated as a result of an ownership change or otherwise, our indemnification obligations and limitations of our directors’ and officers’ liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with NASDAQ’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Capital Market LLC (“Nasdaq”). The Nasdaq Stock Market LLC has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share.

On April 1, 2022, the Company received a letter from Nasdaq indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the year ended December 31, 2021, the Company reported stockholders’ equity of $1,216,000, and, as a result, does not currently satisfy Listing Rule 5550(b)(1).

Nasdaq’s letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provides the Company 45 calendar days, or until May 16, 2022, to submit a plan to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 1, 2022, to evidence compliance. There can be no assurance that the Company will be able to regain compliance with all applicable continued listing requirements or that its plan will be accepted by the Nasdaq staff. In the event the plan is not accepted by the Nasdaq staff, or in the event the plan is granted but the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

APTEVO THERAPEUTICS INC.

Date: May 12, 2022	By:	/s/ Marvin White
Marvin White
President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Executive Vice President and Chief Financial Officer