Form 10-Q
period 2022-06-30
Aptevo Therapeutics Inc.
filed 2022-08-11
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the number of shares of the registrant’s common stock outstanding was 5,090,644.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,431	$45,044
Restricted cash	546	1,259
Royalty receivable	—	3,664
Prepaid expenses	655	1,823
Other current assets	768	780
Total current assets	31,400	52,570
Property and equipment, net	1,887	2,379
Operating lease right-of-use asset	5,512	1,584
Other assets	—	68
Total assets	$38,799	$56,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,269	$3,462
Accrued compensation	1,704	2,077
Liability related to the sale of royalties, net - short-term	—	15,465
Current portion of long-term debt	2,000	11,667
Other current liabilities	30	2,086
Total current liabilities	7,003	34,757
Liability related to the sale of royalties, net - long-term	—	15,580
Loan payable - long-term	2,359	3,707
Operating lease liability	6,390	1,341
Total liabilities	15,752	55,385

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 5,089,852 and 4,898,143 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	216,750	215,232
Accumulated deficit	(193,750)	(214,063)
Total stockholders' equity	23,047	1,216
Total liabilities and stockholders' equity	$38,799	$56,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Royalty revenue	$—	$3,110	$3,114	$5,531
Operating expenses:
Research and development	(3,865)	(4,722)	(8,731)	(10,084)
General and administrative	(3,697)	(4,110)	(7,556)	(8,057)
Loss from operations	(7,562)	(5,722)	(13,173)	(12,610)
Other income (expense):
Other expense from continuing operations, net	(1,759)	(2,342)	(4,023)	(3,124)
Gain on extinguishment of liability related to sale of royalties	37,182	—	37,182	—
Net income (loss) from continuing operations	$27,861	$(8,064)	$19,986	$(15,734)
Discontinued operations:
Income from discontinued operations	$149	$132	$327	$546
Net income (loss)	$28,010	$(7,932)	$20,313	$(15,188)

Net income (loss) per share:
Basic	$5.58	$(1.75)	$4.08	$(3.39)
Diluted	$5.58	$(1.75)	$4.08	$(3.39)
Shares used in calculation:
Basic	5,023,321	4,536,517	4,980,625	4,477,821
Diluted	5,023,321	4,536,517	4,980,970	4,477,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended
	2022	2021
Operating Activities
Net income (loss)	$20,313	$(15,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,086	1,146
Depreciation and amortization	518	593
Non-cash interest expense and other	3,290	2,354
Gain on extinguishment of liability related to sale of royalties	(37,182)	—
Changes in operating assets and liabilities:
Royalty receivable	3,664	(741)
Prepaid expenses and other current assets	1,248	1,359
Operating lease right-of-use asset	444	563
Accounts payable, accrued compensation and other liabilities	(2,245)	(2,152)
Long-term operating lease liability	677	(491)
Net cash used in operating activities	(8,187)	(12,557)
Investing Activities
Purchases of property and equipment	(25)	(582)
Net cash used in investing activities	(25)	(582)
Financing Activities
Payments of long-term debt, including fees	(11,267)	(10,550)
Repayments under liability related to sale of royalties	(6,779)	(2,421)
Proceeds from sale of royalties	—	35,000
Transaction costs from sale of royalties	—	(1,100)
Proceeds from exercise of stock options	—	111
Value of equity awards withheld for tax liability	(4)	—
Proceeds from exercise of warrants	—	985
Proceeds from milestones related to sale of royalties	10,000	—
Transaction costs for milestones related to sale of royalties	(500)	—
Proceeds from issuance of common stock	436	10,233
Net cash (used in) provided by financing activities	(8,114)	32,258
(Decrease) increase in cash, cash equivalents, and restricted cash	(16,326)	19,119
Cash, cash equivalents, and restricted cash at beginning of period	46,303	42,534
Cash, cash equivalents, and restricted cash at end of period	$29,977	$61,653

Supplemental Cash Flow Information
Change in ROU asset and lease liability from lease remeasurement	$4,372	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period	—	—	—	(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)
Common stock issued upon vesting of restricted stock units	4,326	—	—	—	—
Proceeds from issuance of common stock	78,285	—	436	—	436
Stock-based compensation	—	—	485	—	485
Net income for the period	—	—	—	28,010	28,010
Balance at June 30, 2022	5,089,852	$47	$216,750	$(193,750)	$23,047

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	10,685	—	86	—	86
Proceeds from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504
Proceeds from exercise of stock options	1,769	—	25	—	25
Proceeds from exercise of warrants	26,277	—	478	—	478
Proceeds from issuance of common stock	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	572	—	572
Net loss for the period	—	—	—	(7,932)	(7,932)
Balance at June 30, 2021	4,884,515	$47	$214,628	$(200,794)	$13,881

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three and six months ended June 30, 2022, we had a net income of $28.0 million and $20.3 million, respectively. We had an accumulated deficit of $193.8 million as of June 30, 2022. For the six months ended June 30, 2022, net cash used in our operating activities was $8.2 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HealthCare Royalty Management, LLC (HCR), funds available under the Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) and the Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), cash to be generated from future deferred payments and milestones related to IXINITY sales and approvals by Medexus Pharmaceuticals Inc. (Medexus), and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler, or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the global economic and geopolitical climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Significant Accounting Policies

Liability Related to Sale of Royalties and Non-Cash Interest Expense

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement (the Royalty Purchase Agreement) with an entity managed by HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer Inc. (Pfizer) in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million (the Investment Amount) at closing and we are eligible to receive additional payments in the aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023 (collectively, the Milestone Amounts). We received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in the aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023.

On the date we entered into the transaction, we accounted for the Royalty Purchase Agreement with HCR as a debt-like instrument, amortized under the effective interest rate method over the life of the related expected royalty stream. The liabilities related to the sale of royalties and the debt amortization were based on our estimates of royalties expected to be paid over the life of the arrangement.

On June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement) (see Note 7) which removed all restrictions related to HCR’s rate of return, and it is no longer a sale of a specified percentage of royalty revenue. The Amendment to Royalty Purchase Agreement was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities and the transaction is no longer considered a debt-like financing.

As a result of the Amendment to Royalty Purchase Agreement, the Company recognized a gain of $37.2 million, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement allowed us to regain full compliance with Nasdaq Listing Rule 5550(b)(1) in a way that was non-dilutive for our shareholders. We will not recognize royalty revenue on net sales of RUXIENCE that are paid to HCR going forward. The royalty revenue included in the consolidated statements of operations relates to the quarter ended March 31, 2022. Future Milestone Amounts will be accounted for as variable consideration and recognized as other income when such payments are received using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets.

Debt Modification

On March 30, 2021, we amended our Credit Agreement with MidCap Financial (the Credit Agreement) and used $10 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25 million to $15 million. The amended Credit Agreement was accounted for under ASC 470-50, Debt Modifications and Extinguishments as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Unamortized issuance costs as of the date of modification will be amortized to interest expense using the effective interest method over the repayment term.

On June 7, 2022, we further amended the Credit Agreement with MidCap Financial (the Limited Consent and Second Amendment to Credit Agreement) to obtain MidCap Financial’s limited consent to amend the Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 24, 2022. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of our hyperimmune business to Saol International Limited in September 2017, from which we received a payment in March 2021 related to the collection of certain accounts receivable, and the sale of our Aptevo BioTherapeutics LLC business in February 2020.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Deferred payment from Medexus	149	132	327	319
Gain on contingent consideration from Saol	—	—	—	227
Income from discontinued operations	$149	$132	$327	$546

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and milestones. For the six months ended June 30, 2022, we collected $0.3 million in deferred payment from Medexus related to IXINITY sales. For the six months ended June 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.3 million from Medexus related to IXINITY sales. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022.

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

For the three months ended June 30, 2022 and June 30, 2021, we recorded approximately $0.3 million and $0.1 million in our research and development expense related to the Collaboration Agreement, respectively.

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

At June 30, 2022 and December 31, 2021, we had $26.9 million and $41.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2022 and December 31, 2021, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, which are time deposits, includes $0.5 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(in thousands)	2022	2021
Cash	$2,502	$3,841
Cash equivalents	26,929	41,203
Restricted cash	546	1,259
Total cash, cash equivalents, and restricted cash	$29,977	$46,303

Note 6. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Certain assets of the Company are pledged as collateral under the terms of the Credit Agreement. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

On June 7, 2022, we further amended the Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend our Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

As of June 30, 2022, we classified $2.0 million of the remaining $4.4 million principal of the amended Credit Agreement to current portion of long-term debt on the unaudited condensed consolidated balance sheet.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Note 7. Liability Related to Sale of Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. We received the 2021 milestone payments in the collective amount of $10.0 million on March 8, 2022. The proceeds from these Milestone Amounts, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. We are eligible to receive additional Milestone Amounts in aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023.

Due to the nature of the transaction, which included a cap on HCR’s rate of return, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we recorded a liability related to the proceeds received from HCR of $35.0 million, net of transaction costs of $1.1 million. Further, we received proceeds related to the 2021 milestone of $10.0 million, net of transaction costs of $0.5 million, and recorded additional liability related to sale of royalties. We recognized royalty revenue on net sales of RUXIENCE and recorded the royalty payments to HCR as a reduction of the liability when paid.

On April 1, 2022, the Company received a letter from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1). On June 7, 2022, we entered into and closed an amendment to our Royalty Purchase Agreement, resulting in the Company recognizing $37.2 million gain, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement allowed us to regain full compliance with Nasdaq Listing Rule 5550(b)(1) in a way that was non-dilutive for our shareholders. Pursuant to the Amendment to Royalty Purchase Agreement, we agreed to forego our right to receive 50% of RUXIENCE royalty revenue if HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to the rate of return and was therefore accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities.

The Amendment to Royalty Purchase Agreement continues to include the opportunity to earn up to $22.5 million of additional milestone payments (up to $12.5 million and $10 million for 2022 and 2023, respectively). The royalty revenue included in the consolidated statements of operations relates to the quarter ended March 31, 2022. Future milestone payments will be accounted for as variable consideration and recognized using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets.

The following table presents the changes in the liability in the period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Liability related to sale of royalties, beginning balance	$31,045	$—
Proceeds from sale of royalties, net of transaction costs	—	33,900
Proceeds from milestone payments, net of transaction costs	9,500	—
Non-cash interest expense	3,416	1,868
RUXIENCE royalties paid by Pfizer to HCR	(6,779)	(2,421)
Gain from extinguishment of liability related to sale of royalties	(37,182)	—
Liability related to sale of royalties, ending balance	—	33,347
Current portion of liability related to sale of royalties	—	(12,810)
Liability related to sale of royalties, non-current	$—	$20,537

We recorded non-cash interest expense through the date of the Amendment to Royalty Purchase Agreement.

Note 8. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term through April 2030 and provide two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice, or by July 2022. We had previously determined we should not include any periods after the termination option when evaluating this amendment as we were not reasonably certain to not exercise the option, therefore we recorded our liability through April 30, 2023.

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of June 30, 2022, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the three and six months ended June 30, 2022, we recorded $0.2 million and $0.4 million, respectively, related to variable expenses. For the three and six months ended June 30, 2021, we recorded $0.2 million and $0.4 million, respectively, related to variable expenses.

Equipment Leases - Operating

As of June 30, 2022, we have operating leases for one piece of lab equipment and four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of June 30, 2022, we had one equipment lease classified as a financing lease as the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. The lease has no remaining expense obligation. There were no financing lease payments in the three months ended June 30, 2022.

Components of lease expense:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2022	2022	2021	2021
Operating lease cost	$319	$679	$395	$790
Finance lease cost:
Amortization of right-of-use assets	1	2	1	3
Total lease cost	$320	$681	$396	$793

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Operating leases, excluding Seattle office lease	$4	$7
Seattle office lease, including amendment	5,509	1,577
Total operating leases	$5,513	$1,584

Lease payments:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2022	2021
For operating leases	$547	$698

The long-term portion of the lease liabilities is $6.4 million and the remainder of our lease liabilities are included in other current liabilities on our unaudited condensed consolidated balance sheets.

As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 7.83 years and 12.03%. As of June 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.8 years and 14.49%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$27,861	$(8,064)	$19,986	$(15,734)
Income from discontinued operations	149	132	327	546
Net income (loss)	$28,010	$(7,932)	$20,313	$(15,188)

Basic and diluted net income (loss) per share from continuing operations:
Basic	$5.55	$(1.78)	$4.01	$(3.51)
Diluted	$5.55	$(1.78)	$4.01	$(3.51)
Basic and diluted net income per share from discontinued operations:
Basic	$0.03	$0.03	$0.07	$0.12
Diluted	$0.03	$0.03	$0.07	$0.12

Shares used in calculation:
Basic	5,023,321	4,536,517	4,980,625	4,477,821
Diluted	5,023,321	4,536,517	4,980,970	4,477,821

The following table represents all potentially dilutive shares:

	For the Three Months Ended June 30,
(in thousands)	2022	2021
Warrants	351	351
Outstanding options to purchase common stock	362	368
Unvested RSUs	151	64

We use the treasury stock method when determining dilutive shares. As of June 30, 2022, we determined that outstanding warrants and options are not dilutive as the exercise prices were higher than our average share price for the three and six months ended June 30, 2022. Unvested RSUs are the only dilutive shares included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2021, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share calculation.

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the six months ended June 30, 2022, the Company issued 78,285 shares of common stock under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the six months ended June 30, 2021.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement (2022 Purchase Agreement) and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. We did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the six months ended June 30, 2022. In the six months ended June 30, 2021, we issued approximately 0.4 million shares of common stock to Lincoln Park under the 2018 Purchase Agreement and received $10.2 million in proceeds from issuance of these shares.

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

On May 31, 2017, at the 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 0.1 million shares of Aptevo common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by our Board.

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

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of June 30, 2022, there are approximately 0.4 million shares available to be granted under the 2018 SIP.

Stock options and RSUs under the Amended and Restated 2018 SIP generally vest pro rata over a one-year or three-year period. Stock options terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers, members of our board of directors, and certain other employees and consultants may be awarded options and/or RSUs with different vesting criteria, and awards granted to non-employee directors will vest over a one-year period. Option exercise and RSU grant prices for new awards granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$53	$172	$77	$411
General and administrative	431	400	1,008	735
Total stock-based compensation expense	$484	$572	$1,085	$1,146

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the vesting period. All assumptions used to calculate the grant date fair value of non-employee equity awards are generally consistent with the assumptions used for equity awards granted to employees. In the event the Company terminates any of its consulting agreements, the unvested equity underlying the agreements would also be cancelled.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Expected volatility	—	98.03%	106.30%	99.53%
Risk-free interest rate	—	0.91%	1.60%	0.55%
Expected average life of options	—	6 years	5 years	5 years

Management has applied an estimated forfeiture rate of 31% and 30% for the three and six months ended June 30, 2022, respectively, and 19% and 23% for the three months and six months ended June 30, 2021, respectively. Expected volatility increased as our stock price fluctuated from a low of $3.26 to a high of $6.30 for the three months ended June 30, 2022, compared to a low of $21.85 to a high of $30.00 for the three months ended June 30, 2021.

The following is a summary of option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	334,412	$19.17	8.70	$43
Granted	64,088	5.72	—	—
Exercised	(85)	6.97	—	—
Forfeited	(36,125)	26.00	—	—
Outstanding at June 30, 2022	362,290	16.06	7.86	—
Exercisable at June 30, 2022	177,265	13.80	6.73	—
Vested and expected to vest at June 30, 2022	298,985	15.76	7.61	—

As of June 30, 2022, we had $2.3 million of unrecognized compensation expense related to options expected to vest over a weighted average remaining vesting period of 1.8 years. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2022 and 2021 was $4.43 and $24.29, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $0 and $0.3 million, respectively. The total fair value of stock options vested for the six months ended June 30, 2022 and 2021 was $1.2 million and $0.4 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2022 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2022:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2021	56,810	$30.66
Granted	119,652	5.54
Vested	(14,907)	31.35
Forfeited	(10,243)	26.34
Outstanding and expected to vest at June 30, 2022	151,312	$11.02

As of June 30, 2022, there was $1.5 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted average period of 2.1 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the three months ended June 30, 2022, the Company did not have any of its warrants exercised. For the three months ended June 30, 2021, certain holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 26,277 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $0.5 million. As of June 30, 2022 and 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, royalty payments, the achievement of milestones and receipt of future payments, projected costs, prospects, plans, intentions, expectations, clinical trial results, compliance with listing requirements, future macroeconomic conditions and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from those anticipated or implied in the forward-looking statements that we make.  Therefore, you should not place undue reliance on our forward-looking statements.

Our forward-looking statements in this Quarterly Report on Form 10-Q are based on current information and we do not assume any obligation to update any forward-looking statements expect as required by the federal securities laws.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this MD&A) together with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Quarterly Report on Form 10-Q, “Risk Factors” and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate, APVO442, was developed using our ADAPTIR-FLEX™ modular protein technology platform. Currently, APVO436 is being evaluated in an open-label, multi-center, multi-cohort Phase 1b expansion trial in the U.S. We are planning to file an IND for our preclinical candidate, ALG.APV-527, in the second half of 2022.

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

We are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and have added the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities.  We have developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules by way of our protein engineering, preclinical development, process development, and clinical development capabilities.

Recent Developments:

On June 9, 2022, we reported positive preliminary data from our on-going Phase 1b trial evaluating lead candidate, APVO436 for the treatment of acute myeloid leukemia (AML). Results included:

•	Data from cohort 1 (combination therapy) that showed a total of four out of 11 response-evaluable patients (36%) experienced remission while on therapy, as of June 9, 2022.
•	Cohort 3 (monotherapy) also yielded two patients with clinical activity

Also on June 9, 2022, the Company reported that a patient with high-risk myelodysplastic syndrome (MDS) enrolled in the dose escalation phase of the APVO436 clinical trial remained stable and continued treatment with APVO436, exceeding 18 months of therapy.

ALG.APV-527 remains on track for IND submission in the second half of 2022, following a pre-IND meeting with the FDA held during the second quarter.

Presented preclinical data for APVO442, for the potential treatment of prostate cancer, in a poster session at the American Association for Cancer Research (AACR) Annual Meeting.

Aptevo expects to announce the addition of a new molecule to the pre-clinical pipeline by the end of the year.

In order to non-dilutively regain compliance with the Nasdaq Listing Rule, which requires the Company to have a minimum of $2.5 million of stockholders’ equity, on June 7, 2022, we entered into and closed an amendment to our Royalty Purchase Agreement with HCR. The Amendment to Royalty Purchase Agreement resulted in us recognizing gain in the amount of the liability related to the sale of royalties remaining on our balance sheet of approximately $37.2 million. As of June 30, 2022, our stockholders’ equity balance is $23.0 million, which satisfies the minimum $2.5 million stockholders’ equity requirement of the Nasdaq Rule.

On June 7, 2022, we amended our Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend our Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

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

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

Royalty Revenue

For the six months ended June 30, 2022 and June 30, 2021, royalty revenue was $3.1 million and $5.5 million, respectively. The royalty revenue from Pfizer relates to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer.

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with an entity managed by HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, the Company received $35 million at closing and we are eligible to receive additional payments in the aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. We received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022.

Due to the nature of the transaction, which included a cap on HCR’s rate of return, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we recorded a liability related to the proceeds received from HCR of $35.0 million, net of transaction costs of $1.1 million. Further, we received proceeds related to the 2021 milestone of $10.0 million, net of transaction costs of $0.5 million, and recorded additional liability related to sale of royalties. We recognized royalty revenue on net sales of RUXIENCE and recorded the royalty payments to HCR as a reduction of the liability when paid.

In order to non-dilutively address our Nasdaq listing compliance matter, on June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement), pursuant to which we agreed to forego our right to receive 50% of RUXIENCE royalty revenue if HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement continues to include the opportunity to earn up to $22.5 million of additional Milestone Amounts (up to $12.5 million and $10 million for 2022 and 2023, respectively). The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to HCR’s rate of return and therefore was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities, resulting in recognition of  $37.2 million gain, which was the total balance of the liability related to the sale of royalties on the closing date.

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

Our research and development expenses by program for the three and six months ended June 30, 2022 and 2021 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$1,215	$1,020	$195
Preclinical program, general research and discovery	2,650	3,702	(1,052)
Total	$3,865	$4,722	$(857)

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$2,802	$2,501	$301
Preclinical program, general research and discovery	5,929	7,583	(1,654)
Total	$8,731	$10,084	$(1,353)

For the three months ended June 30, 2022, research and development expenses decreased by $0.8 million, to $3.9 million from $4.7 million for June 30, 2021. For the six months ended June 30, 2022, research and development expenses decreased by $1.4 million, to $8.7 million from $10.1 million for June 30, 2021. The decrease was primarily due lower spending on preclinical projects and employee costs. The decrease was partially offset by higher spending on our APVO436 clinical trial as we continue to dose patients in our Phase 1b Expansion program.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended June 30, 2022, general and administrative expenses decreased by $0.4 million, to $3.7 million from $4.1 million for June 30, 2021. For the six months ended June 30, 2022, general and administrative expenses decreased by $0.5 million, to $7.6 million from $8.1 million for June 30, 2021. The decrease is primarily due to lower employee costs and lower costs related to responding to stockholder activism matters.

Other Income (Expense), Net

Other income (expense), net consists primarily of gain on extinguishment of liabilities, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt. Other income, net was $35.4 million for the three months ended June 30, 2022, as compared to $2.3 million other expense, net for the three months ended June 30, 2021. Other income, net was $33.2 million for the six months ended June 30, 2022, as compared to $3.1 million other expense, net for the six months ended June 30, 2021. The change in other income (expense), net is primarily related to the $37.2 million gain recognized as a result of extinguishment of liability related to the sale of royalties associated with the Amendment to Royalty Purchase Agreement (see Note 7) and lower interest expense related to our MidCap Credit Agreement due to principal payments made during the quarter. The gain was partially offset by non-cash interest expense for the Royalty Purchase Agreement incurred prior to the Amendment to Royalty Purchase Agreement.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Deferred payment from Medexus	149	132	327	319
Gain on contingent consideration from Saol	—	—	—	227
Income from discontinued operations	$149	$132	$327	$546

For the six months ended June 30, 2022, we collected $0.3 million in deferred payments from Medexus related to IXINITY sales. For the six months ended June 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.3 million received from Medexus related IXINITY sales. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,187)	$(12,557)
Investing activities	(25)	(582)
Financing activities	(8,114)	32,258
(Decrease) increase in cash, cash equivalents, and restricted cash	$(16,326)	$19,119

Net cash used in operating activities of $8.2 million for the six months ended June 30, 2022 was primarily due to changes in working capital accounts and our operating cash burn. Net cash used in operating activities of $12.6 million for the six months ended June 30, 2021, was primarily due to our net loss of $15.2 million and changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021, was due to purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 was primarily due to the $11.3 million of repayments of the MidCap Financial term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from HCR related to the sale of royalties, net of $0.5 million transaction costs, and $0.4 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler. Net cash provided by financing activities for the six months ended June 30, 2021, was primarily due to the $35.0 million received from HCR related to the Royalty Purchase Agreement, net of $1.1 million transaction costs, $10.2 million received from the common stock sold to Lincoln Park, and $1.0 million proceeds received from exercise of warrants. This was offset by the $10.5 million repayment of the MidCap Financial term loan and $2.4 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement.

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

IXINITY Royalty Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. In addition to the payment received at closing, the Company receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones from Medexus in the future. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022. For the six months ended June 30, 2022, Aptevo received $0.3 million in deferred payments from Medexus related to IXINITY sales.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the six months ended June 30, 2022, the Company issued 78,285 shares of common stock under the Equity Distribution Agreement. We received $0.4 million in proceeds from issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the three or six months ended June 30, 2021.

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

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the six months ended June 30, 2022.

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

For the six months ended June 30, 2022, the Company did not have any of its warrants exercised. For the six months ended June 30, 2021, certain holders of the Company’s warrants exercised warrants with strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of June 30, 2022 and 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $29.4 million, restricted cash of $0.5 million and an accumulated deficit of $193.8 million as of June 30, 2022.

For the six months ended June 30, 2022, net cash used in our operating activities was $8.2 million.

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

Due to the ongoing COVID-19 pandemic and macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, and rising inflation, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the ongoing COVID-19 pandemic and macroeconomic environment, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future deferred payments and milestones related to IXINITY sales and approvals by Medexus, and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

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
•

the scope, progress, results, and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials, including whether clinical trial results will be consistent with the past data;

•	our ability to obtain regulatory clearance to commence clinical trials for product candidates;
•	the timing of, and the costs involved in, completing our clinical trials, and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the cost of attracting and retaining skilled personnel;
•	whether and to what extent future milestones are received under our Royalty Purchase Agreement with HCR;
•	the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY.

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

Contractual Obligations

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term of the amended lease is through April 2030 and provided two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice, or by July 2022. On May 26, 2022, we further amended our office and laboratory lease to remove the one-time termination option in April 2023. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment.

On August 5, 2020, we entered into a new Credit Agreement, with MidCap Financial. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Additionally, the Company used the $10 million milestone payment received on March 8, 2022, pursuant to our Royalty Purchase Agreement with HCR to further pay down the outstanding principal down to $5 million. The Company’s Credit Agreement currently references LIBOR. The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. Our Credit Agreement with MidCap Financial currently references one-month LIBOR and also provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

On June 7, 2022, the Company further amended its Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend its Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 24, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

Our future cash flow will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

•

The macroeconomic conditions and the ongoing COVID-19 pandemic, including the continued identification of new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.

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

We have experienced significant operating losses in the past. For the six months ended June 30, 2022, we had net income of $20.3 million compared to $15.2 million net loss for the same period in 2021. The net income for the six months ended June 30, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of June 30, 2022, we had an accumulated deficit of $193.8 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the ability to receive Milestone Amounts under the Royalty Purchase Agreement with HCR, access to credit under the Credit Agreement with MidCap Financial, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2022, we had cash, cash equivalents, and restricted cash in the amount of $30.0 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY;
•	whether and to what extent future milestone payments are received under our Amendment to Royalty Purchase Agreement with HCR;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results, and costs of our development activities;
•	clinical development costs, timing, and other requirements to complete dosing of Phase 1b clinical trial for APVO436, as well as future clinical trials; and
•	the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising interest rates and volatility in the capital market. Future issuances of common stock may include, but not be limited to, (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park, (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants or (iv) the issuance of common stock in a firm commitment offering. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Current economic conditions, including volatility in the capital markets, rising inflation and interest rates and the impact of the ongoing COVID-19 pandemic, may make it difficult to obtain additional financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, inflation has negatively impacted the Company by increasing our labor costs, through higher wages and higher interest rates, and operating costs. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties are earned at the rate of 2% of net revenue through the earlier of June 2022 or completion of the IXINITY pediatric trial being run by Medexus.  As of June 30, 2022, royalty rate on net revenue of IXINITY increased to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to the effect of the ongoing COVID-19 pandemic on the current and future environment for clinical development and regulatory approval, Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future deferred payments from Medexus due to the macroeconomic environment and ongoing COVID-19 pandemic. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result of a variety of factors, including:

•	the level and timing of any milestone or deferred payments with respect to sales of IXINITY by Medexus;
•	whether and to what extent future milestone payments are received under our Amendment to Royalty Purchase Agreement with HCR;
•

the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and,

•

the timing, cost, and level of investment in our research and development and clinical activities as well as expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.

Due to the ongoing COVID-19 pandemic and macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone or deferred payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. In 2022, we continue to see an impact of the spread of the COVID-19 virus and its variants on our business as some of our clinical sites were at reduced capacity. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

Our future cash flow will depend, in part, on the ability of Pfizer to successfully sell RUXIENCE and our receipt of milestone payments from HCR in connection therewith. If Pfizer is unable, or does not devote sufficient resources, to maintain or continue increasing sales of RUXIENCE, or if HCR does not comply with the Royalty Purchase Agreement, our results of operations will be adversely affected.

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

We have no control over the sales of RUXIENCE and are therefore dependent on the efforts and ability of Pfizer to generate net sales of RUXIENCE sufficient for us to receive Milestone Payments under the Royalty Purchase Agreement.  The failure of Pfizer to successfully generate such net sales could negatively impact our future financial and operating results and our results of operations could therefore be adversely affected. Additionally, even if Pfizer is able to generate net sales of RUXIENCE sufficient for us to receive such payments, if HCR breaches the Royalty Purchase Agreement (for example, by not making required payments when due, or at all), disputes or litigation may arise. Such disputes or litigation could be time-consuming and expensive and could adversely affect our business.

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

The macroeconomic conditions and the ongoing COVID-19 pandemic, including the continued identification of new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.

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

Although many of the restrictions placed to reduce the spread of COVID-19 have been lifted and COVID-19 vaccines are available, we may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees. The global spread of COVID-19 continues to rapidly evolve, including through the identification of new variants of the virus. The ongoing COVID-19 pandemic may also result in the need to suspend enrollment into studies, patient withdrawals, postponement of preclinical studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees and the FDA or comparable foreign regulatory authorities.  The foregoing may also impact the integrity of our study data. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending submissions.

The ongoing COVID-19 pandemic may further impact our suppliers and manufacturers.  If any of our suppliers or manufacturers are adversely impacted by the COVID-19 pandemic, if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business and development plans. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of the COVID-19 pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide FDA with a notification of the change.

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

The extent to which the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The transition away from the London Interbank Offered Rate ("LIBOR") benchmark interest rate and the adoption of alternative benchmark reference rates could adversely affect our business, financial condition, results of operations and cash flows.

 Our indebtedness bears interest at a variable rate based on LIBOR.  For example, our Credit Agreement with MidCap Financial provides for interest at a rate of one month LIBOR plus 6.25% per annum, subject to a floor and cap. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023.  Our Credit Agreement with MidCap Financial provides that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR. We anticipate that MidCap Financial will transition to the Secured Overnight Financing Rate ("SOFR").  At this time, the effects of the phase out of LIBOR and the adoption of alternative benchmark rates have not been fully determined. However, any changes may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in increases in benchmark interest rates or higher financing costs, any of which could have an adverse effect on us. A failure to properly transition away from LIBOR could adversely affect the Company’s borrowing costs or expose the Company to various financial, operational and regulatory risks, which could affect the Company’s results of operations and cash flows.

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

These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the usage of such federal net operating loss carryforwards is limited. We completed an IRC Section 382 study on our federal tax attributes in connection to the ownership change in 2020 and determined that the annual utilization of federal net operating loss and certain other tax attribute carryforwards is limited. It is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization assuming sufficient income.

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

The change to the deductibility of our research and development expenditrues enacted under the Tax Cubs and Jobs Act (“TCJA”) could increase the amount of taxes to which we are subject and our effective tax rate.

Beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize these expenditures over five or fifteen years depending on the type of research and development expenditure pursuant to Section 174 of the Code. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Such change to the deductibility of our research and development expenditures could increase the amount of taxes to which we are subject and our effective tax rate.

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, results of operations, liquidity and cash flows.

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increases these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

Product Development Risks

The results of our current and planned preclinical studies and clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.  Results from early preclinical studies and clinical trials may not be predictive of results from later-stage or other trials and interim or top line data may be subject to change or qualification based on the complete analysis of data.

We are early in our Phase 1b clinical trial with APVO436 and none of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates.

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

In addition, our APVO436 clinical trials are open-label studies and are conducted at a limited number of clinical sites on a limited number of patients.  An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug.  Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates.

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. For example, we released preliminary data regarding our Phase 1b clinical trial study which may change or be inconsistent with future results. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

We expect to submit an IND for ALG.APV-527 to the FDA in the second half of 2022, however, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in the commencement, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, APVO436 has received orphan drug designation for AML and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. In addition, the global spread of the COVID-19 pandemic makes it more difficult to initiate clinical trials and enroll patients and the process of finding and diagnosing eligible patients under these conditions may prove costly.

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

As we continue developing our product candidates and conduct clinical trials of our product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, the FDA or comparable foreign regulatory authorities could suspend or terminate a clinical trial or deny approval of our product candidates. Furthermore, we may need to evaluate our product candidates in combination with approved and/or experimental therapies. These combinations may have additional or more severe side effects than caused by our product candidate as monotherapies. The uncertainty resulting from the use of our product candidate in combination with other therapies may make it difficult to accurately predict side effects or efficacy in potential future clinical trials. If our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences may result, including:

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

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Dirk Huebner, Consultant and Chief Medical Officer, is providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Huebner and these other third parties for successful execution and oversight of our clinical and non-clinical trials, but we do not exercise day to day control over their activities.

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

Manufacture of our product candidates, especially in large quantities, is complex and time consuming. The loss of any of our third-party manufacturers, or delays or problems in the manufacture of our product candidates, could result in product shortages and/or delays in clinical development.

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

All of our current product candidates are biologics. Our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Due to the ongoing COVID-19 pandemic, our third-party manufacturers may experience difficulties, such as supply shortages, that impact our product candidates.

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

The development and commercialization of new biotechnology products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our current product candidates and any product candidates we may seek to develop or commercialize in the future obtained from other companies and governments, universities, and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient, or less costly than any products that we may develop or market, or may obtain marketing approval for their products from the FDA, or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may have greater resources and may devote greater resources to research and develop their products, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition or macroeconomic impacts more successfully, or more effectively negotiate third-party licensing and collaborative arrangements.

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb, Cellectis, Chinook Therapeutics, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, GlaxoSmithKline plc, Grifols USA LLC, Harpoon Therapeutics, ImmunoGen, Inc., Immunomedics, Inc., Inhibrx Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Pieris Pharmaceuticals, Inc., ProMab Biotechnologies, Sanofi-Aventis US LLC, Strike Pharma, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•

On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

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

After Joe Biden was sworn in as the U.S. president, and the Democratic Party obtained an equal number of seats in the U.S. Senate as the Republican Party, as well as maintained control of the U.S. House of Representatives, many expect that the Biden administration will pursue stronger healthcare consumer protections, and overturn some of the prior Trump administration initiatives. However, the legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the Biden administration and the U.S. Congress currently remain uncertain. One example of President Biden’s priorities came via an executive order that he issued on July 9, 2021 directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Delays in obtaining or failure to obtain regulatory approvals may delay or prevent the successful commercialization of any of the products or product candidates in the jurisdiction for which approval is sought; diminish our competitive advantage; and defer or decrease our receipt of revenue.

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

We and our product candidates are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the conduct of clinical and non-clinical studies, manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such products. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with GMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to GMP requirements and applicable product tracking and tracing requirements.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biotechnology field generally is highly uncertain and involves complex legal and scientific questions. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties, will adequately protect our intellectual property. Our success in protecting our intellectual property depends significantly on our ability to:

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

Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing any of our products, if approved, our products may become subject to competition from such biosimilars, which would impair our ability to successfully commercialize and generate revenues from sales of such products.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016, the reported closing price of our common stock has fluctuated between $3.11 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine, and macroeconomic conditions, including rising inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

•	changes in earnings estimated by securities analysts or management, or our ability to meet those estimates;
•	investor perceptions or negative announcements by our competitors, suppliers, or partners regarding their own performance;
•	the success of competitive products or technologies;
•	the timing, expenses, and results of clinical and preclinical trials of our product candidates;
•	announcements regarding clinical trial results and product introductions by us or our competitors;
•	announcements of acquisitions, collaborations, financings or other transactions by us or our competitors;
•	public concern as to the safety of our product candidates;
•	termination or delay of a development program;
•	the recruitment or departure of key personnel;
•	estimated or actual sales of IXINITY by Medexus;
•	whether and to what extent future milestone payments are received under our Amendment to Royalty Purchase Agreement with HCR;
•	actual or anticipated variations in our cash flows or results of operations;
•	the operating and stock price performance of comparable companies;
•	the impact of the ongoing COVID-19 pandemic or similar global health challenges;
•	general industry conditions and domestic and global financial, economic, and geopolitical instability; and,
•	the other factors described in this “Risk Factors” section.

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

On April 1, 2022, the Company received a letter from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the year ended December 31, 2021, the Company reported stockholders’ equity of $1,216,000, and, as a result, did not satisfy Listing Rule 5550(b)(1). In the second quarter, the Company regained compliance with the Nasdaq Listing Rule.

In the future, if we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing Purchase Agreement with Lincoln Park, under our Equity Distribution Agreement with Piper Sandler, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 public offering, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

If our stockholders sell a substantial number of shares of our common stock in the public market, our market price could decline. In connection with the transaction with Lincoln Park, we have agreed to register under the Securities Act of 1933, as amended, the resale of shares of common stock that have been and may be issued under the Purchase Agreement with Lincoln Park. Any perception that such sales may occur, whether under the Lincoln Park Purchase Agreement or otherwise, could decrease the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

This disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.07(d) of Form 8-K.

Based on the voting results on the proposal at the 2022 Annual Meeting of Stockholders regarding the preferred frequency with which stockholders are to be provided an advisory vote on executive compensation, the Board has determined that the Company will hold a vote on named executive officer compensation every year.

On August 9, 2022, Jeffrey G. Lamothe, the Company’s Chief Financial Officer, and SoYoung Kwon, the Company’s General Counsel, were granted a special recognition award of RSUs under the Company’s Amended and Restated 2018 SIP.  Mr. Lamothe was granted 23,958 RSUs and Ms. Kwon was granted 18,750 RSUs, each award subject to a two-year ratable vesting period.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*+	Amendment to Royalty Purchase Agreement dated June 7, 2022.

10.2*+	Limited Consent and Second Amendment to Credit and Security Agreement dated June 7, 2022.

10.3*	Ninth Amendment to Office Lease, dated May 26, 2022, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+

Schedules and other similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Aptevo will furnish copies of any such schedules and attachments to the securities and Exchange Comission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 11, 2022	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: August 11, 2022	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Executive Vice President and Chief Financial Officer