Form 10-Q
period 2022-09-30
Aptevo Therapeutics Inc.
filed 2022-11-10
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the number of shares of the registrant’s common stock outstanding was 5,091,758.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,150	$45,044
Restricted cash	427	1,259
Royalty receivable	—	3,664
Prepaid expenses	1,383	1,823
Other current assets	658	780
Total current assets	24,618	52,570
Property and equipment, net	1,669	2,379
Operating lease right-of-use asset	5,408	1,584
Other assets	—	68
Total assets	$31,695	$56,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,243	$3,462
Accrued compensation	1,372	2,077
Liability related to the sale of royalties, net - short-term	—	15,465
Current portion of long-term debt	2,000	11,667
Other current liabilities	1,171	2,086
Total current liabilities	7,786	34,757
Liability related to the sale of royalties, net - long-term	—	15,580
Long-term debt	1,910	3,707
Operating lease liability	6,237	1,341
Total liabilities	15,933	55,385

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 5,090,644 and 4,898,143 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	217,109	215,232
Accumulated deficit	(201,394)	(214,063)
Total stockholders' equity	15,762	1,216
Total liabilities and stockholders' equity	$31,695	$56,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty revenue	$—	$3,096	$3,114	$8,627
Operating expenses:
Research and development	(4,477)	(4,367)	(13,208)	(14,451)
General and administrative	(3,307)	(3,479)	(10,863)	(11,536)
Loss from operations	(7,784)	(4,750)	(20,957)	(17,360)
Other income (expense):
Other expense from continuing operations, net	(25)	(2,327)	(4,048)	(5,451)
Gain on extinguishment of liability related to sale of royalties	—	—	37,182	—
Net (loss) income from continuing operations	$(7,809)	$(7,077)	$12,177	$(22,811)
Discontinued operations:
Income from discontinued operations	$165	$80	$492	$626
Net (loss) income	$(7,644)	$(6,997)	$12,669	$(22,185)

Net (loss) income per share:
Basic	$(1.50)	$(1.43)	$2.52	$(4.80)
Diluted	$(1.50)	$(1.43)	$2.52	$(4.80)
Shares used in calculation:
Basic	5,090,592	4,891,881	5,017,684	4,617,357
Diluted	5,090,592	4,891,881	5,019,552	4,617,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended
	2022	2021
Operating Activities
Net income (loss)	$12,669	$(22,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,445	1,465
Depreciation and amortization	740	888
Non-cash interest expense and other	3,262	4,387
Gain on extinguishment of liability related to sale of royalties	(37,182)	—
Changes in operating assets and liabilities:
Royalty receivable	3,664	(727)
Prepaid expenses and other current assets	630	(39)
Operating lease right-of-use asset	548	857
Accounts payable, accrued compensation and other liabilities	(1,383)	(1,695)
Long-term operating lease liability	524	(750)
Net cash used in operating activities	(15,083)	(17,799)
Investing Activities
Purchases of property and equipment	(29)	(595)
Net cash used in investing activities	(29)	(595)
Financing Activities
Payments of long-term debt, including fees	(11,767)	(10,550)
Repayments under liability related to sale of royalties	(6,779)	(5,531)
Proceeds from sale of royalties	—	35,000
Transaction costs from sale of royalties	—	(1,100)
Proceeds from exercise of stock options	—	200
Value of equity awards withheld for tax liability	(4)	—
Proceeds from exercise of warrants	—	985
Proceeds from milestones related to sale of royalties	10,000	—
Transaction costs for milestones related to sale of royalties	(500)	—
Proceeds from issuance of common stock	436	10,233
Net cash (used in) provided by financing activities	(8,614)	29,237
(Decrease) increase in cash, cash equivalents, and restricted cash	(23,726)	10,843
Cash, cash equivalents, and restricted cash at beginning of period	46,303	42,534
Cash, cash equivalents, and restricted cash at end of period	$22,577	$53,377

Supplemental Cash Flow Information
Change in ROU asset and lease liability from lease remeasurement	$4,372	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period	—	—	—	(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)
Common stock issued upon vesting of restricted stock units	4,326	—	—	—	—
Proceeds from issuance of common stock	78,285	—	436	—	436
Stock-based compensation	—	—	485	—	485
Net income for the period	—	—	—	28,010	28,010
Balance at June 30, 2022	5,089,852	$47	$216,750	$(193,750)	$23,047
Common stock issued upon vesting of restricted stock units	792	—	—	—	—
Stock-based compensation	—	—	359	—	359
Net loss for the period	—	—	—	(7,644)	(7,644)
Balance at September 30, 2022	5,090,644	$47	$217,109	$(201,394)	$15,762

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	10,685	—	86	—	86
Proceeds from exercise of warrants	27,828	—	506	—	506
Stock-based compensation	—	—	574	—	574
Net loss for the period	—	—	—	(7,256)	(7,256)
Balance at March 31, 2021	4,449,422	$46	$203,320	$(192,862)	$10,504
Proceeds from exercise of stock options	1,769	—	25	—	25
Proceeds from exercise of warrants	26,277	—	478	—	478
Proceeds from issuance of common stock	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	572	—	572
Net loss for the period	—	—	—	(7,932)	(7,932)
Balance at June 30, 2021	4,884,515	$47	$214,628	$(200,794)	$13,881
Proceeds from exercise of stock options	11,244	—	89	—	89
Stock-based compensation	—	—	319	—	319
Net loss for the period	—	—	—	(6,997)	(6,997)
Balance at September 30, 2021	4,895,759	$47	$215,036	$(207,791)	$7,292

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three and nine months ended September 30, 2022, we had a net loss of $7.6 million and a net income of $12.7 million, respectively. We had an accumulated deficit of $201.4 million as of September 30, 2022. For the nine months ended September 30, 2022, net cash used in our operating activities was $15.1 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HealthCare Royalty Management, LLC (HCR), funds available under the Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) and the Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), cash to be generated from future deferred payments and milestones related to IXINITY sales and approvals by Medexus Pharmaceuticals Inc. (Medexus), and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; (f) macroeconomic conditions such as rising interest rates, inflation and costs; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler, or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, and direct and indirect effects from the ongoing COVID-19 pandemic, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Aptevo Research and Development LLC. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, and stock-based compensation. Given the continuing global economic and geopolitical climate and effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

As a result of the Amendment to Royalty Purchase Agreement, the Company recognized a gain of $37.2 million, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement allowed us to regain full compliance with Nasdaq Listing Rule 5550(b)(1) in a way that was non-dilutive for our shareholders. We will not recognize royalty revenue on net sales of RUXIENCE that are paid to HCR going forward. The royalty revenue included in the consolidated statements of operations relates to the quarter ended March 31, 2022. Future Milestone Amounts will be accounted for as variable consideration and recognized as other income when such milestones are earned using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets.

Royalty Revenue

We recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue exclusively related to royalties on Pfizer’s net sales of RUXIENCE. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 7). As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

We recognized royalty revenue under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) when the subsequent sale or usage occurs or 2) when the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  We satisfied our performance obligation prior to the period covered by this report, specifically in May 2011 when the original Collaboration and License Agreement between Trubion Pharmaceuticals and Wyeth was amended to remove the exclusivity/non-compete restrictions so that Pfizer could develop a CD20 biosimilar product in exchange for a one-time payment of $2.5 million and future royalties of 2.5% on any CD20 biosimilar product commercialized by Pfizer in the future. We do not have future performance obligations under this agreement. We applied the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by Pfizer were recognized in the quarter the product is sold.

Given royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Revenue recorded in the period covered by this report represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

Debt Modification

On March 30, 2021, we amended our Credit Agreement with MidCap Financial (First Amendment to Credit Agreement) and used $10 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25 million to $15 million. The amended Credit Agreement was accounted for under ASC 470-50, Debt Modifications and Extinguishments as a debt modification, rather than an extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Unamortized issuance costs as of the date of modification will be amortized to interest expense using the effective interest method over the repayment term.

On June 7, 2022, we further amended the Credit Agreement with MidCap Financial (Limited Consent and Second Amendment to Credit Agreement) to obtain MidCap Financial’s limited consent to amend the Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

Additionally, on August 30, 2022, we amended our Credit Agreement with MidCap Financial (Third Amendment to Credit Agreement) to replace the London Interbank Offered Rate (“LIBOR”) benchmark with the Secured Overnight Financing Rate plus 0.10% (“SOFR”), which is regulated by the Federal Reserve Bank of New York. Aptevo amended our Credit Agreement due to United Kingdom’s Financial Conduct Authority’s (“FCA”) planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 24, 2022. Our other significant accounting policies have not changed materially from the policies previously reported.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04, Reference Rate Reform (Topic 848) to provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The FCA, which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023.

We evaluated ASC 848, Reference Rate Reform, as part of our August 30, 2022 amendment to Credit Agreement with MidCap Financial (see Note 6). The adoption of ASC 848 did not have a material impact on our consolidated financial statements.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred payment from Medexus	165	80	492	399
Gain on contingent consideration from Saol	—	—	—	227
Income from discontinued operations	$165	$80	$492	$626

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and milestones. For the nine months ended September 30, 2022, we collected $0.5 million in deferred payment from Medexus related to IXINITY sales. For the nine months ended September 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payments of $0.4 million from Medexus related to IXINITY sales. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022.

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

For the three months ended September 30, 2022 and 2021, we recorded approximately $0.6 million and $0.1 million in our research and development expense related to the Collaboration Agreement, respectively.

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

At September 30, 2022 and December 31, 2021, we had $18.4 million and $41.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At September 30, 2022 and December 31, 2021, we did not have any Level 2 or Level 3 assets.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, which are time deposits, includes $0.4 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Cash	$3,731	$3,841
Cash equivalents	18,419	41,203
Restricted cash	427	1,259
Total cash, cash equivalents, and restricted cash	$22,577	$46,303

Note 6. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Certain assets of the Company are pledged as collateral under the terms of the Credit Agreement. The FCA, which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. Our 2020 Credit Agreement with MidCap Financial referenced one-month LIBOR and also provided that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

Additionally, on August 30, 2022, we amended our Credit Agreement with MidCap Financial to replace the LIBOR benchmark with SOFR, which is regulated by the Federal Reserve Bank of New York. We amended our Credit Agreement due to FCA’s planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

As of September 30, 2022, we classified $2.0 million of the remaining $3.9 million principal of the amended Credit Agreement to current portion of long-term debt on the unaudited condensed consolidated balance sheet.

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

The following table presents the changes in the liability in the period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Liability related to sale of royalties, beginning balance	$31,045	$—
Proceeds from sale of royalties, net of transaction costs	—	33,900
Proceeds from milestone payments, net of transaction costs	9,500	—
Non-cash interest expense	3,416	3,709
RUXIENCE royalties paid by Pfizer to HCR	(6,779)	(5,529)
Gain from extinguishment of liability related to sale of royalties	(37,182)	—
Liability related to sale of royalties, ending balance	—	32,080
Current portion of liability related to sale of royalties	—	(13,369)
Liability related to sale of royalties, non-current	$—	$18,711

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

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of September 30, 2022, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the three and nine months ended September 30, 2022 and 2021, we recorded $0.2 million and $0.6 million related to variable lease expense, respectively.

Equipment Leases - Operating

As of September 30, 2022, we had operating leases for four copiers in our Seattle, Washington headquarters. The future expense for these leases will be straight-line and will include any variable expenses that arise.

Equipment Lease – Financing

As of September 30, 2022, we did not have any lease classified as a financing lease. There were no financing lease payments in the three and nine months ended September 30, 2022.  As of September 30, 2021, we had one equipment lease classified as a financing lease and the lease transferred ownership of the underlying asset to us at the end of the lease term in 2020. There were no financing lease payments in the three and nine months ended September 30, 2021.

Components of lease expense:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2022	2022	2021	2021
Operating lease cost	$299	$978	$395	$1,185
Finance lease cost:
Amortization of right-of-use assets	—	2	2	5
Total lease cost	$299	$980	$397	$1,190

Right of use assets acquired under operating leases:

	As of September 30,	As of December 31,
(in thousands)	2022	2021
Operating leases, excluding Seattle office lease	$2	$7
Seattle office lease, including amendment	5,406	1,577
Total operating leases	$5,408	$1,584

Lease payments:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2022	2021
For operating leases	$779	$1,053

The long-term portion of the lease liabilities is $6.2 million and the remainder of our lease liabilities are included in other current liabilities on our unaudited condensed consolidated balance sheets.

As of September 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 7.6 years and 12.03%. As of September 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 1.6 years and 14.46%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(7,809)	$(7,077)	$12,177	$(22,811)
Income from discontinued operations	165	80	492	626
Net (loss) income	$(7,644)	$(6,997)	$12,669	$(22,185)

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(1.53)	$(1.45)	$2.42	$(4.94)
Diluted	$(1.53)	$(1.45)	$2.42	$(4.94)
Basic and diluted net income per share from discontinued operations:
Basic	$0.03	$0.02	$0.10	$0.14
Diluted	$0.03	$0.02	$0.10	$0.14

Shares used in calculation:
Basic	5,090,592	4,891,881	5,017,684	4,617,357
Diluted	5,090,592	4,891,881	5,019,552	4,617,357

The following table represents all potentially dilutive shares:

	As of September 30,
(in thousands)	2022	2021
Warrants	351	351
Outstanding options to purchase common stock	366	350
Unvested RSUs	227	64

We use the treasury stock method when determining dilutive shares. As of September 30, 2022, we determined that outstanding warrants and options are not dilutive as the exercise prices were higher than our average share price for the three and nine months ended September 30, 2022. Unvested RSUs are the only dilutive shares included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2021, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share calculation.

Note 10. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the nine months ended September 30, 2022, the Company issued 78,285 shares of common stock under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the nine months ended September 30, 2021.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement (2022 Purchase Agreement) and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. We did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the nine months ended September 30, 2022. In the nine months ended September 30, 2021, we issued approximately 0.4 million shares of common stock to Lincoln Park under the 2018 Purchase Agreement and received $10.2 million in proceeds from issuance of these shares.

Rights Plan

On November 8, 2020, our Board of Directors (Board) approved and adopted a Rights Agreement, dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020.  When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022 and further amended on November 4, 2022 to extend the expiration of such agreement to November 4, 2023.

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

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of September 30, 2022, there are approximately 0.4 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$51	$80	$128	$491
General and administrative	308	239	1,316	973
Total stock-based compensation expense	$359	$319	$1,444	$1,464

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Expected volatility	105.56%	97.59%	106.24%	99.30%
Risk-free interest rate	2.96%	0.96%	1.71%	2.73%
Expected average life of options	5 years	6 years	5 years	5 years

Management has applied an estimated forfeiture rate of 30% for the three and nine months ended September 30, 2022, and 20% and 22% for the three months and nine months ended September 30, 2021, respectively. Expected volatility increased as our stock price fluctuated from a low of $2.95 to a high of $4.59 for the three months ended September 30, 2022, compared to a low of $15.01 to a high of $22.16 for the three months ended September 30, 2021.

The following is a summary of option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	334,412	$19.17	8.70	$43
Granted	69,588	5.61	—	—
Exercised	(85)	6.97	—	21
Forfeited	(37,945)	25.82	—	—
Outstanding at September 30, 2022	365,970	15.83	7.63	—
Exercisable at September 30, 2022	185,256	13.74	6.52	—
Vested and expected to vest at September 30, 2022	311,028	15.72	7.40	—

As of September 30, 2022, we had $2.1 million of unrecognized compensation expense related to options expected to vest over a weighted average remaining vesting period of 1.6 years. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2022 and 2021 was $4.35 and $23.60, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $0 and $0.4 million, respectively. The total fair value of stock options vested for the nine months ended September 30, 2022 and 2021 was $1.3 million and $1.6 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2022 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2021	56,810	$30.66
Granted	199,604	5.05
Vested	(15,699)	30.88
Forfeited	(13,276)	22.37
Outstanding and expected to vest at September 30, 2022	227,439	$8.65

As of September 30, 2022, there was $1.7 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted average period of 1.8 years. As of September 30, 2021, there was $1.7 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted average period of 2.4 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the three months ended September 30, 2022 and 2021, the Company did not have any of its warrants exercised. As of September 30, 2022 and 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, royalty payments, the achievement of milestones and receipt of future payments, projected costs, prospects, plans, intentions, expectations, clinical trial results, compliance with listing requirements, future macroeconomic conditions and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “should”, “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from those anticipated or implied in the forward-looking statements that we make.  Therefore, you should not place undue reliance on our forward-looking statements. Our forward-looking statements in this Quarterly Report on Form 10-Q are based on current information and we do not assume any obligation to update any forward-looking statements except as required by the federal securities laws.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapeutic candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidate, APVO436, and preclinical candidates, ALG.APV-527 and APVO603, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate, APVO442, was developed using our ADAPTIR-FLEX™ modular protein technology platform. Currently, APVO436 is being evaluated in an open-label, multi-center, multi-cohort Phase 1b expansion trial in the U.S. We filed an IND with the FDA for ALG.APV-527 in the second half of 2022 and received a “may proceed” notification, allowing us and our partner, Alligator, to initiate a multi-center Phase 1 clinical trial.

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

Recent Developments:

Announced acceptance of a poster presentation at 64th American Society of Hematology (ASH) Annual Meeting and Exposition being held December 10-13 in New Orleans, Louisiana. The poster, entitled “Updated Results from a Phase 1 Study of APVO436, a Novel Bispecific Anti-CD123 x Anti-CD3 ADAPTIR™ Molecule, in Relapsed/Refractory Acute Myeloid Leukemia and Myelodysplastic Syndrome” will be presented on Sunday, December 11, 2022 from 6:00 PM-8:00 PM Central Time.

We submitted an IND with the FDA for ALG.APV-527 and received a “may proceed” notification on September 19, 2022, allowing us to initiate a multi-center Phase 1 clinical trial evaluating the compound for the treatment of 5T4-expressing tumors in multiple solid tumor malignancies. We and our partner, Alligator, are working to initiate this trial in the US.

Continued dosing patients in our Phase 1b expansion program evaluating APVO436 for the treatment of acute myeloid leukemia in both combination therapy and monotherapy.

On August 30, 2022, we amended our Credit Agreement with MidCap Financial to replace the LIBOR benchmark with SOFR, which is regulated by Federal Reserve Bank of New York. We amended our Credit Agreement due to FCA’s planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

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

Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021

Royalty Revenue

For the three and nine months ended September 30, 2022, royalty revenue was $0 and $3.1 million, respectively. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 7). As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE. For the three and nine month ended September 30, 2021, royalty revenue was $3.1 million and $8.6 million, respectively. The royalty revenue from Pfizer related to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer.

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

In order to non-dilutively address a Nasdaq listing compliance matter, on June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement), pursuant to which we agreed to forego our right to receive 50% of RUXIENCE royalty revenue if HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement continues to include the opportunity to earn up to $22.5 million of additional Milestone Amounts (up to $12.5 million and $10 million for 2022 and 2023, respectively). The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to HCR’s rate of return and therefore was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities, resulting in recognition of  $37.2 million gain, which was the total balance of the liability related to the sale of royalties on the closing date.

Research and Development Expenses

We expense research and development costs as incurred. These expenses consist primarily of the costs associated with our research and development activities, including conducting non-clinical studies and clinical trials, fees to professional service providers for analytical testing, consulting costs, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses include:

•	employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•	consulting costs related to our clinical and pre-clinical programs;
•	external research and development expense incurred under agreements with third-party contract research organizations (CRO’s) and investigative sites;
•	manufacturing material expense for third-party manufacturing; and,
•	overhead costs such as rent, utilities and depreciation.

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as site initiation, patient enrollment and clinical trial site monitoring, and key non-clinical activities due to the ongoing COVID-19 pandemic. While a number of our programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$1,730	$1,162	$568
Preclinical program, general research and discovery	2,747	3,205	(458)
Total	$4,477	$4,367	$110

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$4,532	$3,663	$869
Preclinical program, general research and discovery	8,676	10,788	(2,112)
Total	$13,208	$14,451	$(1,243)

For the three months ended September 30, 2022, research and development expenses increased by $0.1 million, to $4.5 million from $4.4 million for September 30, 2021. The increase in the third quarter was primarily due to higher spending on our APVO436 clinical trial as we continue to advance that trial in our Phase 1b expansion program. For the nine months ended September 30, 2022, research and development expenses decreased by $1.2 million, to $13.2 million from $14.4 million for September 30, 2021. The decrease was primarily due to lower spending on preclinical projects and employee costs. The decrease was partially offset by higher spending on our APVO436 clinical trial as we continue to dose patients in our Phase 1b expansion program.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended September 30, 2022, general and administrative expenses decreased by $0.2 million, to $3.3 million from $3.5 million for September 30, 2021. The decrease in the third quarter is primarily due to lower employee and consulting costs. For the nine months ended September 30, 2022, general and administrative expenses decreased by $0.6 million, to $10.9 million from $11.5 million for September 30, 2021. The decrease is primarily due to lower employee costs and lower costs related to responding to stockholder activism matters.

Other Income (Expense), Net

Other income (expense), net consists primarily of gain on extinguishment of liabilities, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Expense, Net

Other expense, net was $0.3 million and $4.0 million for the three and nine months ended September 30, 2022, respectively. Other expense, net was $2.3 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. This decrease is primarily due to significant decrease of non-cash interest expenses recorded for the same periods in 2022. We no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated liability related to the sale of royalties. Additionally, interest expense on our MidCap Credit Agreement has decreased due to principal payments made in 2022.

Gain on Extinguishment of Liability Related to Royalties

We recorded $37.2 million in other income for the nine months ended September 30, 2022, due to our Amendment to Royalty Purchase Agreement (see Note 7). We did not have any such gain for the comparative period in the prior year.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred payment from Medexus	165	80	492	399
Gain on contingent consideration from Saol	—	—	—	227
Income from discontinued operations	$165	$80	$492	$626

For the nine months ended September 30, 2022, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales. For the nine months ended September 30, 2021, we collected $0.2 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and a deferred payment of $0.4 million received from Medexus related IXINITY sales. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(15,083)	$(17,799)
Investing activities	(29)	(595)
Financing activities	(8,614)	29,237
(Decrease) increase in cash, cash equivalents, and restricted cash	$(23,726)	$10,843

Net cash used in operating activities of $15.1 million for the nine months ended September 30, 2022 was primarily due to changes in working capital accounts and our operating cash burn. Net cash used in operating activities of $17.8 million for the nine months ended September 30, 2021, was primarily due to our net loss of $22.2 million and changes in working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was due to purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2022 was primarily due to the $11.8 million of repayments of the MidCap Financial term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from HCR related to the sale of royalties, net of $0.5 million transaction costs, and $0.4 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler. Net cash provided by financing activities for the nine months ended September 30, 2021, was primarily due to the $35.0 million received from HCR related to the Royalty Purchase Agreement, net of $1.1 million transaction costs, $10.2 million received from the common stock sold to Lincoln Park, and $1.3 million proceeds received from exercise of warrants and stock options. This was offset by the $10.5 million repayment of the MidCap Financial term loan and $5.5 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement.

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

IXINITY Royalty Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. In addition to the payment received at closing, the Company receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones from Medexus in the future. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022. For the nine months ended September 30, 2022, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the nine months ended September 30, 2022, the Company issued 78,285 shares of common stock under the Equity Distribution Agreement. We received $0.4 million in proceeds from issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the three or nine months ended September 30, 2021.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Registration Statement

On December 14, 2020, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale of up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement. On March 29, 2022, we filed an amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Equity Distribution Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022, the Company did not have any of its warrants exercised. For the nine months ended September 30, 2021, certain holders of the Company’s warrants exercised warrants with strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of September 30, 2022 and 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $22.1 million, restricted cash of $0.4 million and an accumulated deficit of $201.4 million as of September 30, 2022.

For the nine months ended September 30, 2022, net cash used in our operating activities was $15.1 million.

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

Due to the ongoing COVID-19 pandemic, including if any new variants emerge, and macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, and rising inflation, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the ongoing COVID-19 pandemic and macroeconomic environment, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future deferred payments and milestones related to IXINITY sales and approvals by Medexus, and release of restricted cash securing letters of credit, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

There are numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to raise additional capital when needed or on acceptable terms;
•	future profitability given our historical losses;
•	our ability to attract, motivate and retain key personnel;
•	the impact of the ongoing COVID-19 pandemic to our business, including clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials, and obtaining regulatory approvals for our product candidates;
•	our ability to obtain regulatory clearance to commence clinical trials for product candidates;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the effects of macroeconomic conditions, including rising inflation, interest rates and supply chain constraints;
•	our ability to successfully develop our ADAPTIR or ADAPTIR-FLEX platforms;
•	the terms of our credit agreement and potential restrictions to our operations and availability of cash for investment in our business operations;
•	the results of our current and planned preclinical studies and clinical trials;
•

the scope, progress, results, and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials, including whether clinical trial results will be consistent with the past data;

•

our reliance on third parties to effectively conduct our clinical and non-clinical trials, and to effectively carry out their contractual duties, comply with regulatory requirements or meet expected deadlines;

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

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. Due to the ongoing COVID-19 pandemic, including if any new variants emerge, and macroeconomic factors, we may experience delays in clinical trials and non-clinical work, and opportunities to partner our product candidates, due to financial and other impacts on potential partners.

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

On August 5, 2020, we entered into a new Credit Agreement, with MidCap Financial which was subsequently amended. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Additionally, the Company used the $10 million milestone payment received on March 8, 2022, pursuant to our Royalty Purchase Agreement with HCR to further pay down the outstanding principal down to $5 million.

On June 7, 2022, the Company further amended its Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend its Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

Additionally, on August 30, 2022, we amended our Credit Agreement with MidCap Financial to replace the LIBOR benchmark with SOFR, which is regulated by the Federal Reserve Bank of New York. Aptevo amended our Credit Agreement due to FCA’s planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 24, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

The following is a summary of the material risks to our business, operations, and ownership of our common stock:

•	We will require additional capital and may be unable to raise capital when needed or on acceptable terms.
•	We have a history of losses and may not be profitable in the future.
•	Our success is dependent on our continued ability to attract, motivate and retain key personnel, and any failure to attract or retain key personnel may negatively affect our business.
•	The ongoing COVID-19 pandemic, including the identification of new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.
•

If we experience delays or difficulties in the commencement, site initiation, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

•	Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize our product candidates.
•	We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.
•	We face and will continue to face substantial competition and our failure to effectively compete may prevent us from achieving significant market penetration for our product candidates, if approved.
•	Our business is affected by macroeconomic conditions, including rising inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints.
•	We may not be successful in our efforts to use and further develop our ADAPTIR or ADAPTIR-FLEX platforms.
•	If we are unable to protect our intellectual proprietary rights, our business could be harmed.
•	Actions of activist stockholders against us have been and could be disruptive and costly and may cause uncertainty about the strategic direction of our business.
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

We have experienced significant operating losses in the past. For the nine months ended September 30, 2022, we had net income of $12.2 million compared to $22.2 million net loss for the same period in 2021. The net income for the nine months ended September 30, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of September 30, 2022, we had an accumulated deficit of $201.4 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the ability to receive Milestone Amounts under the Royalty Purchase Agreement with HCR, access to credit under the Credit Agreement with MidCap Financial, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and take to market our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2022, we had cash, cash equivalents, and restricted cash in the amount of $22.6 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•	the level, timing and receipt of any milestone or deferred payments under our agreement with Medexus with respect to the sales of IXINITY;
•	whether and to what extent future milestone payments are received under our Amendment to Royalty Purchase Agreement with HCR;
•	the extent to which we invest in products or technologies;
•	the ability to satisfy the payment obligations and covenants under any future indebtedness;
•	the ability to secure partnerships and/or collaborations that generate additional cash;
•	capital improvements to our facilities;
•	the scope, progress, results, and costs of our development activities;
•	clinical development costs, timing, and other requirements to complete dosing of our Phase 1b clinical trial for APVO436, as well as future clinical trials; and
•	the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising interest rates, economic uncertainty and volatility in the capital market. Future issuances of common stock may include, but not be limited to, (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park, (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants or (iv) the issuance of common stock in a firm commitment offering. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, or declaring dividends. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Our business is affected by macroeconomic conditions, including rising inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints.

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

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties were earned at the rate of 2% of net revenue through June 2022. As of June 30, 2022, royalty rate on net revenue of IXINITY increased to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so.  Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives.  Due to the effect of the ongoing COVID-19 pandemic on the current and future environment for clinical development and regulatory approval, Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future deferred payments from Medexus due to the macroeconomic environment and ongoing COVID-19 pandemic. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. The Company received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. The Company is eligible to receive additional payments in the aggregate of up to $22.5 million based on achievement of sales milestones in 2022 and 2023. In order to non-dilutively address a Nasdaq listing compliance matter, on June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement), pursuant to which we agreed to forego our right to receive 50% of RUXIENCE royalty revenue if HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement continues to include the opportunity to earn up to $22.5 million of additional Milestone Amounts (up to $12.5 million and $10 million for 2022 and 2023, respectively).

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Financial Officer, Jeffrey G. Lamothe, our General Counsel, SoYoung Kwon, our Senior Vice President of Finance, Daphne Taylor, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Moreover, we have experienced increased levels of attrition. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business. In addition, we have experienced and may experience an impact on the health of key personnel due to the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic, including the identification of new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.

Since March of 2020, a novel strain of coronavirus, COVID-19, has spread through the world, including the United States. The COVID-19 pandemic has caused severe global economic and societal disruptions and uncertainties, and we have experienced disruptions that have impacted our business and clinical trials. Although nearly all of the restrictions placed to reduce the spread of COVID-19 have been lifted and COVID-19 vaccines are available, we may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees. In addition, global recovery has been inconsistent.  For example, the People’s Republic of China continues to have lock-downs which is impacting the macroeconomic environment.

The extent to which the direct and indirect effects of the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  For example, new variants may emerge and may result in the need to delay initiation of trial sites, suspend enrollment into studies, patient withdrawals, postponement of preclinical studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees and the FDA or comparable foreign regulatory authorities.  The foregoing may also impact the integrity of our study data. The pandemic could further impact our ability to interact with the FDA or other regulatory authorities, and may result in delays in the conduct of inspections or review of pending submissions.

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

The change to the deductibility of our research and development expenditures enacted under the Tax Cuts and Jobs Act (“TCJA”) could increase the amount of taxes to which we are subject and our effective tax rate.

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

We are conducting our Phase 1b clinical trial with APVO436 and none of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our APVO436 clinical trial is an open-label study and is conducted at a limited number of clinical sites on a limited number of patients.  An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug.  Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates.

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. For example, we released preliminary data regarding our APVO436 Phase 1b clinical trial study which may change or be inconsistent with future results. Even in situations where a clinical stage candidate appears to be benefiting a patient, that benefit may not be of a permanent nature. Top line and interim data also remain subject to audit and verification procedures, that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

•

regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or Risk Evaluation and Mitigation Strategy (REMS) requirements to maintain regulatory approval;

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

We submitted an IND for ALG.APV-527 to the FDA in the second half of 2022 for which we received a “may proceed” notification from FDA. However, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of future INDs will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in the commencement, site initiation, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

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

Our inability to enroll a sufficient number of patients for clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Site initiation and enrollment delays in our clinical trials may result in increased development costs for our product candidates, delays in the availability of preliminary or final results, and delays to commercially launching our product candidates, if approved, which may cause the value of our company to decline and limit our ability to obtain additional financing.

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
•

regulatory authorities may require implementation of a REMS, Field Safety Corrective Actions or equivalent, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising;

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

If CROs or other third parties assisting us or our study sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement action.  We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under GMPs and similar regulations outside of the United States. Our failure, or the failure of our product candidate manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, or conduct additional trials, which would increase our development costs and delay or impact the conduct of our preclinical studies, clinical trials, and the likelihood of regulatory approval.

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

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. We depend on a limited number of third-party suppliers for the production of our product candidates. Accordingly, our ability to develop and deliver product candidates in a timely and competitive manner and to enable us to conduct our development programs depends on our third-party manufacturers being able to continue to meet our ongoing clinical trial needs and perform their contractual obligations. In order to successfully develop and commercialize our product candidates in a timely manner, we and our third-party manufacturers must be able to develop and execute on manufacturing processes and reach agreement on contract terms.

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

All of our current product candidates are biologics. Our product candidates must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction or replacement and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation and contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Due to the ongoing COVID-19 pandemic, our third-party manufacturers may experience difficulties, such as supply shortages, that impact our product candidates and production timelines.

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

We and our third-party manufacturers may not be able to meet these manufacturing process requirements for any of our current product candidates, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. Due to the direct and indirect effects of the ongoing COVID-19 pandemic, our third-party manufacturers may experience difficulties that impact our product candidates. If we are unable to develop manufacturing processes for our clinical product candidates that satisfy these requirements, we will not be able to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost-effective manner, and as a result, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

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

We have in the past and may in the future conduct clinical trials outside the U.S. and the FDA and foreign regulatory authorities may not accept those data in support of the further development or approval of our product candidates. The acceptance of trial data from clinical trials conducted outside the United States by the FDA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb, Cellectis, Chinook Therapeutics, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, Harpoon Therapeutics, ImmunoGen, Inc., Immunomedics, Inc., Inhibrx Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Pieris Pharmaceuticals, Inc., ProMab Biotechnologies, Sanofi-Aventis US LLC, Strike Pharma, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc., Y-mAbs Therapeutics, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

We have an application pending that covers the APTEVO THERAPEUTICS trademark and received a notice of allowance from the USPTO for the APTEVO BIOTHERAPEUTICS and APTEVO RESEARCH AND DEVELOPMENT trademarks in August 2022. We refer to these trademarks as our house marks. If a third party opposes any of these house marks and we are unable to reach settlement prior to the commencement of an opposition proceeding, we may incur significant expense in the course of participating in the opposition process, which can be expensive and lengthy. Any settlement with a third party may result in our agreeing to be subject to restrictions on our use of the relevant house mark. In addition, if we are unsuccessful in an opposition against a house mark, we would lose the ability to obtain trademark registration for one or more uses of the relevant mark both in the United States and in other territories which could have a material and adverse effect on our business.

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

Risks Related to Collaborations and Other Transactions

We may not be successful in establishing and maintaining collaborations and entering into other transactions that leverage our capabilities in pursuit of developing and commercializing our product candidates and any such collaborations and transactions, if any, could result in financial results that differ from market expectations.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance. Due to the ongoing COVID-19 pandemic and macroeconomic factors, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

In addition, in the normal course of business, the Company engages in discussions with third parties regarding possible strategic alliances, joint ventures, acquisitions, divestitures and business combinations to further develop or commercialize our product candidates. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter or over the long term. Furthermore, efforts to engage in such transactions require varying levels of management resources, which may divert the Company’s attention from other business operations. Any transactions we engage in could result in our financial results differing materially from market expectations.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since August 1, 2016 and up to September 30, 2022, the reported closing price of our common stock has fluctuated between $2.95 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine, and macroeconomic conditions, including rising inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Under Delaware law, our certificate of incorporation, and our by-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current, and future investigations and litigation. In order to reduce the risk of expense of these obligations, we maintain directors’ and officers’ liability insurance. A significant change in the Company’s risk profile, such as the Tang Ownership Change, could increase the cost to us of our directors’ and officers’ liability insurance coverage or the coverage thereunder may be reduced or terminated in full. In the event that the coverage under our directors’ and officers’ liability insurance is reduced or terminated, we will be required to pay the expenses of indemnifying our current and former directors and officers in their defense of current and future investigations and litigation, which expenses may be significant. The increased costs to us of our directors’ and officers’ liability insurance coverage, or our indemnification obligations if our directors’ and officers’ liability insurance coverage is reduced or terminated, could result in the diversion of our financial resources, and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

On April 1, 2022, the Company received a letter from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the year ended December 31, 2021, the Company reported stockholders’ equity of $1,216,000, and, as a result, did not satisfy Listing Rule 5550(b)(1). In the second quarter of 2022, the Company regained compliance with the Nasdaq Listing Rule.

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

Moreover, we currently have a short-term stockholder rights agreement in effect. This rights agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022 and further amended on November 4, 2022 to extend the expiration of such agreement to November 4, 2023. This rights agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

Our by-laws include a forum selection clause, which may impact your ability to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or by-laws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect your ability to seek legal redress.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form 8-K.

On November 8, 2022, in connection with the new Securities and Exchange Commission rules and changes to the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law (the "DGCL"), the discontinuation of the practice of discretionary broker voting of uninstructed shares by several major brokerage firms and the Company’s increased levels of retail ownership, the Board of Directors (the “Board”) of Aptevo Therapeutics Inc. (the “Company”) approved amendments to the Company’s Amended and Restated By-laws (the “By-laws”), effective immediately.

The amendments to the By-laws, among other things:

•	Modify the provisions relating to adjournment procedures and availability of lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the DGCL;
•

Modify the provisions for determining the presence of a quorum at all meetings of stockholders, to provide that: (i) the presence, in person, by remote communication, if applicable, or by proxy, of the holders of one-third of the voting power of the capital stock issued and outstanding and entitled to vote on one or more matters to be voted on at the meeting shall constitute a quorum; and (ii) where a separate vote by a class or classes or series is required, except where otherwise provided by law or by the Company’s Restated Certificate of Incorporation or the By-laws, the presence, in person, by remote communication, if applicable, or represented by proxy duly authorized of one-third of the voting power of the outstanding shares of such class or classes or series, shall constitute a quorum entitled to take action with respect to that vote on that matter;

•

Address matters relating to Rule 14a-19 under the Exchange Act (the "Universal Proxy Rules"), including providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements and adding a requirement to notify the Company as to whether the stockholder intends to solicit proxies for at least 67% of the voting power of the Company’s capital stock;

•

Enhance informational and procedural requirements in connection with stockholder nominations of directors at stockholder meetings, including (i) implementing the requirement that proposed nominees complete a questionnaire with respect to their background and qualifications and (ii) mandating that the number of nominees a shareholder may nominate for election at the annual meeting of the stockholders may not exceed the number of directors to be elected at such annual meeting; and

•	Provide that any proxies received for disqualified or withdrawn Board nominees will be treated as abstentions.

The foregoing description of the Company’s amended By-laws is qualified in its entirety by the full text of the By-laws, as amended, filed as Exhibit 3.1 hereto and incorporated herein by reference

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated By-laws of the Company, as amended and restated on November 8, 2022.

10.1*	Third Amendment to Credit and Security Agreement dated August 30, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: November 10, 2022	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
Executive Vice President and Chief Financial Officer