Form 10-K
period 2022-12-31
Aptevo Therapeutics Inc.
filed 2023-03-30
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $18 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2022, the last trading day of the fiscal quarter.

Excludes an aggregate of 51,342 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 30, 2023, the number of shares of Registrant’s common stock outstanding was 7,239,471.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Aptevo,” and the “Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

ii

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, including the timing of future clinical trials, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any forward-looking statements are based upon management’s assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and are subject to a number of risks and uncertainties. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from the plans, intentions, expectations and objectives underlying or disclosed in the forward-looking statements that we make. Therefore, you should not place undue reliance on our forward-looking statements. Some factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current information and we do not assume any obligation to update any forward-looking statements except as required by the federal securities laws.

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Item 1. Business.

OVERVIEW

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidates, APVO436 and ALG.APV-527, and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities. We have developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules using our protein engineering, preclinical development, process development, and clinical development capabilities.

STRATEGY

We seek to grow our business by, among other things:

Advancing our lead clinical stage candidate, APVO436, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. Based on the positive results from our Phase 1 dose escalation and dose expansion study, we plan to initiate a Phase 2 clinical trial in the second half of 2023 to continue to assess efficacy of APVO436 in combination with Venetoclax and Azacitidine for the treatment of acute myelogenous leukemia (AML).

Advancing our solid tumor candidate, ALG.APV-527, developed in partnership with Alligator Bioscience AB (Alligator), further in the clinic. Aptevo and Alligator continue to investigate ALG.APV-527 for the treatment of multiple 5T4-tumor expressing antigens in multiple solid tumor indications in a first-in-human Phase I clinical study that started in the first quarter of 2023. We are currently enrolling new patients. ALG.APV-527 targets the 4-1BB co-stimulatory receptor (on T lymphocytes and NK cells) and 5T4 (solid tumor antigen) and is designed to promote anti-tumor immunity.

Continued development and advancement our preclinical candidates, APVO603 (targeting 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family), APVO442 (targeting Prostate Specific Membrane Antigen (PSMA), a tumor antigen that is highly expressed on prostate cancer cells and CD3), and APVO711 (an anti-PD-L1 x anti-CD40 compound). We continue advance APVO603 and APVO442 through preclinical and IND-enabling studies. In January 2023, we filed a provisional patent with the U.S. Patent and Trademark Office (USPTO) pertaining to APVO711, with the potential to treat a range of solid malignancies such as head and neck cancer. APVO711 is a dual mechanism bispecific antibody candidate that is designed to provide synergistic stimulation of CD40 on antigen presenting cells while simultaneously blocking the PD-1/PD-L1 inhibitory pathway to potentially promote a robust anti-tumor response. Preclinical studies are planned to further evaluate the mechanism of action and efficacy of APVO711.

Development of novel bispecific and multi-specific proteins for the treatment of cancer using our ADAPTIR and ADAPTIR-FLEX platforms. We have expertise in molecular and cellular biology, immunology, oncology, pharmacology, translational sciences, antibody engineering and the development of protein therapeutics. This includes target validation, preclinical proof of concept, cell line development, protein purification, bioassay and process development and analytical characterization. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional monospecific, bispecific, and multi-specific protein immunotherapies for development, potentially with other collaborative partners, to exploit the potential of the ADAPTIR and ADAPTIR-FLEX platforms. We will select novel candidates that have the potential to demonstrate proof of concept early in development. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need.

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to pursue collaborations with other biotechnology and pharmaceutical companies, academia, and non-governmental organizations to advance our product portfolio.

PLATFORM TECHNOLOGY AND PRODUCT CANDIDATES

Characteristics	Technology
	ADAPTIR	ADAPTIR-FLEX
Drug Targeting	Bind up to two targets	Bind up to four targets
Genetic and Structural Format	Single gene that assembles into a homodimer based on an antibody backbone	Two genes that assemble into a heterodimer based on a mutated antibody backbone
Half-life	Contains Immunoglobulin Gamma 1 Fc Demonstrated antibody-like half-life in mice
Effector Function	Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function
Manufacturing	Antibody-like manufacturing processes
Current Pipeline Candidates	APVO436 (CD123 x CD3) ALG.APV-527 (41BB x 5T4) APVO603 (41BB x OX40) APVO711 (PD-L1 x CD40)	APVO442 (PSMA x CD3)

Platform Technology

ADAPTIR and ADAPTIR-FLEX Platform Technologies. The ADAPTIR and ADAPTIR-FLEX platform technologies can be used to produce monospecific, bispecific, and multi-specific immunotherapeutic proteins. These protein candidates bind to one or more targets on tumor cells, immune cells, or other cells in circulation to either amplify, suppress, or otherwise regulate the body’s defense mechanisms to treat cancer. We focus on developing drugs for treatment of oncology indications, but also may pursue other indications, including inflammatory diseases. We believe we are well positioned for the development of monospecific, bispecific, and multi-specific therapeutics, which are antibody-based molecules that can bind one or more targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) and ADAPTIR-FLEX platform technologies. This allows us to take an innovative approach to cancer immunotherapy or treatment of other diseases.

ADAPTIR and ADAPTIR-FLEX molecules are similar to antibodies; they can exhibit similar therapeutic properties to an antibody but can be easily modified to either eliminate or incorporate activities, while maintaining a similar size, stability, half-life and manufacturing advantages of a monoclonal antibody. The ADAPTIR molecules are single-chain polypeptides comprising customized elements, including a protein domain that binds to one or more targets connected to the hinge domain and a set of antibody constant domains known as the fragment crystallizable region, or Fc region of a human antibody. A second protein binding domain can be connected to the Fc region using a linker. The antibody Fc region can elicit an immune response by binding to the corresponding Fc receptors found on various immune cells such as natural killer (NK) cells, and other cells bearing Fc receptors to mediate antibody-dependent cell cytotoxicity resulting in killing the target. With the ADAPTIR platform, the Fc region can be modified to enhance or eliminate these functions. Incorporation of the Fc region into the ADAPTIR platform also provides for an extended serum half-life by engaging recycling via the neonatal Fc receptor or FcRn. A longer serum half-life could potentially reduce dosing frequency and dose quantity. The ADAPTIR-FLEX molecules are comprised of at least two polypeptides that are comprised of customized elements similar to ADAPTIR candidates. The Fc region of these molecules can be modified to enable formation of a stable heterodimer. These candidates have similar mutations in the Fc region as ADAPTIR candidates to enable or eliminate binding to Fc receptors but retaining binding to FcRn to provide for an extended serum half-life.

The ADAPTIR platform technology enables the design of both monospecific and bispecific bi-valent protein therapeutics.

Bispecific
scFv or Protein Domain 1
Mutated IgG-Fc
• No ADCC
• No CDC
• FcRn binding
Linker
scFv or Protein Domain 2
Monospecific
scFv or Protein Domain 1

Bispecific ADAPTIR molecules are similar in structure to monospecific ADAPTIR molecules, with the exception that they have two customized target binding domains on the ends of the Fc region. We have created several bispecific molecules that are able to redirect T cell cytotoxicity (RTCC). T cells are white blood cells that fight infections and tumor cells. RTCC ADAPTIR molecules are designed to activate T cells to specifically kill tumor cells. The RTCC ADAPTIR does so by binding to a common T cell component CD3, a receptor complex that activates T cells, when engaging a specific tumor antigen on a specific tumor via the second binding domain, thereby activating the T cell to kill the tumor cell.

Our ADAPTIR-FLEX platform technology extends advantages of ADAPTIR technology to create protein therapeutics with varied specificity and valency and potentially new modes of action.

ADAPTIR-FLEX molecules are composed of two different polypeptides that form a hetero-dimer through modifying specific sequences in the Fc region of each polypeptide. Each end of the polypeptide may contain one or two different binding domains, enabling the ADAPTIR-FLEX molecules to bind up to four targets. In addition, the ADAPTIR-FLEX platform can be used to modify the valency of binding to each target, which means it can bind a target, through one binding domain or through multiple binding domains, to a specific target to enable modifying the strength of binding to a specific target.

We believe that ADAPTIR and ADAPTIR-FLEX are promising platform technologies within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR and ADAPTIR-FLEX molecules and monoclonal antibodies allow for the development of new immunotherapeutics that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our molecules, we can select the desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including, but not limited to, redirected T cell cytotoxicity (RTCC), modulating signals through immunostimulatory or immunoinhibitory receptors and targeted cytokine delivery. We believe we can expand our ADAPTIR and ADAPTIR-FLEX platforms to generate monospecifics, bispecifics, or multi-specifics that target tumor antigens in combination with co-stimulatory molecules, including TNF-Receptor family members and other activating or inhibitory signaling receptors. We believe the ADAPTIR and ADAPTIR-FLEX platform technologies may prove to have advantages over other immunotherapeutics and other bispecific T cell engaging technologies. In preclinical studies, our data indicates that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses with reduced cytokine release compared to other bispecifics targeting the same tumor antigen and CD3. The ADAPTIR and ADAPTIR-FLEX monospecifics, bispecifics, and multi-specifics can be produced using standard manufacturing practices. Further clinical and preclinical studies may not confirm the anticipated benefits of this platform.

Our ADAPTIR and ADAPTIR-FLEX platform intellectual property (IP) portfolio consists of IP that we solely own and control, with the exception of non-exclusive licenses to Chinese hamster ovary (CHO) cell lines and related expression systems, and a non-exclusive license to certain transgenic rodents of Open Monoclonal Technology, Inc.’s (OMT) OmniAb platform, which we non-exclusively license from various third parties. See “Intellectual Property” for additional information about the ownership rights to ADAPTIR and ADAPTIR-FLEX platform intellectual property.

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

Product Candidates

Our pipeline includes investigational clinical and preclinical stage anti-cancer drug candidates with clinical impact potential for treating both hematologic malignancies, also known as “liquid” tumors, and solid tumor malignancies.

APVO436. APVO436 is a bispecific ADAPTIR that is designed to engage CD3 and CD123 to redirect T-cells to destroy leukemia cells expressing the target CD123 molecule on their surface. We have finished enrollment into a multi-center, multi-cohort Phase 1b clinical trial to evaluate APVO436 in adult patients with AML both as monotherapy and in combination with current standard-of-care therapies (APVO436-5001). This antibody-like recombinant protein therapeutic candidate is designed to engage both leukemia cells and T-cells of the immune system and activate T cells via CD3 only when engaging CD123 to trigger the destruction of leukemia cells as well as leukemic stem cells. Importantly, CD123 is not only expressed on the leukemic blast cells but is also expressed on leukemic stem cells. APVO436 has been engineered using our proprietary ADAPTIR platform technology and is uniquely designed to reduce the likelihood and severity of cytokine release syndrome (CRS). APVO436 has received orphan drug designation ("orphan status") for the treatment of acute myelogenous leukemia from the U.S. Food and Drug Administration (FDA).

In Part 2 of APVO436-5001, which was the dose expansion part of this Phase 1b multi-center study, 5 cohorts of AML patients were planned to be enrolled to evaluate safety and efficacy. Cohorts included both monotherapy and combination therapy protocols. The dose expansion part of the trial evaluated the safety and tolerability of APVO436 when used as an adjunct to other therapies with MEC (Mitoxantrone, Etoposide, Cytarabine) or Venetoclax plus Azacitidine, and as a monotherapy, and to obtain a preliminary assessment of the anti-leukemia activity of APVO436 in both modalities. Aptevo has concluded enrollment and presented preliminary data at the 64th American Society of Hematology (ASH) annual meeting on December 11, 2022 for those cohorts where enrollment of patients occurred.

Overview of Cohorts and Study Design: This Phase 1b study was designed to enroll five (5) cohorts in parallel at up to 20 trial sites in the U.S. – up to 18 patients per cohort were planned for a total of up to 90 patients. At the 64th annual ASH meeting, data from cohorts with enrollment were presented. Following the analysis of promising data in Cohort 2, Aptevo decided to conclude enrollment and move forward with a Phase 2 study and explore APVO436 combination therapy with venetoclax and azacitidine in AML patients. The table below shows the originally planned Phase 1b cohort treatment paradigms.

Patients received APVO436 by intravenous dosing for up to four 28-day cycles. The objective of the trial was to evaluate safety, pharmacokinetics, and pharmacodynamics of APVO436. Forty-four AML patients were enrolled in the dose expansion part of the study across three cohorts.

The Company observed positive clinical data from its Phase 1b trial and summarized the safety profile and efficacy data in a heavily pretreated population in the table below. APVO436 was generally well tolerated, with the highest response rate of 82% composite clinical remission (Composite CR) and 73% complete remission/complete remission with incomplete hematologic recovery (CR/CRi) observed in Cohort 2 in Venetoclax naïve patients, where we saw 91% clinical benefit.

The table below shows the patient response rate to APVO436 treatment as of February 21, 2023 for patients enrolled in Cohorts 1, 2, and 3:

	Cohort 1	Cohort 2	Cohort 2 (Venetoclax naïve)	Cohort 3
Cohort Description	APVO436 + MEC	APVO436 + Ven/Aza	APVO436 + Ven/Aza	APVO436 only after CT induction
Patients enrolled, n	18	19	12	7
Patients evaluable, n	11	16	11	4
CR, n	5	5	5	0
CRi, n	0	3	3	0
MLFS, n	1	1	1	1
SD, n	3	3	1	2
CBR, %	82	75	91	75
Composite CR, %	55	56	82	25
CR/Cri %	45	50	73	0

Overall, patients had a median age of 63.5 years (range 25–84). The median number (range) of administered APVO436 cycles were 1.0 (1–4), 2.0 (1–4), 2.0 (1–4), and 3.0 (3–3) for Cohorts 1, 2, 3, and 5, respectively. The most common TEAEs (reported in ≥20%) were fatigue (33%), pyrexia (31%), hypokalemia (29%), nausea (24%), and anemia (21%). Ten of the 42 patients developed Cytokine Release Syndrome (CRS). The majority of cases were mild to moderate (grade 1 or 2). However, one patient experienced a treatment related grade 5 CRS event, although this case was highly confounded by sepsis and pneumonia which made a causality assessment difficult.

A potential complication associated with treatment using bispecific, T cell engaging antibodies is a systemic inflammatory syndrome known as CRS. CRS may occur within minutes to hours after infusion of the bispecific T cell engaging antibody or emerge as a delayed onset complication after several days. Clinical manifestations of CRS may range from mild to severe including hypotension, hypoxia, and uncontrolled systemic inflammatory response with circulatory collapse, vascular leakage, peripheral and/or pulmonary edema, renal failure, cardiac dysfunction, and fatal multiorgan system failure. Heart failure can also be a consequence of the systemic inflammatory syndrome of CRS. Another form of systemic inflammation a bispecific T cell engaging antibody can cause is Hemophagocytic Lymphohistiocytosis (HLH)/Macrophage Activation Syndrome (MAS) which shares many clinical and laboratory features with CRS. HLH/MAS is considered a form of CRS when it occurs after treatment with a bispecific T cell engaging antibody.

CRS cases occurred in some APVO436 patients in both the dose escalation as well as the dose expansion phases. These patients were effectively treated using the generally recommended standard CRS treatment, which includes the use of tocilizumab and dexamethasone, combined with standard supportive care. This has been confirmed to be generally effective in the APVO436 patients that have experienced CRS.

On November 26, 2019, the FDA granted Orphan Drug Designation for the treatment of acute myelogenous leukemia to APVO436, which grants us potential exclusive marketing and development rights, as well as eligibility for market exclusivity upon FDA approval of APVO436.

ALG.APV-527. ALG.APV-527 is a novel investigational bispecific ADAPTIR candidate, developed in partnership with Alligator Bioscience AB (Alligator), featuring a mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in several different types of cancer. 4-1BB, a co-stimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including malignant pleural mesothelioma, non-small cell lung, gastric/gastro-esophageal, head and neck squamous cell carcinoma, pancreatic, renal, ovarian, prostate, breast, cervical, colorectal, endometrial, and bladder cancers.

Aptevo and Alligator continue to advance ALG.APV-527 for the treatment of solid tumors and commenced a first-in-human study started in the first quarter of 2023. We continue to enroll new patients across the United States.

APVO603. APVO603 is a preclinical dual agonist bispecific ADAPTIR candidate designed to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family. Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of T cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the immunosuppressive tumor microenvironment. The targeted co-stimulation of 4-1BB and OX40 has the potential to promote an important immunological cascade, enhancing T cell activation, prolonging T cell survival, and improving tumor cell killing. Of note, this product candidate is not dependent on any one tumor antigen and has the potential to treat multiple solid tumors. IND-enabling studies continue for APVO603.

APVO442. APVO442 is a novel bispecific candidate based on the ADAPTIR-FLEX platform technology that binds to PSMA with two identical binding domains and with one binding domain to CD3 with reduced binding affinity. This candidate was designed to increase biodistribution of drugs to PSMA positive tumors for treatment of prostate cancer. The low-affinity single binding domain to CD3 has the potential to allow for increased concentrations at the tumor due to reduced binding of the drug by circulating peripheral T cells. Preclinical studies are being concluded and demonstrate in vitro RTCC that is directed to PSMA bearing tumor cell lines in vitro and in animal tumor models. IND-enabling studies are beginning.

APVO711. APVO711 is a preclinical dual mechanism bispecific ADAPTIR candidate that is designed to provide synergistic stimulation of CD40 on antigen presenting cells while simultaneously blocking the PD-1/PD-L1 inhibitory pathway to potentially promote a more robust anti-tumor response. Preclinical studies both in vitro and in vivo will continue to provide us a better understanding of the mechanism of action and the efficacy of APVO711.

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

APVO436: We anticipate that APVO436 would compete with other agents targeting both CD123 and non-CD123 that are in development if they are also approved. Antibody therapies in development targeting CD123 include: MGD024 (Macrogenics & Gilead), and IMGN632 (ImmunoGen & Jazz). There are numerous CAR-T therapies in development: CART123 (University of Penn.), CARTCD123 (NCI/City of Hope), UCART123 (Cellectis), MB-102 (Mustang Bio) and several others in development in China. Other competitive products targeting CD123 are: tagraxofusp (formerly SL-401, an antibody immunotoxin, Stemline), KHK2833 (monoclonal antibody, Kyowa Hakko Kirin Pharma), CSL362 (monoclonal antibody, CSL/Janssen), AVC-101 (VenCell Therapeutics), and IPH6101 (Innate Pharma).

ALG.APV-527: This asset targets 4-1BB in a bispecific format when cross-linked with the tumor antigen 5T4. We anticipate that ALG.APV-527 would compete with bispecifics targeting 5T4 and 4-1BB, which are currently in preclinical development (Crescendo Biologics). Bispecific in the clinic targeting 5T4 include GenMab and Abbvie’s (GEN1044), a 5T4 x CD3 DuoBody, in Phase 1/2 trials. In addition, other competitors include bispecifics targeting 4-1BB in combination with other targets such as 4-1BB x FAP (FAP is expressed on tumor associated stromal fibroblasts). 4-1BB x FAP is currently in phase 1 clinical development by Molecular Partners and Amgen (AMG506) and Hoffmann-La Roche (RO7122290) for treatment of advanced solid tumors. Another bispecific targets 4-1BB x HER (Cinrebafusp Alfa, PRS343) which is in phase 2 clinical development by Pieris for treatment of HER2+ solid tumors.

Furthermore, we face significant competition in the oncology market in general, including from: AbbVie Inc., Affirmed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences Inc., GlaxoSmithKline plc, Grifols USA LLC, Harpoon Therapeutics, I-Mab Biopharma, ImmunoGen, Inc., Immunomedics, Inc., Inhibrx Inc., Janssen BioTech Inc., Johnson & Johnson, Macrogenics, Inc., Pieris Pharmaceuticals, Inc., Sanofi-Aventis US LLC, Takeda Pharmaceuticals U.S.A., Inc., Xencor, Inc. Y-mAbs Therapeutics, Inc., and Zymeworks Biopharmaceuticals, Inc. Additionally, there may be other potential competitors or companies developing competitive products that may not be known to us at this time.

COLLABORATIONS WITH ALLIGATOR BIOSCIENCE

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T cells, and 5T4 a tumor antigen overexpressed in a number of different types of cancer. This product candidate is built on our novel ADAPTIR platform. A first-in-human clinical study of ALG.APV-527 started in the first quarter of 2023. We continue to enroll new patients across the United States. ALG.APV-527 targets 4-1BB (T lymphocyte co-stimulatory receptor) and 5TA (tumor antigen) and is designed to reactivate antigen-primed T cells.

Subject to certain exceptions for Aptevo R&D’s manufacturing and platform technologies, the parties jointly own intellectual property generated in the performance of the development activities under the Collaboration Agreement. Under the terms of the Collaboration Agreement, the parties intend to share revenue received from a third-party commercialization partner equally, or, if the development costs are not equally shared under the Collaboration Agreement, in proportion to the development costs borne by each party.

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

ADAPTIR and ADAPTIR-FLEX Platforms. We protect the ADAPTIR platform technology through a combination of patents and trade secrets. We own all ADAPTIR and ADAPTIR-FLEX platform intellectual property, with the exception that we have licenses to certain intellectual property related to third party research tools that we use in conjunction with our ADAPTIR platform technology such as cell lines, vectors, expression systems, and transgenic rodents. For instance, we have a non-exclusive commercial license and research license with Lonza Group AG (Lonza) related to its CHO cell lines and vectors. Under our Lonza research license, we have an option to take a license to use the GS System to develop and manufacture therapeutic proteins for our commercial purposes. We also have a non-exclusive license to certain transgenic rodents of OMT’s OmniAb platform.

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

We have patents relating to the ADAPTIR platform issued in the United States, Australia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea, and Vietnam. We also have applications pending in various territories including Brazil, Canada, and Norway. We plan to continue to improve our ADAPTIR platform and to file patent applications on those improvements. Our decision as to where to file any new ADAPTIR improvement inventions will be based in part on the significance of the improvement. If patents issue on the pending ADAPTIR patent applications, the patent term for those patents are estimated to expire between 2027 and 2036. As our ADAPTIR platform technology evolves, we may decide to allow patent applications and patents to expire if they contain claims that are limited to aspects of the platform that are no longer of value to Aptevo.

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

APVO436. We nationalized our core patent family, which covers the APVO436 product candidate in various countries and territories including the U.S., Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Ukraine, and Vietnam.

ALG.APV-527. We co-own with Alligator a patent family corresponding to PCT application PCT/EP2018/069850, which covers the ALG.APV-527 product candidate. In January and February of 2020, this patent family was nationalized in various countries. Aptevo and Alligator also co-own U.S. patent 10,239,949, which relates to protein molecules that specifically bind to 5T4 and/or 4-1BB and U.S. patent 11,312,786, which relates to the 4-1BB binding domain.

In addition to the co-owned assets, Alligator owns a patent family corresponding to PCT application PCT/EP2017/059656, which also covers ALG.APV-527. Aptevo has an exclusive license from Alligator to this patent family for the development of the ALG.APV-527 product candidate.

Preclinical Therapeutic Candidates. We routinely file United States provisional patent applications and/or Patent Cooperation Treaty (PCT) patent applications on our preclinical therapeutic assets when we believe we have sufficient data to support a patent application filing. Aptevo owns pending patent applications for its APVO603 therapeutic candidate, which was nationalized in various countries and territories, as well as APVO442 and APVO711 therapeutic candidates.

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

U.S. Product Development for Therapeutics

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies according to Good Laboratory Practices, or GLP;
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•
performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;
•
preparation and submission to the FDA of biologics license application, or BLA;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP;
•
review of the product candidate by an FDA advisory committee, where appropriate and if applicable;
•
payment of user fees for FDA review of the BLA (unless a fee waiver applies);
•
FDA audits of some clinical trial sites to ensure compliance with GCP; and
•
FDA review and approval of the BLA.

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

Investigational New Drug Application. Before clinical testing may begin, the results of preclinical testing, together with manufacturing information, analytical data and any other available clinical data or literature, must be submitted to the FDA, as part of an IND. The sponsor must also include an initial protocol detailing the first phase of the proposed clinical investigation, together with information regarding the qualifications of the clinical investigators. The provided data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

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

•
Phase 1 clinical trials test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion, structure activity relationships, mechanism of action, and clinical pharmacology and, if possible, for early evidence regarding efficacy. Phase 1 studies may be conducted in healthy human volunteers or patients with the target disease or condition. Phase 1a is typically a dose escalation trial. Phase 1b may involve cohort expansion at one or more dose levels combinations, or in different populations to determine the recommended Phase 2 dose and strategy.
•
Phase 2 clinical trials are controlled studies that involve a small sample of individuals with the target disease or disorder and seek to assess the efficacy of the drug for specific targeted indications to determine dose response and the optimal dose range and dose regimen and to gather additional information relating to safety and potential adverse effects.
•
Phase 3 clinical trials are adequate and controlled studies that consist of expanded, large-scale studies of patients, at geographically dispersed sites, with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen. The safety and efficacy data generated from Phase 3 clinical trials typically form the basis for FDA or comparable foreign regulatory authority approval of the product candidate, as well as product labeling. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single Phase 3 clinical study plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.
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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

Additional kinds of data may also help to support a BLA or product development, such as patient experience and real-world evidence. For appropriate indications sought through supplemental BLAs, data summaries may provide marketing application support. For genetically targeted products and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, BLAs and supplements for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted for the relevant indication except that PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

Good Clinical Practice. All of the phases of clinical studies must be conducted in conformance with the FDA’s GCP or equivalent standards from comparable foreign regulatory authorities, which are ethical and scientific quality standards for conducting, recording and reporting clinical trials to assure that the data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected. GCP include requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. In addition, an Institutional Review Board, or IRB, at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to FDA for review, and to the IRB for approval. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious and unexpected suspected adverse events are observed or other significant safety information is found, such as any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information.

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

The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect one or more clinical trial sites to assure compliance with GCP.

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

Designated Platform Technology. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, a platform technology incorporated within or utilized by a biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed product, or a sponsor that has been granted a right of reference to data submitted in the application for such product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a product will be developed or reviewed by the FDA more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

Breakthrough Therapy. Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA may designate a product as a breakthrough therapy if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are also eligible for accelerated approval. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The FDA may rescind breakthrough therapy designation if the product candidate does not continue to meet the criteria for such designation.

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

Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. On November 26, 2019 FDA granted Orphan Drug Designation to APVO436, a bispecific antibody candidate, for the treatment of acute myelogenous leukemia. APVO436 is currently being evaluated in a Phase 1b clinical trial in patients with AML and MDS.

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

Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list their manufactured products, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. Manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

A reference biologic is granted 12 years of exclusivity from the time of first licensure, and no application for a biosimilar can be submitted for four years from the date of licensure. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020, FDA finalized a guidance to facilitate drug and biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

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

Regulation in the European Union. Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (CTR) repealed the Clinical Trials Directive 2001/20/EC, as amended (CTD) on January 31, 2022, subject to a three-year transition period. The CTR makes it possible within the EU for sponsors to submit a single harmonized electronic submission via a single online platform known as the Clinical Trials Information System (CTIS) for approval to conduct a clinical trial in several European countries and have a single assessment process for clinical trials conducted in multiple member states. Under the CTR, sponsors can use the CTIS from January 31, 2022 but are not obliged to use it immediately, in line with a three-year transition period. Sponsors may use CTIS to apply to conduct a clinical trial under the CTR or may choose to apply to conduct a trial under the CTD until January 30, 2023. From January 31, 2023, sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA. From January 31, 2025, any trials approved under the CTD that continue running will need to comply with the CTR and their sponsors must have recorded information on such trials in CTIS.

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

HUMAN CAPITAL

Employees and Office Location

Aptevo employed 45 full-time persons as of December 31, 2022. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationships with our employees are positive.

Our principal executive offices are located at 2401 4th Ave., Suite 1050, Seattle, Washington 98121. Our telephone number is (206) 838-0500.

Corporate Values

Leading by our core values unifies Aptevo and enables every employee to be an agent of positive culture. We believe that our success depends on creating an environment that is personally and professionally rewarding and creating opportunities for personal and professional development. These values, which are the foundation of our Company culture, are:

•
Empowerment
o
Act respectfully with all;
o
Deal with each other directly, clearly, and transparently; and
o
Routinely seek feedback and receive it maturely.
•
Ownership
o
Work towards objectives with focus and speed without sacrificing quality;
o
Approach our work like the business owners; and
o
Invest with the best interest of the Company in mind.
•
Professionalism
o
Assume all employees are capable and collegial adults;
o
Leaders enable employees to accept delegation; and
o
Bureaucracy and administrative tasks must be justified.

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

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (DEI) is of great importance to our culture, day-to-day operations, and future success. Aptevo is an equal opportunity employer, and we are committed to fostering DEI within our work environment and beyond. We believe DEI promotes our business growth, drives innovation in the therapeutic product candidates we develop, and in the way we solve problems. Our efforts are focused on hiring and retaining qualified candidates, and promoting a supportive and inclusive working environment for all of our employees. The Company is resolute on its commitment to the development and fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients. As of December 31, 2022, 60% of our workforce and 50% of our leadership (at the Director level and above) were female. In addition, 40% of our workforce and 36% of our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

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

Health & Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2022 in light of the ongoing COVID-19 global pandemic. The Company maintains a hybrid working environment. Our essential employees, which mainly include our research and development team, work onsite, and non-essential employees work remotely or hybrid. We equip our employees working remotely or hybrid with necessary equipment and tools to continue to collaborate and remain productive.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the year ended December 31, 2022, we had net income of $8.0 million compared to $28.5 million net loss for the same period in 2021. The net income for the year ended December 31, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of December 31, 2022, we had an accumulated deficit of $206.0 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our IXINITY deferred payment streams, the ability to receive Milestone Amounts under the Royalty Purchase Agreement with HCR, access to credit under the Credit Agreement with MidCap Financial, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least the next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2022, we had cash, cash equivalents, and restricted cash in the amount of $22.6 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
clinical development costs, timing, and other requirements to complete dosing of our Phase 1b clinical trial for APVO436 and Phase 1 clinical trial of ALG.APV-527, as well as future clinical trials;
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation and cost of capital.

Further, changing circumstances, some of which may be beyond our control, such as macroeconomic conditions, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia, or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Future issuances of common stock may include, but not be limited to, (i) any sale of up to $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park, (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants or (iv) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends, our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints.

Various macroeconomic factors have in the past and could adversely affect in the future our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, inflation has negatively impacted the Company by increasing our labor costs, through higher wages and higher interest rates, and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

We are susceptible to changes in the U.S. economy. The U.S. economy has been affected from time to time by economic downturns or recessions, supply chain constraints, rising and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) and Signature Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet. As of the date of this filing, we don’t have any exposure to SVB and Signature Bank, however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of SVB and Signature Bank or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

In addition, any further deterioration in the U.S. economy would likely affect the operation of our business and ability to raise capital. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties were earned at the rate of 2% of net revenue through June 2022. As of June 30, 2022, the royalty rate on net revenue of IXINITY increased to 5%. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so. Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives. Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future deferred payments from Medexus due to the macroeconomic environment and ongoing COVID-19 pandemic. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone or deferred payments to us and negatively impact our future financial and operating results.

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

On June 25, 2020, we announced that we were entitled to royalty payments from Pfizer related to sales of a rituximab biosimilar product, RUXIENCE (Rituximab-pvvr), which was approved by the U.S. Food and Drug Administration in July 2019 and launched by Pfizer in the United States and Japan in early 2020, and the European Union in the third quarter of 2020. The payments from Pfizer relate to a Collaboration and License Agreement acquired by us as part of our spin-off from Emergent in 2016, which applies a fixed royalty rate of 2.5% on global net sales of RUXIENCE. The agreement was originally executed by Trubion Pharmaceuticals (which was subsequently acquired by Emergent) and Wyeth (a wholly-owned subsidiary of Pfizer).

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR (Royalty Purchase Agreement) pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million at closing and we were eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023. The Company received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022. In order to non-dilutively address a Nasdaq listing compliance matter, on June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement), pursuant to which we agreed to forego our right to receive 50% of incremental RUXIENCE royalty revenue after HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceed from 2022 milestone payment was recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. The Amendment to Royalty Purchase Agreement continues to include the opportunity receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

We have no control over the sales of RUXIENCE and are therefore dependent on the efforts and ability of Pfizer to generate net sales of RUXIENCE sufficient for us to receive Milestone Payments under the Royalty Purchase Agreement. The failure of Pfizer to successfully generate such net sales could negatively impact our future financial and operating results and our results of operations could therefore be adversely affected. Additionally, even if Pfizer is able to generate net sales of RUXIENCE sufficient for us to receive such milestone payments, if HCR breaches the Royalty Purchase Agreement (for example, by not making required payments when due, or at all), disputes or litigation may arise. Such disputes or litigation could be time-consuming and expensive and could adversely affect our business.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Operating Officer, Jeffrey G. Lamothe, our Chief Financial Officer, Daphne Taylor, our General Counsel, SoYoung Kwon, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Moreover, we have experienced increased levels of attrition. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

The ongoing COVID-19 pandemic, including the identification of new variants of the COVID-19 virus, could adversely impact our business, including our clinical trials.

The COVID-19 pandemic has caused severe global economic and societal disruptions and uncertainties, and we have experienced disruptions that have impacted our business and clinical trials. Although nearly all of the restrictions placed to reduce the spread of COVID-19 have been lifted and COVID-19 vaccines are available, we may continue to experience disruptions in the future, or additional disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility; supply constraints; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials; potential impacts on our future deferred payments and milestones from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees.

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

The ongoing COVID-19 pandemic may further impact our suppliers and manufacturers. If any of our suppliers cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business and development plans. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements, pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies.

The ongoing COVID-19 pandemic may result in changes in laws, policies, and regulations. By example, due to the potential impact of the COVID-19 pandemic FDA issued guidance several times concerning how sponsors and investigators may address these challenges. FDA’s guidance is continually evolving. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

The terms of our credit agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

In August 2020, we entered into a Credit and Security Agreement (the Credit Agreement), by and among us and certain of our subsidiaries as borrowers, MidCap Financial, as agent, and the lenders from time-to-time party thereto. The terms of the Credit Agreement and borrowings we may make under the Credit Agreement in the future, could have significant adverse consequences for our business, including:

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

As of December 31, 2022, we had approximately $156.2 million and $71.1 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We completed an IRC Section 382 study through December 31, 2021. The study concluded that we have experienced an ownership change in November of 2020 and December of 2020 and $162.6 of our NOL carry forwards are subject to an annual limitation. It is not expected that the annual limitations will result in the expiration of NOL carryforwards prior to utilization assuming sufficient income.

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

The change to the deductibility of our research and development expenditures enacted under the Tax Cuts and Jobs Act (TCJA) could increase the amount of taxes to which we are subject and our effective tax rate.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

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

We are conducting our Phase 1b clinical trial with APVO436 and first-in-human Phase 1 clinical study of ALG.APV-527. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our APVO436 clinical trial is an open-label study and is conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates. In addition, although the FDA issued a “may proceed” notification which allowed us and Alligator to initiate our Phase 1 clinical trial of ALG.APV-527, we cannot guarantee that this trial or future trials of ALG.APV-527 will show the desired safety and efficacy.

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

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We submitted an IND for ALG.APV-527 to the FDA in the second half of 2022 for which we received a “may proceed” notification from the FDA. However, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of future INDs will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in the commencement, site initiation, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, APVO436 has received orphan drug designation for acute myelogenous leukemia and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. In addition, the global spread of the COVID-19 pandemic makes it more difficult to initiate clinical trials and enroll patients and the process of finding and diagnosing eligible patients under these conditions may prove costly.

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

As we continue developing our product candidates and conduct clinical trials of our product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Undesirable side effects, or other unexpected adverse events or properties of any of our product candidates, could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, the FDA or comparable foreign regulatory authorities could suspend or terminate a clinical trial or deny approval of our product candidates. Furthermore, we are currently and may in the future evaluate our product candidates in combination with approved and/or experimental therapies. These combinations may have additional or more severe side effects than caused by our product candidate as monotherapies. The uncertainty resulting from the use of our product candidate in combination with other therapies may make it difficult to accurately predict side effects or efficacy in potential future clinical trials. If our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences may result, including:

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

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, research sites, contract research organizations, or CROs, and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Dirk Huebner, Chief Medical Officer, is providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Huebner and these other third parties for successful execution and oversight of our clinical and non-clinical trials, but we do not exercise day to day control over their activities.

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

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from circumstances out of our control, such as the ongoing COVID-19 pandemic could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and preclinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

If CROs or other third parties assisting us or our study sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We or they may also face regulatory enforcement action. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with GCP. In addition, our clinical trials must be conducted with product produced under GMP and similar regulations outside of the United States. Our failure, or the failure of our product candidate manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, or conduct additional trials, which would increase our development costs and delay or impact the conduct of our preclinical studies, clinical trials, and the likelihood of regulatory approval.

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

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates, components, and programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so.

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

Additionally, our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our product candidates and market and sell our products outside of the United States and maintain our existing arrangements with respect to the commercialization or manufacture of our products. We may not have the expertise or the resources to conduct all of these activities for all products and product candidates on our own and, as a result, are particularly dependent on third parties in many areas. Any current or future arrangements for development and commercialization may not be successful, as the amount and timing of resources that third parties devote to developing, manufacturing, and commercializing our products candidates are not within our control. If we are not able to establish or maintain agreements relating to our product candidates in development, our results of operations and prospects would be materially and adversely affected.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Manufacturers of our product candidates and therapeutic substances must comply with GMP requirements enforced by the FDA that are applicable to both finished products and their active components used both for clinical and commercial supply. The FDA enforces these requirements through its facilities inspection program. Our product candidates, including APVO436 and ALG.APV-527, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. If this were to occur, we may also never receive marketing approval, we may need to repeat clinical trials, we may need to undertake costly corrective actions, including product recalls, we may risk harm to subjects or patients, and we may face enforcement actions.

While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Additionally, we may be unable to contract with alternative manufacturers on favorable or reasonable terms. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or any other regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another manufacturer produce our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

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

We may seek Breakthrough Therapy designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.

Even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if the product candidates we develop qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

We may seek designation for our ADAPTIR and ADAPTIR-FLEX platform technologies as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster development, regulatory review or approval process.

We may seek designation for our ADAPTIR and ADAPTIR-FLEX platform technologies as a designated platform technology. Under the FDORA, a platform technology incorporated within or utilized by a biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed product, or a sponsor that has been granted a right of reference to data submitted in the application for such product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a product that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a product will be developed more quickly or receive a faster FDA review process or ultimate FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. We currently have two clinical-stage candidates, APVO436 and ALG.APV-527, which were built on the ADAPTIR platform. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected or unacceptable adverse events or failure to demonstrate efficacy in clinical trials. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, obtain approval for limited indications or patient populations, with a label without claims necessary for us to successfully market our products, or with significant labeled warnings. We may also be subject to additional post-marketing testing requirements, surveillance requirements, or REMS. To the extent any of the foregoing should occur, our business may be materially harmed.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, Amgen Inc., AnaptysBio, Inc., Astellas Pharma Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb, Cellectis, Chinook Therapeutics, City of Hope, F-Star Biotechnology Ltd., Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, Harpoon Therapeutics, ImmunoGen, Inc., Immunomedics, Inc., Inhibrx Inc., Innate Pharma, Janssen BioTech Inc., Johnson & Johnson, Kyowa Hakko Kirin Pharma, Macrogenics, Inc., Mustang Bio, Pieris Pharmaceuticals, Inc., ProMab Biotechnologies, Sanofi-Aventis US LLC, Strike Pharma, Takeda Pharmaceuticals U.S.A., Inc., University of Pennsylvania, VenCell Therapeutics, Xencor, Inc., Y-mAbs Therapeutics, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The FDA’s policies may change and additional government laws and regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. For example, the current administration may implement new or revised laws, regulatory requirements, and associated compliance obligations, as well as postponed or frozen regulatory requirements. Changes in medical practice and standard of care may also impact the marketability of our product candidates. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

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

In addition to patent litigation, we may be a party to adversarial proceedings before the Patent Trial and Appeal Board (PTAB) of the USPTO, or the Opposition Division of the European Patent Office (EPO). Potential proceedings before the PTAB include inter partes review proceedings, post-grant review proceedings and interference proceedings. Depending on our level of success at the PTAB and Opposition Division of the EPO, these proceedings could adversely impact our intellectual property rights with respect to our products and technology.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator pursuant to which Aptevo R&D and Alligator have been collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and December 31, 2022, the reported closing price of our common stock has fluctuated between $2.00 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. In the past, we were an emerging growth company and we currently are a non-accelerated filer and have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. If we cease to be a non-accelerated filer and our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The announcement of data from clinical trials by us or our collaborative partners or news of any developments related to our key pipeline product candidates has in the past caused and may in the future cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key pipeline product candidates, or any delay in our anticipated timelines for filing for regulatory approval, could cause our stock price to decline significantly. There can be no assurance that data from clinical trials will support a filing for regulatory approval or even if approved, that any of our key pipeline products will become commercially successful.

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Capital Market LLC (Nasdaq). Nasdaq has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share.

On April 1, 2022, the Company received a letter from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the year ended December 31, 2021, the Company reported stockholders’ equity of $1,216,000, and, as a result, did not satisfy Listing Rule 5550(b)(1). In the second quarter of 2022, the Company regained compliance with the Nasdaq Listing Rule.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing Purchase Agreement with Lincoln Park, under our Equity Distribution Agreement with Piper Sandler, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 public offering, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

If our stockholders sell a substantial number of shares of our common stock in the public market, our market price could decline. In connection with the transaction with Lincoln Park, we registered under the Securities Act of 1933, as amended, the resale of shares of common stock that have been and may be issued under the Purchase Agreement with Lincoln Park. Any such sales or perception that such sales may occur, whether under the Lincoln Park Purchase Agreement or otherwise, could decrease the market price of our common stock.

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

Holders of Common Stock

As of March 30, 2023, we had 7,239,471 shares of common stock outstanding held by 115 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends for the foreseeable future.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2022.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidates, APVO436 and ALG.APV-527 (in collaboration with Alligator), and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

The versatile and robust ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapeutics that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and the ADAPTIR-FLEX platform to generate multi-specific candidates or other candidates to our platform capabilities. We have developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules using our protein engineering, preclinical development, process development, and clinical development capabilities.

Recent Developments

On January 9, 2023, we filed a provisional patent with the USPTO pertaining to an anti-PD-L1 and anti-CD40 compound, APVO711, with the potential to fight a range of solid malignancies such as head and neck squamous cell carcinoma, melanoma, and carcinomas of the lung, gastrointestinal tract and colon. We initiated preclinical studies in the first quarter of 2023.

In December 2022 we announced that APVO436, in combination with venetoclax and azacitidine, demonstrated substantial clinical activity and a favorable safety and tolerability profile in adult venetoclax treatment naïve AML patients. More specifically:

•
The combination of venetoclax and azacitidine with APVO436 in venetoclax treatment naïve response-evaluable patients in Cohort 2 of the Phase 1b study outperformed a composite benchmark across all clinical benefit categories (Benchmark Composite References:

Aldoss 2019, Maiti 2021, Morsia 2020, Garciaz 2022, Feld 2021)

•
The data, which was presented in a poster session at the 64th American Society of Hematology Annual Meeting and Exposition (ASH) in New Orleans, also showed that APVO436, when given in combination with venetoclax and azacitidine was observed to be generally safe and well tolerated.
•
Based on Phase 1b outcomes, we plan to initiate a Phase 2 trial in the second half of 2023 to further evaluate APVO436 in combination with venetoclax and azacitidine in venetoclax treatment naïve patients.

In September 2022, we received a “may proceed” notification from the U.S. Food and Drug Administration (FDA), allowing us and our partner, Alligator Bioscience, to initiate clinical trials evaluating the compound for the treatment of 5T4-expressing tumors in multiple solid tumor types. A first-in-human study was initiated in the first quarter of 2023.

•
The first patient in this trial was dosed in February 2023. Patient recruitment is ongoing. ALG.APV-527 targets 4-1BB co-stimulatory receptor (on T lymphocytes and NK cells) and 5T4 (solid tumor antigen) and is designed to promote anti-tumor immunity.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For the year ended December 31, 2022, we had net income of $8.0 million compared to $28.5 million net loss for the same period in 2021. As of December 31, 2022, we had an accumulated deficit of $206.0 million.

Royalty Revenue

For the years ended December 31, 2022 and 2021, we recorded royalty revenue of $3.1 million and $12.3 million, respectively. Royalty revenue for the period covered by this report reflects revenue recorded only prior to the second quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 8). As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE. The royalty revenue from Pfizer related to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer.

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

In order to non-dilutively address a Nasdaq listing compliance matter, on June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement), pursuant to which we agreed to forego our right to receive 50% of incremental RUXIENCE royalty revenue after HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by

HCR. The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to HCR’s rate of return and therefore was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities, resulting in recognition of $37.2 million gain, which was the total balance of the liability related to the sale of royalties on the closing date. We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceed from 2022 milestone payment was recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. The Amendment to Royalty Purchase Agreement continues to include the opportunity receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

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

Our research and development expenses by program for the years ended December 31, 2022 and 2021 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2022	2021	Change
Clinical programs:
APVO436	$6,503	$5,323	$1,180
Other	(73)	(223)	150
Total clinical programs	6,430	5,100	1,330

Preclinical program, general research and discovery	11,452	13,894	(2,442)
Total	$17,882	$18,994	$(1,112)

Research and development expenses decreased by $1.1 million, to $17.9 million for the year ended December 31, 2022 from $19.0 million for the year ended December 31, 2021. The decrease was primarily due to lower spending on preclinical projects and employee costs. The decrease was partially offset by higher spending on our APVO436 Phase 1b clinical trial and getting ALG.APV-527 ready for entry into the clinic.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2022, general and administrative expenses decreased by $0.8 million, to $13.9 million from $14.7 million for the year ended December 31, 2021. The decrease is primarily due to lower employee and consulting costs and no costs related to responding to a stockholder activism matter.

Other Income (Expense), Net

Other income (expense), net consists primarily of gain on extinguishment of liabilities, milestone income related to sale of royalties, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Expense, Net

Other expense, net was $4.0 million for the year ended December 31, 2022 and $8.0 million for the year ended December 31, 2021. This decrease is primarily due to a significant decrease of non-cash interest expenses recorded for the year ended December 31, 2022. We no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated the liability related to the sale of royalties. Additionally, interest expense on our MidCap Credit Agreement has decreased due to principal payments made in 2022.

Gain on Extinguishment of Liability Related to Sale of Royalties

We recorded $37.2 million in other income for the year ended December 31, 2022, due to our Amendment to Royalty Purchase Agreement (see Note 8). We did not have any such gain for the year ended December 31, 2021.

Milestone Income Related to Sale of Royalties

We recorded $2.5 million in other income for the year ended December 31, 2022, related to Pfizer's net sales of RUXIENCE in fiscal year 2022. Due to our Amendment to Royalty Purchase Agreement, we record Milestone Amounts from HCR when they are earned (see Note 8). We received the 2021 milestone payment of $10 million, net of transaction costs, in the first quarter of 2022 and recorded the proceeds received as an additional liability related to sale of royalties under ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

Discontinued Operations

The accompanying consolidated financial statements include discontinued operations from two separate transactions: the sale of hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to collection of certain accounts receivable, and the sale of Aptevo BioTherapeutics LLC in 2020.

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2022	2021
Deferred payments from Medexus	1,013	491
Gain on contingent consideration from Saol	—	460
Income from discontinued operations	$1,013	$951

Income from discontinued operations was $1.0 million for the year ended December 31, 2022 and 2021. For the year ended December 31, 2022, we collected $1.0 million in deferred payments from Medexus related to IXINITY sales. For the year ended December 31, 2021, we collected $0.5 million related to the 2017 sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and deferred payments of $0.5 million from Medexus related to IXINITY sales.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for year ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(21,022)	$(21,679)
Investing activities	(29)	(713)
Financing activities	(2,616)	26,161
(Decrease) increase in cash and cash equivalents	$(23,667)	$3,769

Net cash used in operating activities for the year ended December 31, 2022 was primarily due to changes in working capital accounts and our operating cash spend. Net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net operating loss of $28.5 million and changes in working capital accounts.

Net cash used in investing activities for the year ended December 31, 2022 and 2021 was primarily due to purchases of property and equipment.

Net cash used in financing activities for the year ended December 31, 2022 was primarily due to the $12.3 million of repayments of the MidCap Financial term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from HCR related to the sale of royalties, net of $0.5 million transaction costs, and $7.0 million of proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler. Net cash provided by financing activities for the year ended December 31, 2021, was primarily due to $35.0 million received from the Royalty Purchase Agreement, $10.2 million received from the common stock sold to Lincoln Park, offset by the $10.5 million partial repayment of the MidCap Financial term loan and the $8.6 million repayments under liability related to sale of royalties.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into Royalty Purchase Agreement with HCR pursuant to which we sold HCR the right to receive royalty payments made by Pfizer in respect to net sale of RUXIENCE. Under the Royalty Purchase Agreement, we received $35 million at closing and incurred $1.1 million in transaction costs. We were eligible to receive additional payments in aggregate of up to an additional $32.5 million based on achievement of sales milestones in 2021, 2022 and 2023. We received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022 and the 2022 milestone payment of $2.5 million on February 28, 2023. Aptevo is eligible to receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

IXINITY Royalty Payments

On February 28, 2020, we entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. In addition to the payment received at closing, the Company receives deferred payments based on quarterly net sales of IXINITY and may also earn milestones in aggregate of up to $11 million from Medexus in the future. Milestones are based on Medexus obtaining certain regulatory approvals and sales thresholds. Pursuant to our LLC Purchase Agreement, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022. For the year ended December 31, 2022, Aptevo received $1.0 million in deferred payments from Medexus related to IXINITY sales.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. For the year ended December 31, 2022, we issued 1,452,065 shares of our common stock at an average share price of $4.92 under the Equity Distribution Agreement. We received $7.0 million in proceeds from issuance of these shares. We did not issue any shares under the Equity Distribution Agreement for the year ended December 31, 2021.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Registration Statement

On December 14, 2020, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale of up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement. On March 29, 2022, we filed an amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Equity Distribution Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the prospectus than is mentioned in our last prospectus supplement to the Registration Statement on Form S-3 filed on December 13, 2020, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park (2022 Purchase Agreement and Registration Rights Agreement). The 2022 Purchase Agreement and Registration Rights Agreement replaced our Purchase Agreement and Registration Rights Agreement with Lincoln Park that we entered into with them in December 2018. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on the prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement for the year ended December 30, 2022.

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

For the year ended December 31, 2022, the Company did not have any of its warrants exercised. For the year ended December 31, 2021, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of December 31, 2022, there were warrants to purchase 350,589 shares of common stock outstanding.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, proceeds from issuance of our common stock pursuant to our 2018 Purchase Agreement with Lincoln Park, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $22.6 million and an accumulated deficit of $206.0 million as of December 31, 2022.

For the year ended December 31, 2022, net cash used in our operating activities was $21.0 million.

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

Due to the ongoing COVID-19 pandemic, including if any new variants emerge, and macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future deferred payments and milestones from Medexus due to effects of macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, and rising and fluctuating inflation, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the ongoing COVID-19 pandemic and macroeconomic environment, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future deferred payments and milestones related to IXINITY sales and approvals by Medexus, will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of this filing of this Annual Report on Form 10-K.

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
•
the effects of macroeconomic conditions, including rising and fluctuating inflation, interest rates and supply chain constraints;
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
•
whether and to what extent future milestones are received under our Royalty Purchase Agreement with HCR; and
•
the timing, receipt and amount of any milestone payments and deferred payments from Medexus with respect to IXINITY.

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

Contractual Obligations

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term of the amended lease is through April 2030 and provided two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice, or by July 2022. On May 26, 2022, we further amended our office and laboratory lease to remove the one-time termination option in April 2023. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet in May 2022.

We have a non-exclusive Commercial Platform License Agreement with OMT (OMT License Agreement") for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. APVO436 and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we expect to make $2,000,000 milestone payment upon dosing the first patient in our Phase 2 clinical trial of APVO436, which we expect to initiate in the second half of 2023.

On August 5, 2020, we entered into a new Credit Agreement, with MidCap Financial which was subsequently amended. The Credit Agreement provided us with up to $25 million of available borrowing capacity. The MidCap Financial loan has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month London Interbank Offered Rate (LIBOR) plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10 million of the proceeds received from the Royalty Purchase Agreement with HCR to pay down the outstanding principal under this agreement from $25 million to $15 million. Additionally, the Company used the $10 million milestone payment received on March 8, 2022, pursuant to our Royalty Purchase Agreement with HCR to further pay down the outstanding principal down to $5 million.

On June 7, 2022, the Company further amended its Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend its Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

Additionally, on August 30, 2022, we amended our Credit Agreement with MidCap Financial to replace the LIBOR benchmark with Secured Overnight Financing Rate (SOFR), which is regulated by the Federal Reserve Bank of New York. Aptevo amended our Credit Agreement due to the United Kingdom’s Financial Conduct Authority (FCA) planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

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

Liability Related to Sale of Royalties and Other Income (Expense)

On June 7, 2022, we amended our Royalty Purchase Agreement pursuant to which we agreed to forego our right to receive 50% of incremental RUXIENCE royalty revenue after HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to HCR’s rate of return and therefore was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities, resulting in recognition of a $37.2 million gain, which was the total balance of the liability related to the sale of royalties on the closing date.

Prior to the Amendment to Royalty Purchase Agreement, we accounted for the Royalty Purchase Agreement with HCR, including future milestone payments to be received, as a debt-like instrument within the scope of ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income. We recorded the proceeds from the Royalty Purchase Agreement as a liability related to the sale of royalties, net of transaction costs, and amortized the balance using the effective interest method. To determine the amortization of the liability, the Company estimated the total amount of future net royalty payments over the life of the arrangement. The total amount of net royalty payments over the life of the arrangement, less the net proceeds received, were recorded as non-cash interest expense over the life of the arrangement using the effective interest method. The actual effective interest rate was affected by the amount and timing of the net royalty payments received by HCR and changes in the Company’s royalty forecasts. The Company engaged third party consultant services in estimating total future net royalty payments and assessed the effective interest rate by comparing projected net royalty payments to actual and adjusts the effective interest rate retrospectively. Milestone payments were recorded as additions to the liability related to the sale of royalties, net of transaction costs. While we believe our estimates were reasonable, there were differences between actual net royalty payments and our projections. Historically, differences between estimated and actual net royalty payments were not material.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of our preclinical studies and all of our clinical studies have been performed by third-party contract research organizations (CRO). We review the activities performed by the CROs each period. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of enrolled patients visit at each site to date. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Liability Related to Sale of Royalties and Other Income

As described in Note 8, the Company previously entered into a royalty purchase agreement (the Royalty Purchase Agreement) in 2021 with an entity managed by HealthCare Royalty Management, LLC (HCR), through which the Company sold the right to receive royalty payments made by Pfizer Inc. in respect of global net sales of RUXIENCE. The Company initially received $35 million at the closing of the Royalty Purchase Agreement and was eligible to receive additional payments in aggregate of up to an additional $32.5 million based on the achievement of RUXIENCE sales milestones in 2021, 2022, and 2023. Due to the nature of the transaction, which included a cap on HCR’s rate of return which constituted continuing involvement, the Company recorded a liability related to the proceeds (net of transaction costs) received from HCR, which was reduced by the royalty revenue recognized on net sales of RUXIENCE when received. On June 7, 2022, the Company entered into an Amendment to the Royalty Purchase Agreement which eliminated all of the Company’s continuing involvement, resulting in the Company derecognizing the liability and recognizing a $37.2 million gain, which represented the total balance of the liability on the closing date. Future milestone payments are accounted for as variable consideration and recognized using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. The proceeds from 2022 milestones of $2.5 million were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022.

We identified the Amendment to the Royalty Purchase Agreement as a critical audit matter given the Company applied significant judgment in determining the appropriate accounting treatment for the transaction. This in turn led to a high degree of auditor judgment and increased extent of effort, including the use of individuals with specialized skill, in performing procedures and evaluating whether the transaction had been properly accounting for in accordance with the relevant accounting principles generally accepted in the United States.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining and evaluating all relevant contract source documents.

•
In consultation with our professional practice group, evaluating the accounting treatment for the Amendment to Royalty Purchase Agreement under the relevant accounting guidance.

•
Testing the inputs to the calculation and the mathematical accuracy of management's calculations of the gain from extinguishment of the liability related to sale of royalties in the consolidated financial statements.

•
Evaluating all cash milestone payments received from HCR through issuance of the consolidated financial statements for proper inclusion as other income in the consolidated statement of operations for the year ended December 31, 2022.

/s/ Moss Adams LLP

Seattle, Washington

March 30, 2023

We have served as the Company’s auditor since 2020.

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,635	$45,044
Restricted cash	—	1,259
Royalty and milestone receivable	2,500	3,664
Prepaid expenses	1,571	1,823
Other current assets	744	780
Total current assets	27,450	52,570
Property and equipment, net	1,462	2,379
Operating lease right-of-use asset	5,303	1,584
Other assets	—	68
Total assets	$34,215	$56,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,499	$3,462
Accrued compensation	2,105	2,077
Liability related to the sale of royalties, net - short-term	—	15,465
Current portion of long-term debt	2,000	11,667
Other current liabilities	1,102	2,086
Total current liabilities	8,706	34,757
Liability related to the sale of royalties, net - long-term	—	15,580
Long-term debt	1,456	3,707
Operating lease liability	6,079	1,341
Total liabilities	16,241	55,385

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 6,466,294 and 4,898,143 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	223,962	215,232
Accumulated deficit	(206,036)	(214,063)
Total stockholders' equity	17,974	1,216
Total liabilities and stockholders' equity	$34,215	$56,601

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021
Royalty revenue	3,114	12,292
Operating expenses:
Research and development	(17,882)	(18,994)
General and administrative	(13,873)	(14,698)
Loss from operations	(28,641)	(21,400)
Other income (expense):
Other expense from continuing operations, net	(4,027)	(8,008)
Gain on extinguishment of liability related to sale of royalties	37,182	—
Milestone income related to sale of royalties	2,500	—
Net income (loss) from continuing operations	7,014	(29,408)
Discontinued operations:
Income from discontinued operations	1,013	951
Net income (loss)	$8,027	$(28,457)

Net income (loss) per share:
Basic	$1.57	$(6.07)
Diluted	$1.57	$(6.07)
Shares used in calculation:
Basic	5,100,310	4,687,952
Diluted	5,102,914	4,687,952

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
Operating Activities
Net income (loss)	$8,027	$(28,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,802	1,643
Depreciation and amortization	901	1,144
Loss on disposal of property and equipment	47	4
Non-cash interest expense and other	3,239	6,642
Gain on extinguishment of liability related to sale of royalties	(37,182)	—
Changes in operating assets and liabilities:
Royalty receivable	1,164	(1,295)
Prepaid expenses and other current assets	355	436
Operating lease right-of-use asset	653	1,138
Accounts payable, accrued compensation and other liabilities	(394)	(1,915)
Long-term operating lease liability	366	(1,019)
Net cash used in operating activities	(21,022)	(21,679)
Investing Activities
Purchases of property and equipment	(29)	(713)
Net cash used in investing activities	(29)	(713)
Financing Activities
Payments of long-term debt, including fees	(12,267)	(10,550)
Repayments under liability related to sale of royalties	(6,779)	(8,627)
Proceeds from sale of royalties	—	35,000
Transaction costs from sale of royalties	—	(1,100)
Proceeds from exercise of stock options	—	220
Value of equity awards withheld for tax liability	(4)	—
Proceeds from exercises of warrants	—	985
Proceeds from milestones related to sale of royalties	10,000	—
Transaction costs for milestones related to sale of royalties	(500)	—
Proceeds from issuance of common stock	6,934	10,233
Net cash (used in) provided by financing activities	(2,616)	26,161
(Decrease) increase in cash, cash equivalents, and restricted cash	(23,667)	3,769
Cash, cash equivalents, and restricted cash at beginning of period	46,303	42,534
Cash, cash equivalents, and restricted cash at end of period	$22,636	$46,303

Supplemental Cash Flow Information
Change in right-of-use asset and lease liability from lease remeasurement	$4,372	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,410,909	$46	$202,154	$(185,606)	$16,594
Proceeds from exercise of stock options	26,082	—	218	—	218
Proceeds from exercise of warrants	54,105	—	984	—	984
Proceeds from issuance of common stock	407,047	1	10,233	—	10,234
Stock-based compensation	—	—	1,643	—	1,643
Net loss for the period	—	—	—	(28,457)	(28,457)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units and exercised stock options	16,810	—	(5)	—	(5)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Proceeds from issuance of common stock	1,452,065	1	6,933	—	6,934
Stock-based compensation	—	—	1,802	—	1,802
Net income for the period	—	—	—	8,027	8,027
Balance at December 31, 2022	6,466,294	$48	$223,962	$(206,036)	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our lead clinical candidates, APVO436 and ALG.APV-527, and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, and satisfaction of liabilities, and commitments in the normal course of business. For the year ended December 31, 2022, we had net income of $8.0 million. We had an accumulated deficit of $206.0 million as of December 31, 2022. For the year ended December 31, 2022, net cash used in our operating activities was $21.0 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under the Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future deferred payments and milestones related to IXINITY sales and regulatory approvals achieved by Medexus, and contingent considerations to be received from Kamada Ltd. (previously Saol), will be sufficient to meet our projected operating requirements and debt service for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) potential decreases in our expected milestone and deferred payments from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; (f) macroeconomic conditions such as rising interest rates, inflation and costs; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler, or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, forecasted royalties, effective interest rates, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, and incremental borrowing rate (IBR) used for our lease. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Restricted Cash

As of December 31, 2022 and 2021, we had current restricted cash of $0 and $1.3 million related to securing letters of credit. We classify our restricted cash as either current or non-current based on the term of the underlying letters of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject Aptevo to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and royalty and milestone receivable. Aptevo places its cash and cash equivalents with high quality financial institutions and may maintain cash balances in excess of insured limits. Management believes that the financial risks associated with its cash and cash equivalents are minimal.

The royalty and milestone receivable relates to our Amendment to Royalty Purchase Agreement with HCR. We do not believe that Aptevo is exposed to significant credit risk related to royalty and milestone receivable due to the credit quality and history of collections from HCR.

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

As our existing leases do not contain an implicit interest rate, we estimate our IBR based on information available at commencement date in determining the present value of future payments. Due to the significant judgment involved and the complex analysis needed to determine this discount rate, we engaged a third-party valuation specialist to advise us in our determination of our IBR for the initial adoption of the standard and subsequent amendment of our office lease.

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

Fair Value of Financial Instruments

We measure and record cash equivalents at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, royalty and milestone receivable and accounts payable, approximate their fair value due to their short maturities.

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

Additionally, on August 30, 2022, we amended our Credit Agreement with MidCap Financial (Third Amendment to Credit Agreement) to replace the LIBOR benchmark with SOFR, which is regulated by the Federal Reserve Bank of New York. We amended our Credit Agreement due to FCA's planned phase-out of one-month US Dollar LIBOR settings in 2023. Our Credit Agreement continues to bear base interest at a rate of 6.25% per annum plus SOFR, subject to a 1.50% SOFR floor and a 2.50% SOFR cap.

Liability Related to Sale of Royalties and Other Income (Expense)

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we received $35 million at closing and we are eligible to receive additional payments in the aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023.

On the date we entered into the transaction, we accounted for the Royalty Purchase Agreement with HCR as a debt-like instrument, amortized under the effective interest rate method over the life of the related expected royalty stream. The liabilities related to the sale of royalties and the debt amortization were based on our estimates of royalties expected to be paid over the life of the arrangement. We received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022 pursuant to ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

On June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement) (see Note 8) which removed all restrictions related to HCR’s rate of return, and it is no longer a sale of a specified percentage of royalty revenue. The Amendment to Royalty Purchase Agreement was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities and the transaction is no longer considered a debt-like financing.

As a result of the Amendment to Royalty Purchase Agreement, the Company recognized a gain of $37.2 million, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement allowed us to regain full compliance with Nasdaq Listing Rule 5550(b)(1) in a way that was non-dilutive for our shareholders. No royalty revenue on net sales of RUXIENCE that are paid by Pfizer to HCR has been recognized subsequent to when we entered into the Amendment to Royalty Purchase Agreement. The royalty revenue included in the consolidated statements of operations reflects revenue recorded only prior to the second quarter of 2022 due to our Amendment to Royalty Purchase Agreement. Future Milestone Amounts will be accounted for as variable consideration and recognized as other income when such milestones are earned using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceed from 2022 milestone payment was recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. The Company is eligible to receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

Royalty Revenue

We recognized revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue exclusively related to royalties on Pfizer’s net sales of RUXIENCE. Royalty revenue for the period covered by this report reflects revenue recorded only prior to the second quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 8). As a result of the Amendment to Royalty Purchase Agreement, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

We recognized royalty revenue under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: (1) when the subsequent sale or usage occurs or (2) when the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). We satisfied our performance obligation prior to the period covered by this report, specifically in May 2011 when the original Collaboration and License Agreement between Trubion Pharmaceuticals and Wyeth was amended to remove the exclusivity/non-compete restrictions so that Pfizer could develop a CD20 biosimilar product in exchange for a one-time payment of $2.5 million and future royalties of 2.5% on any CD20 biosimilar product commercialized by Pfizer in the future. We do not have future performance obligations under this agreement. We applied the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by Pfizer were recognized in the quarter the product is sold.

Given the royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Revenue recorded in the period covered by this report represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

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

Stock-Based Compensation

We measure and recognize compensation expense for restricted stock units (RSUs), and stock options granted to our employees and directors based on the fair value of the awards as of the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•
the expected term of the stock option award, which we calculate using the simplified method, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;
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

Segment Reporting

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, who views the Company's operations as one operating segment, which is discovery and development of novel oncology therapeutics.

Recently Adopted Accounting Pronouncement

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04, Reference Rate Reform (ASC 848) to provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. The FCA, which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023.

We evaluated ASC 848, Reference Rate Reform, as part of our August 30, 2022 amendment to Credit Agreement with MidCap Financial (see Note 7). The adoption of ASC 848 did not have a material impact on our consolidated financial statements.

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

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2022	2021
Deferred payments from Medexus	1,013	491
Gain on contingent consideration from Saol	—	460
Income from discontinued operations	$1,013	$951

The LLC Purchase Agreement with Medexus entitles us to future deferred payments and royalties. For the year ended December 31, 2022, we collected an approximately $1.0 million deferred payment from Medexus related to IXINITY sales. For the year ended December 31, 2021, we collected $0.5 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable and deferred payments of $0.5 million from Medexus related to IXINITY sales. Pursuant to our LLC Purchase Agreement with Medexus, the rate for deferred payments increased from 2% to 5% of net sales as of June 30, 2022.

Note 3. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB (Alligator), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

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

For the years ended December 31, 2022 and 2021, we recorded approximately $1.7 million and $0.1 million in our research and development expense related to the collaboration arrangement, respectively.

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

At December 31, 2022 and 2021, we had $21.6 million and $41.2. million in money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At December 31, 2022 and 2021, we did not have any Level 2 or Level 3 assets or liabilities.

Note 5. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and investments in money market funds. Restricted cash are time deposits, which include securing letters of credit.

The following table shows our cash, cash equivalents and current restricted cash as of December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash	$1,066	$3,841
Cash equivalents	21,569	41,203
Restricted cash	—	1,259
Total cash, cash equivalents, and restricted cash	$22,635	$46,303

Note 6. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2022	2021
Leasehold improvements	$2,228	$2,228
Furniture and equipment	12,260	12,430
Property and equipment, gross	14,488	14,658
Less: Accumulated depreciation	(13,026)	(12,279)
Total property and equipment, net	$1,462	$2,379

Depreciation expense for the years ended December 31, 2022 and 2021 was $0.9 million and $1.1 million, respectively.

Note 7. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement. The term loan facility has a 48 month term, is interest-only for the first 18 months, with straight-line amortization for the remaining 30 months and bears interest at a rate of one month LIBOR plus 6.25% per annum, subject to a 1.50% LIBOR floor and a 2.50% LIBOR cap. Certain assets of the Company are pledged as collateral under the terms of the Credit Agreement. The FCA, which regulates LIBOR, phased out one-week and two-month US Dollar LIBOR settings on December 31, 2021. All other US Dollar LIBOR settings, including the overnight, one-month, three-month, six-month and twelve-month, will be phased out on June 30, 2023. Our 2020 Credit Agreement with MidCap Financial originally referenced one-month LIBOR and also provided that we may amend the Credit Agreement to reflect an alternative rate of interest upon the phase out of LIBOR.

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

On March 30, 2021, we amended our Credit Agreement with MidCap Financial and used $10.0 million of the proceeds received from the Royalty Purchase Agreement to pay down the outstanding principal under the Credit Agreement from $25.0 million to $15.0 million. A fee of $0.6 million was paid by the Company to MidCap Financial in connection with the amendment in lieu of the formula-based fee previously required. $10.0 million of the remaining $15.0 million principal balance was paid on March 29, 2022 and we incurred additional $0.6 million prepayment fees. Beginning March 1, 2022, monthly repayment of the remaining $5.0 million of principal commenced and will continue for the final 30 months of the loan term. The term loan facility includes additional payment provisions if milestones related to IXINITY under the LLC Purchase Agreement with Medexus or royalties related to RUXIENCE under the Royalty Purchase Agreement with HCR are sold during the term of the loan. If the Company sells the IXINITY deferred payment stream and milestones prior to full repayment of this $5.0 million principal amount, under the agreement with MidCap Financial, we will be required to use the proceeds from the sale to pay down the outstanding loan principal balance. MidCap Financial also released its security interest in the RUXIENCE royalty payments.

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

As of December 31, 2022, we classified $2.0 million of the $3.5 million principal of the amended Credit Agreement to current portion of long-term debt on the consolidated balance sheet. For the years ended December 31, 2022 and 2021, the Company paid $0.6 million and $1.4 million in interest expense pursuant to our Credit Agreement.

This facility is subject to a subjective acceleration clause that could be invoked by MidCap Financial upon the occurrence of any event MidCap Financial deems to have a material adverse effect on our ability to repay the lender.

Future principal, interest, and other related fee payments in connection with the Credit Agreement as of December 31, 2022 are as follows:

(in thousands)
2023	$2,279
2024	1,727
Total	$4,006

Note 8. Liability Related to Sale of Royalties

In March 2021, we entered into and closed the Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the agreement, we received $35.0 million at closing and we are eligible to receive additional payments in the aggregate of up to an additional $32.5 million based on the achievement of sales milestones in 2021, 2022 and 2023 (up to $10 million and $12.5 million in 2021 and 2022, respectively and $10 million in 2023).

Due to the nature of the transaction, which included a cap on HCR’s rate of return, constituting continuing involvement under the Collaboration and License Agreement originally between Trubion and Wyeth, we recorded a liability related to the proceeds received from HCR of $35.0 million, net of transaction costs of $1.1 million. Further, we received proceeds related to the 2021 milestone of $10.0 million, net of transaction costs of $0.5 million, and recorded additional liability related to sale of royalties. We recognized royalty revenue on net sales of RUXIENCE and recorded the royalty payments to HCR as a reduction of the liability when paid. We received the 2021 milestone payments in the collective amount of $10.0 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022 pursuant to ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

On April 1, 2022, the Company received a letter from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1). On June 7, 2022, we entered into and closed an amendment to our Royalty Purchase Agreement, resulting in the Company recognizing a $37.2 million gain, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement allowed us to regain full compliance with Nasdaq Listing Rule 5550(b)(1) in a way that was non-dilutive for our shareholders. Pursuant to the Amendment to Royalty Purchase Agreement, we agreed to forego our right to receive 50% of incremental RUXIENCE royalty revenue after HCR received aggregate royalty payments totaling 190% of the Investment Amount plus Milestone Amounts to the extent paid by HCR. The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to the rate of return and was therefore accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities.

The royalty revenue included in the consolidated statements of operations reflects revenue recorded only prior to the second quarter of 2022 due to our Amendment to Royalty Purchase Agreement. Future milestone payments will be accounted for as variable consideration and recognized using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from 2022 milestone payment was recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

The following table presents the changes in the liability in the year related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

	For the year ended December 31,
	2022	2021
Liability related to sale of royalties, beginning balance	$31,045	$—
Proceeds from sale of royalties, net of transaction costs	—	33,900
Proceeds from milestone payments, net of transaction costs	9,500	—
Non-cash interest expense	3,416	5,772
RUXIENCE royalties paid by Pfizer to HCR	(6,779)	(8,627)
Gain from extinguishment of liability related to sale of royalties	(37,182)	—
Liability related to sale of royalties, ending balance	—	31,045
Current portion of liability related to sale of royalties	—	(15,465)
Liability related to sale of royalties, non-current	$—	$15,580

Note 9. Leases and Contingencies

Office Space Lease – Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term through April 2030 and provide two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice, or by July 2022. We had previously determined to record lease liability and ROU asset through April 30, 2023 given we were not reasonable certain to not exercise the termination option.

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of December 31, 2022, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022, amendment, we recorded our lease liability through April 30, 2030.

For the years ended December 31, 2022 and 2021, we recorded $0.7 million and $0.8 million, respectively, related to variable expense due to true ups of operating costs or real estate taxes.

Equipment Leases - Operating and Financing

As of December 31, 2022, we did not have any operating or financing leases for equipment.

Components of lease expense:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2022	2021
Operating lease cost	$1,277	$1,556
Total lease cost	$1,277	$1,556

Right-of-use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2022	2021
Operating leases, excluding Seattle office lease	$—	$7
Seattle office lease, including amendment	5,303	1,577
Total right-of-use assets	$5,303	$1,584

Lease payments:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2022	2021
For operating leases	$895	$1,387

Future minimum payments as of December 31, 2022 are as follows:

(in thousands)
2023	1,147
2024	1,376
2025	1,376
2026 and beyond	5,963
Total future minimum lease payments	9,862
Less: imputed interest	(3,402)
Total	$6,460

As of December 31, 2022, the long-term and current portion of the lease liabilities were $6.1 million and $0.4 million, respectively. As of December 31, 2021, the long-term and current portion of the lease liabilities were $1.3 million and $1.0 million, respectively.

As of December 31, 2022, the weighted average remaining lease term and weighted discount rate for operating leases was 7.3 years and 12.03%. As of December 31, 2021, the weighted average remaining lease term and weighted discount rate for operating leases was 1.3 years and 14.46%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2022	2021
Net income (loss) from continuing operations	$7,014	$(29,408)
Income from discontinued operations	1,013	951
Net income (loss)	$8,027	$(28,457)

Basic and diluted net income (loss) per share from continuing operations:
Basic	$1.37	$(6.27)
Diluted	$1.37	$(6.27)
Basic and diluted net income per share from discontinued operations:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

Shares used in calculation
Basic	5,100,310	4,687,952
Diluted	5,102,914	4,687,952

The following table represents all potentially dilutive shares:

	As of December 31,
(in thousands, except for per share amounts)	2022	2021
Warrants	351	351
Outstanding options to purchase common stock	364	334
Unvested RSUs	224	57

Note 11. Equity

Common Stock

The Company issued warrants to purchase shares of our common stock outstanding related to our March 11, 2019 public offering. For the year ended December 31, 2022, the Company did not have any of its warrants exercised. For the year ended December 31, 2021, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of December 31, 2022 and 2021, there were warrants to purchase 350,589 shares of common stock outstanding.

For the year ended December 31, 2022, we issued 16,809 shares of our common stock due to the vesting of RSUs. For the year ended December 31, 2021, we did not issue any common stock due to the vesting of RSUs.

For the year ended December 31, 2022, an immaterial number of shares of stock options were exercised. For the year ended December 31, 2021, we received proceeds of $0.2 million upon the exercise of stock options which resulted in the issuance of 26,082 shares of common stock.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. For the year ended December 31, 2022, we issued 1,452,065 shares of our common stock at an average share price of $4.92 under the Equity Distribution Agreement. We received $7.0 million in proceeds from issuance of these shares. We did not issue any shares under the Equity Distribution Agreement for the year ended December 31, 2021.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement (2022 Purchase Agreement) and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement.

For in the year ended December 31, 2022, we did not issue any shares of common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement. For the year ended December 31, 2021, the Company issued 407,047 shares of common stock to Lincoln Park under the 2018 Purchase Agreement and received $10.2 million in proceeds from issuance of these shares.

Rights Plan

On November 8, 2020, our Board of Directors (Board) approved and adopted a Rights Agreement by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022 and further amended on November 4, 2022 to extend the expiration of such agreement to November 4, 2023.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan (the 2016 SIP). A total of 0.2 million shares of our common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

On May 31, 2017, at the 2017 Annual Meeting of Stockholders (Annual Meeting), the Company’s stockholders approved the amendment and restatement of the Company’s 2016 SIP (Restated 2016 Plan) to, among other things, increase the number of authorized shares issuable by 0.1 million shares of our common stock. The Restated 2016 Plan was previously approved, subject to stockholder approval, by the Board of Directors of the Company.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (2018 SIP), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of our common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares.

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 0.5 million shares of common stock. As of December 31, 2022, there are less than 0.4 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Research and development	$196	$510
General and administrative	1,606	1,133
Total stock-based compensation expense	$1,802	$1,643

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2022	2021
Expected dividend yield	0.00%	0.00%
Expected volatility	106.24%	99.15%
Risk-free interest rate	1.71%	0.61%
Expected average life of options	5 years	5 years

Management has applied an estimated forfeiture rate of 30% and 23% for the year ended December 31, 2022 and 2021, respectively. Expected volatility increased, as our stock price fluctuated from a low of $2.00 to a high of $8.42 throughout the year ended December 31, 2022, compared to a low of $6.48 to a high of $40.59 for the year ended December 31, 2021.

The following is a summary of option activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	334,412	$19.17	8.70	$43,210
Granted	69,588	5.54	—	—
Exercised	(85)	6.97	—	21
Forfeited	(39,649)	25.61	—	—
Outstanding at December 31, 2022	364,266	15.77	7.39	—
Exercisable at December 31, 2022	187,838	$13.73	6.33	—
Vested and expected to vest at December 31, 2022	321,078	$15.77	7.21	$—

As of December 31, 2022, we had $1.9 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 1.3 years. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2022 and 2021 was $4.36 and $23.02, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $0 and $0.4 million, respectively. The total fair value of stock options vested for the years ended December 31, 2022 and 2021 was $1.3 million and $1.6 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of December 2022 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2022:

	Number of Units	Weighted Average Fair Value per Unit
Outstanding at December 31, 2021	56,810	$30.66
Granted	199,604	5.05
Vested	(17,903)	30.43
Forfeited	(14,736)	21.08
Outstanding at December 31, 2022	223,775	$8.47
Expected to Vest	223,775	$8.47

As of December 31, 2022, we had $1.5 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted average period of 1.6 years. As of December 31, 2021, we had $1.4 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted average period of 2.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our consolidated balance sheets. For the year ended December 31, 2022, the Company did not have any of its warrants exercised. For the year ended December 31, 2021, certain of the holders of the Company’s warrants exercised warrants with a strike price of $18.20 per share, resulting in the issuance of 54,105 shares of the Company’s common stock and aggregate proceeds to the Company of approximately $1.0 million. As of December 31, 2022, there were warrants to purchase 350,589 shares of common stock outstanding.

Note 12. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2022 and 2021, Aptevo’s related share of matching contributions was approximately $0.2 million.

Note 13. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2022 and 2021.

The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
(in thousands)	2022	2021
US	$7,014	$(29,408)
Income (loss) from continuing operations before benefit from income taxes	$7,014	$(29,408)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2022	2021
Federal losses carryforward	$32,793	$33,520
Capitalized research expenditures	3,361	—
Intangible assets	195	235
Stock-based compensation	912	986
State losses carryforward	3,799	3,743
Other deferred tax assets	496	2,023
Other tax credits	4,852	3,253
Lease Liabilities	1,371	496
Fixed Assets	442	456
Gain related to sale of future royalties	2,016	5,866
Deferred tax assets, gross	50,237	50,578
Valuation allowance	(49,113)	(50,245)
Deferred tax assets, net of valuation	1,124	333
ROU Assets	(1,124)	(333)
Deferred tax liability	(1,124)	(333)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2022, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance decreased by $1.1 million during the year ended December 31, 2022. The decrease in the valuation allowance during the year ended December 31, 2022 was due primarily to a decrease in deferred tax assets resulting from the current year write-off of DTA related to the sale of the Company’s RUXIENCE royalty rights to HCR and decrease in Section 163(j) limitation, which was utilized at return time, the impact of which was partially offset by orphan drug credit generated during the period, Section 174 capitalized research expenditures, and the generation of federal and state NOLs during the period.

As of December 31, 2022 and 2021, we have recorded gross federal net operating losses (NOL) carryforwards of approximately $156.2 and $159.6 million, respectively, gross state NOL carryforwards of approximately $71.1 and $70.3 million, respectively, and tax credit carryforwards of $4.9 million and $3.3 million, respectively. Approximately $15.1 million of federal losses and credits would begin to expire in 2037, while $141.1 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

The Company completed an IRC Section 382/383 study on its federal and state tax attributes based on an ownership change that occurred during 2021. Based on the study, there are not any permanent limitations on our ability to use federal and state net operating loss carryforwards and tax credits. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

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

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2022	2021
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	-1.8%	-1.0%
Change in valuation allowance	-12.5%	-20.9%
Tax credits	-15.3%	3.2%
Permanent differences	0.8%	0.0%
Stock-based compensation	10.1%	-1.3%
Other	-2.3%	-1.0%
Total income tax benefit	0.0%	0.0%

Note 14. Subsequent Events

We issued 730,913 shares of our common stock after December 31, 2022 but before the issuance of this report, which would have further diluted our net income per share had they been issued prior to December 31, 2022. These shares were issued pursuant to our Equity Distribution Agreement with Piper Sandler.

On February 28, 2023, the Company received a $2.5 million milestone payment from HCR pursuant to our Royalty Purchase Agreement. Proceed from the milestone payment was recorded as other income in the consolidated statement of operations for the year ended December 31, 2022, using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets.

On March 29, 2023, we entered into and closed a payment interest purchase agreement (the “Purchase Agreement”) with XOMA (US) LLC (“XOMA”) pursuant to which we sold to XOMA our right, title and interest in and to all of the deferred payments and a portion of the milestone payments from Medexus pursuant to our LLC Purchase Agreement. Under the terms of the Purchase Agreement, we received $9.6 million at closing (the “Closing Payment”) and we are eligible to receive additional post-closing payment of $0.05 million if the deferred payment in respect of net sales under our LLC Purchase Agreement with Medexus for the first calendar quarter of 2023 (“Q1 2023”) exceeds $0.5 million. In exchange for the Closing Payment, the Company sold to XOMA its right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the Company’s entitlement to receive the Canadian Approval Milestone Payment; and (iii) 50% of the Company’s entitlement to receive the European Approval Milestone Payments and Net Sales Milestone Payment.

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay $2.8 million outstanding principal of our MidCap debt, including payment of $0.3 million in exit fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2022, under the headings “Executive Officers,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3.
Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated By-laws of Aptevo Therapeutics Inc., as amended and restated on November 8, 2022.	10-Q	3.1	November 10, 2022	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.5	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.5	Amendment No. 1 to Right Agreement, dated as of November 5, 2021, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 5, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.6	Amendment No. 2 to Rights Agreement, dated as of November 4, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.	8-K	4.1	November 4, 2022	001-37746

4.7	Description of Capital Stock of Aptevo Therapeutics		4.5	March 31, 2021	001-37746

4.8	Agreement to Terminate Registration Rights Agreement between the Company and Intervac L.L.C. and BioVac L.L.C.	10-K	4.1	March 24, 2022	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Amended and Restated Senior Management Severance Plan	10-K	C 10.6	March 24, 2022	001-37746

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746
†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Ninth Amendment to Office Lease, dated May 26, 2022, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.3	August 11, 2022	001-37746

10.29	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.30	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.31	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

10.32	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.33	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.34	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.35	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.36	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

10.37	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.	10-Q	10.1	May 11, 2021	001-37746

10.38	Amendment to Royalty Purchase Agreement dated June 7, 2022.	8-K	10.1	August 11, 2022	001-37746

10.39	First Amendment to Credit and Security Agreement dated March 30, 2021.	10-Q	10.2	May 11, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.40	Limited consent and Second Amendment to Credit and Security Agreement dated June 7, 2022.	8-K	10.2	August 11, 2022	001-37746

10.41	Third Amendment to Credit and Security Agreement dated August 30, 2022.	10-Q	10.2	November 10, 2022	001-37746

10.42	Executive Transition Services Agreement.	10-Q	10.3	November 12, 2021	001-37746

10.43	Amendment to Executive Transition Services Agreement.	10-Q	10.4	November 12, 2021	001-37746

10.44	Purchase Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.1	February 17, 2022	001-37746

10.45	Registration Rights Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.2	February 17, 2022	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Company Name

Date: March 30, 2023	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 30, 2023
Marvin L. White	(Principal Executive Officer)

/s/Daphne Taylor	Senior Vice President and Chief Financial Officer	March 30, 2023
Daphne Taylor	(Principal Financial and Accounting Officer)

/s/John E. Niederhuber, M.D.	Chairman of the Board of Directors	March 30, 2023
John E. Niederhuber, M.D.

/s/Daniel J. Abdun-Nabi	Director	March 30, 2023
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 30, 2023
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 30, 2023
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 30, 2023
Barbara Lopez Kunz