Form 10-Q
period 2023-03-31
Aptevo Therapeutics Inc.
filed 2023-05-11
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the number of shares of the registrant’s common stock outstanding was 7,290,121.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25,328	$22,635
Royalty and milestone receivable	—	2,500
Prepaid expenses	1,575	1,571
Other current assets	1,582	744
Total current assets	28,485	27,450
Property and equipment, net	1,284	1,462
Operating lease right-of-use asset	5,200	5,303
Total assets	$34,969	$34,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,134	$3,499
Accrued compensation	627	2,105
Current portion of long-term debt	—	2,000
Other current liabilities	1,036	1,102
Total current liabilities	5,797	8,706
Long-term debt	—	1,456
Operating lease liability	5,916	6,079
Total liabilities	11,713	16,241

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 7,239,471 and 6,466,294 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	226,470	223,962
Accumulated deficit	(203,263)	(206,036)
Total stockholders' equity	23,256	17,974
Total liabilities and stockholders' equity	$34,969	$34,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Royalty revenue	$—	$3,114
Operating expenses:
Research and development	(4,168)	(4,866)
General and administrative	(3,588)	(3,859)
Loss from operations	(7,756)	(5,611)
Other income (expense):
Other expense from continuing operations, net	(67)	(2,264)
Gain related to sale of non-financial asset	9,650	—
Net income (loss) from continuing operations	$1,827	$(7,875)
Discontinued operations:
Income from discontinued operations	$946	$178
Net income (loss)	$2,773	$(7,697)

Net income (loss) per share:
Basic and diluted net income (loss) from continuing operations	$0.26	$(1.59)
Basic and diluted net income (loss)	$0.39	$(1.55)
Weighted-average shares used to compute per share calculations	$7,022,292	$4,937,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$2,773	$(7,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	915	601
Depreciation and amortization	178	242
Non-cash interest expense and other	10	1,687
Changes in operating assets and liabilities:
Royalty receivable	2,500	550
Prepaid expenses and other current assets	(841)	296
Operating lease right-of-use asset	103	278
Accounts payable, accrued compensation and other liabilities	(909)	(798)
Long-term operating lease liability	(163)	(276)
Net cash provided by (used in) operating activities	4,566	(5,117)
Investing Activities
Net cash used in investing activities	—	—
Financing Activities
Payments of long-term debt, including fees	(3,467)	(10,767)
Repayments under liability related to sale of royalties	—	(3,665)
Value of equity awards withheld for tax liability	(8)	(4)
Proceeds from milestones related to sale of royalties	—	10,000
Transaction costs for milestones related to sale of royalties	—	(500)
Proceeds from issuance of common stock	1,602	—
Net cash used in financing activities	(1,873)	(4,936)
Increase (decrease) in cash, cash equivalents, and restricted cash	2,693	(10,053)
Cash, cash equivalents, and restricted cash at beginning of period	22,635	46,303
Cash, cash equivalents, and restricted cash at end of period	$25,328	$36,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	6,466,294	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	42,264	—	(8)	—	(8)
Proceeds from issuances of commons stock	730,913	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	7,239,471	$49	$226,470	$(203,263)	$23,256

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period	—	—	—	(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2023, we had a net income of $2.8 million. We had an accumulated deficit of $203.3 million as of March 31, 2023. For the three months ended March 31, 2023, net cash provided by our operating activities was $4.6 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HealthCare Royalty Management, LLC (HCR), funds available under the Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) and the Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler), cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals, Inc. (Medexus), and contingent considerations to be received from Kamada Ltd. (previously Saol), will be sufficient to meet our projected operating requirements for at least twelve months from the date of issuance of these financial statements. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent expected milestones are received from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; (f) macroeconomic conditions such as rising interest rates, inflation and costs; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler, or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, and incremental borrowing rate (IBR) used for our lease. Given the global economic and geopolitical climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Significant Accounting Policies

Gain Related to Sale of Nonfinancial Asset to XOMA (US) LLC

On March 29, 2023, we entered into and closed a payment interest purchase agreement (the “Purchase Agreement”) with XOMA (US) LLC (“XOMA”) pursuant to which we sold to XOMA our right, title and interest in all of the deferred payments and a portion of the milestone payments from Medexus pursuant to our LLC Purchase Agreement. Under the terms of the Purchase Agreement, we received $9.6 million at closing (the “Closing Payment”) and we were eligible to receive an additional post-closing payment of $0.05 million if the deferred payment with respect of net sales under our LLC Purchase Agreement with Medexus for the first calendar quarter of 2023 (“Q1 2023”) exceeded $0.5 million. In exchange for the Closing Payment, the Company sold to XOMA its right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the milestone payment upon receipt of a Notice of Compliance for IXINITY from Health Canada (the "Canadian Approval Milestone Payment"); and (iii) 50% of the milestone payments upon receipt of regulatory approval in each of Germany, France, the United Kingdom, Spain and Italy (the "European Approval Milestone Payments") and when the worldwide net sales of IXINITY for a fiscal year meet or exceed $120 million (the "Net Sales Milestone Payment").

We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with Accounting Standards Codification (ASC) 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023. Contractual rights sold to XOMA represent an intangible asset under ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets for which XOMA bears all benefit and Aptevo has no obligations going forward. The Company will continue to account for its portion of future milestones under our LLC Purchase Agreement with Medexus as contingent consideration under ASC 450-30 Gain Contingencies and will record income when proceeds are received.

Liability Related to Sale of Royalties and Non-Cash Interest Expense

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through March 31, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

Through March 31, 2022, we accounted for the Royalty Purchase Agreement with HCR as a debt-like instrument, amortized under the effective interest rate method over the life of the related expected royalty stream. The liabilities related to the sale of royalties and the debt amortization were based on our estimates of royalties expected to be paid over the life of the arrangement. We received the 2021 milestone payments in the collective amount of $10 million on March 8, 2022. The proceeds from these milestone payments, net of transaction costs, were recorded as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022 pursuant to ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

On June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the Amendment to Royalty Purchase Agreement) (see Note 8) which removed all restrictions related to HCR’s rate of return, and it is no longer a sale of a specified percentage of royalty revenue. The Amendment to Royalty Purchase Agreement was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities and the transaction was no longer considered a debt-like financing.

As a result of the Amendment to Royalty Purchase Agreement, the Company recognized a gain of $37.2 million in the second quarter of 2022, which was the total balance of liability related to the sale of royalties on the closing date. Future Milestone Amounts will be accounted for as variable consideration and recognized as other income when such milestones are earned using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received the 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. The Company is eligible to receive an additional milestone payment of $10 million based on achievement of sales milestones in 2023.

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

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue was exclusively related to royalties on Pfizer’s net sales of RUXIENCE. We did not recognize royalty revenue for the three months ended March 31, 2023. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 8). As a result of the Amendment to Royalty Purchase Agreement, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

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

Given the royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Aptevo did not record revenue for the three months ended March 31, 2023 due to our Amendment to Royalty Purchase Agreement. Revenue recorded for the three months ended March 31, 2022 represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

Debt Modification

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal balance of our MidCap debt, and $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement since we were required to fully repay the remaining principal balance if we sold our IXINITY deferred payment stream and milestones.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 30, 2023. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of our hyperimmune business to Saol International Limited (subsequently acquired by Kamada Ltd.) in September 2017, from which we received a payment in March 2023 related to the collection of certain accounts receivable, and the sale of our Aptevo BioTherapeutics LLC business to Medexus in February 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Deferred payment from Medexus	523	178
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163	—
Gain on contingent consideration from Kamada	260	—
Income from discontinued operations	$946	$178

The LLC Purchase Agreement with Medexus entitled us to future deferred payments and milestones. For the three months ended March 31, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol as a result of the collection of certain accounts receivable. For the three months ended March 31, 2022, we collected $0.2 million in deferred payment from Medexus related to IXINITY sales. The proceeds from the income from discontinued operations is included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

Note 3. XOMA Transaction

On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title and interest in and to all of the deferred payments and a portion of the milestone payments from Medexus under our 2020 LLC Purchase Agreement. Under the terms of our Purchase Agreement with XOMA, we received $9.6 million at closing (the “Closing Payment”) and we were eligible to receive an additional post-closing payment of $0.05 million (the “Post-Closing Payment”) if the deferred payment in respect of net sales under the LLC Purchase Agreement for the Q1 2023 exceeds $0.5 million. In exchange for the Closing Payment, we sold to XOMA our right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the Company’s entitlement to receive the Canadian Approval Milestone Payment; and (iii) 50% of the Company’s entitlement to receive the European Approval Milestone Payments and Net Sales Milestone Payment.

We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023. Contractual rights sold to XOMA represent an intangible asset under ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets for which XOMA bears all benefit and Aptevo has no obligations going forward. The Company will continue to account for its portion of future milestones under our LLC Purchase Agreement with Medexus as contingent consideration under ASC 450-30 Gain Contingencies and will record income when proceeds are received.

Note 4. Collaboration Agreements

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

For the three months ended March 31, 2023 and 2022, we recorded approximately $0.8 million and $0.2 million, which represent 50% of our cost share, in our research and development expense related to the Collaboration Agreement, respectively.

Note 5. Fair Value Measurements

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

At March 31, 2023 and December 31, 2022, we had $22.8 million and $21.6 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2023 and December 31, 2022, we did not have any Level 2 or Level 3 assets.

Note 6. Cash, Cash Equivalents, and Restricted Cash

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds. Restricted cash, which are time deposits, includes $0.4 million securing letters of credit.

The following table shows our cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Cash	$2,478	$1,066
Cash equivalents	22,850	21,569
Total cash, cash equivalents, and restricted cash	$25,328	$22,635

Note 7. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial. The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement.

On June 7, 2022, we amended the Credit Agreement with MidCap Financial to obtain MidCap Financial’s limited consent to amend our Royalty Purchase Agreement with HCR. The Limited Consent and Second Amendment to Credit Agreement did not change future cash flows or other terms of the Credit Agreement.

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

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal of our MidCap debt, including payment of $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement since we were required to fully repay the remaining principal balance if we sold IXINITY deferred payment stream and milestones. As of March 31, 2023, we do not have any outstanding debt on the balance sheet.

Note 8. Liability Related to Sale of Royalties

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through March 31, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

Due to the nature of the transaction, which included a cap on HCR’s rate of return, we recorded a liability related to the proceeds received from HCR of $35.0 million, net of transaction costs of $1.1 million and the 2021 milestone payments in the collective amount of $10.0 million as an additional liability related to the sale of royalties on the consolidated balance sheet as of March 31, 2022 pursuant to ASC 470-10-25, Debt – Sales of Future Revenues or Various Other Measures of Income.

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

Future milestone payments will be accounted for as variable consideration and recognized using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

Due to our Amendment to Royalty Purchase Agreement, we did not have any liability related to sale of royalties as of March 31, 2023. The following table presents the changes in the liability in the prior period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

For the Three Months Ended March 31,
2022
Liability related to sale of royalties, beginning balance	$31,045
Proceeds from milestone payments, net of transaction costs	9,500
Non-cash interest expense	1,780
RUXIENCE royalties paid by Pfizer to HCR	(3,665)
Liability related to sale of royalties, ending balance	38,660
Current portion of liability related to sale of royalties	(15,318)
Liability related to sale of royalties, non-current	$23,342

We recorded non-cash interest expense through the date of the Amendment to Royalty Purchase Agreement.

Note 9. Leases

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

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of March 31, 2023, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the three months ended March 31, 2023 and 2022, we recorded $0.2 million related to variable lease expense.

Components of lease expense:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$297	$360
Total lease cost	$297	$360

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2023	2022
Seattle office lease, including amendment	5,200	5,303
Total operating leases	$5,200	$5,303

Lease payments:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
(in thousands)	2023	2022
For operating leases	$115	$323

As of March 31, 2023, the long-term and current portion of the lease liabilities is $5.9 million and $0.6 million, respectively. As of March 31, 2022, the long-term and current portion of the lease liabilities were $1.1 million.

As of March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 7.1 years and 12.03%. As of March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 1.08 years and 14.45%.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units (RSUs) are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income (loss) from continuing operations or income from discontinued operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net income (loss) from continuing operations	$1,827	$(7,875)
Income from discontinued operations	946	178
Net income (loss)	$2,773	$(7,697)

Basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.26	$(1.59)
Income from discontinued operations	$0.13	$0.04
Net income (loss)	$0.39	$(1.55)
Weighted-average shares used to compute per share calculations	$7,022,292	$4,937,456

The following table represents all potentially dilutive shares:

	As of March 31,
(in thousands)	2023	2022
Warrants	351	351
Outstanding options to purchase common stock	468	366
Unvested RSUs	327	70

We use the treasury stock method when determining dilutive shares. As of March 31, 2023, we determined that outstanding warrants, options, and RSUs are not dilutive as the exercise and grant prices were higher than our average share price for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share calculation.

Note 11. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The shares of common stock by Piper Sandler will be sold pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the three months ended March 31, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the three months ended March 31, 2022.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement (2022 Purchase Agreement) and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. We did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the three months ended March 31, 2023 and 2022.

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

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of March 31, 2023, there are approximately 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$310	$24
General and administrative	605	577
Total stock-based compensation expense	$915	$601

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the vesting period. All assumptions used to calculate the grant date fair value of non-employee equity awards are generally consistent with the assumptions used for equity awards granted to employees. In the event the Company terminates any of its consulting agreements, the unvested equity underlying the agreements would also be forfeited.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2023	2022
Expected dividend yield	—	—
Expected volatility	103.63%	106.30%
Risk-free interest rate	4.18%	1.60%
Expected average life of options	5 years	5 years

Management has applied an estimated forfeiture rate of 30% for the three months ended March 31, 2023, and 29% for the three months March 31, 2022. Expected volatility slightly decreased as our stock price fluctuated from a low of $1.74 to a high of $2.54 for the three months ended March 31, 2023, compared to a low of $4.48 to a high of $6.96 for the three months ended March 31, 2022.

The following is a summary of option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	364,266	$15.77	7.39	$—
Granted	103,965	2.11	—	—
Exercised	—	—	—	—
Forfeited	(645)	27.87	—	—
Outstanding at March 31, 2023	467,586	12.72	7.81	1
Exercisable at March 31, 2023	249,006	14.93	6.65
Vested and expected to vest at March 31, 2023	386,276	13.85	7.48	1

As of March 31, 2023, we had $1.5 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 1.3 years. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $1.68 and $4.43, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $0. The total fair value of stock options vested for the three months ended March 31, 2023 and 2022 was $0.9 million.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2023 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2023:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2022	223,775	$8.47
Granted	150,313	2.15
Vested	(46,056)	11.23
Forfeited	(1,414)	3.43
Outstanding and expected to vest at March 31, 2023	326,618	$5.19

As of March 31, 2023, there was $1.4 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.7 years. As of March 31, 2022, there was $1.2 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 2.1 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the three months ended March 31, 2023 and 2022, the Company did not have any of its warrants exercised. As of March 31, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding.

Note 12. Subsequent Events

From May 5, 2023, through May 11, 2023, we issued 50,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement. We received $0.1 million in proceeds from issuance of these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, the achievement of milestones and receipt of future payments, projected costs, prospects, plans, intentions, expectations, clinical trial results, compliance with listing requirements, future macroeconomic conditions and objectives could be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “should,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapy candidates that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

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

Recent Developments:

Raised $9.7 million in non-dilutive funding, extending cash runway beyond 12 months.

•
A portion of the proceeds was used to fully repay the existing debt facility on the Company's balance sheet.
•
The Company achieved this by closing a transaction for the complete sale of all future IXINITY deferred payments and a portion of IXINITY milestones to XOMA Corporation.

Announced plans to initiate its Phase 2 program in the second half of 2023 to further evaluate APVO436, a bispecific CD3xCD123 ADAPTIR molecule, in combination with venetoclax and azacytidine in frontline and relapsed/refractory venetoclax treatment naïve patients with acute myeloid leukemia (AML). The trial design will be informed by the positive Phase 1 results announced at ASH in December 2022.

Dosed the first patient in the Company’s Phase 1 trial evaluating ALG.APV-527 intended for the treatment of solid tumors, potentially including, but not limited to, breast, colon, lung and pancreatic, which are likely to express the 5T4 antigen.

•
ALG.APV-527 is a bispecific antibody designed to target cancer cells by activating both T-cells and natural killer cells and is intended to bind to tumor-specific antigens while sparing healthy cells and maximizing immune response.

Introduced pipeline candidate, APVO711, a PD-L1 x CD40 compound with a dual mechanism of action that includes a checkpoint inhibitor that blocks the T cell inhibitory pathway while also stimulating antigen presenting cells.

•
APVO711 has the potential to fight a range of solid malignancies such as head and neck squamous cell carcinoma, melanoma, and carcinomas of the lung, gastrointestinal tract and colon.
•
The Company filed a provisional patent for APVO711 in January 2023.

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

Comparison of the Three months ended March 31, 2023 and March 31, 2022

Royalty Revenue

For the three months ended March 31, 2023 and 2022, royalty revenue was $0 and $3.1 million, respectively. We did not recognize royalty revenue in 2023 due to our Amendment to Royalty Purchase Agreement with HCR. As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE beginning in the second quarter of 2022. The royalty revenue from Pfizer related to a Collaboration and License Agreement (Definitive Agreement) acquired by Aptevo as part of our spin-off from Emergent in 2016. The agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer (see Note 8).

We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive additional milestone payment of $10 million based on achievement of sales milestones in 2023.

Research and Development Expenses

We expense research and development costs as incurred. These expenses relate primarily to conducting non-clinical studies and clinical trials, fees to professional service providers for analytical testing, consulting costs, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies, as well as costs of contract manufacturing services for clinical trial material, and costs of materials used in clinical trials and research and development. Our research and development expenses include:

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

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as site initiation, patient enrollment and clinical trial site monitoring, and key non-clinical activities. While a number of our programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the three months ended March 31, 2023 and 2022 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Change
Clinical programs:
APVO436	$1,048	$1,587	$(539)
ALG.APV-527	$702	$—	$702
Preclinical program, general research and discovery	2,418	3,279	(861)
Total	$4,168	$4,866	$(698)

For the three months ended March 31, 2023, research and development expenses decreased by $0.7 million, to $4.2 million from $4.9 million for the three months ended March 31, 2022. The decrease was primarily due to lower spending on APVO436 as we concluded enrollment in our dose expansion phase of the clinical trial and working toward the launch of Phase 2, following promising clinical data reported in the fourth quarter of 2022. Additionally, we had lower consulting and employee related costs compared to the same period in prior year. The decrease was partially offset by higher spending on the ALG.APV-527 Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the three months ended March 31, 2023, general and administrative expenses decreased by $0.3 million, to $3.6 million from $3.9 million for the three months ended March 31, 2022. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of a gain related to the sale of nonfinancial asset, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Expense, Net

Other expense, net was $0.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Beginning in Q2 2022, we no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated the liability related to the sale of royalties. This contributed $1.7 million of the decrease during the period. The rest of the decrease is primarily due to lower interest expense recorded in Q1 2023 on our MidCap term loan due to principal paydown.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the three months ended March 31, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3). We did not have any such gain for the comparative period in the prior year.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Deferred payment from Medexus	523	178
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163	—
Gain on contingent consideration from Kamada	260	—
Income from discontinued operations	$946	$178

For the three months ended March 31, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business Saol as a result of the collection of certain accounts receivable. For the three months ended March 31, 2022, we collected $0.2 million in deferred payments from Medexus related IXINITY sales. The proceeds from the income from discontinued operations is included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$4,566	$(5,117)
Investing activities	—	—
Financing activities	(1,873)	(4,936)
(Decrease) increase in cash, cash equivalents, and restricted cash	$2,693	$(10,053)

Net cash provided by operating activities of $4.6 million for the three months ended March 31, 2023 was primarily due to our net income for the period and changes in working capital accounts. The net income position was primarily due to $9.7 million received from our XOMA transaction. Net cash used in operating activities of $5.1 million for the three months ended March 31, 2022 was primarily due to our net loss of $7.7 million and changes in working capital accounts.

We did not have any investing activities for the three months ended March 31, 2023 and 2022.

Net cash used in financing activities of $1.9 million for the three months ended March 31, 2023 was primarily due to the $3.5 million of repayments of the MidCap Financial term loan, which included the remaining outstanding principal balance and loan prepayment fees. This was offset by the $1.6 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler. Net cash used in financing activities for the three months ended March 31, 2022 was primarily due to the $10.7 million of partial repayments of the MidCap Financial term loan and $3.7 million of royalties received by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received from HCR related to the sale of royalties, net of $0.5 million transaction costs.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through March 31, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As a consideration, we received $9.6 million at closing from XOMA and we were eligible to receive an additional $0.05 million post-closing payment if Medexus' first quarter 2023 net sales of IXINITY exceeds $0.5 million. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. For the three months ended March 31, 2023, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales for the fourth quarter of 2022.

Registration Statement

On December 14, 2020, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale of up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement. On March 29, 2022, we filed an amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell any registered shares under this Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. In the last 12 months, we have sold $8.8 million worth of shares of our common stock pursuant to our Equity Distribution Agreement. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the prospectus than is mentioned in our last prospectus supplement to the Registration Statement on Form S-3 filed on December 13, 2020, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co (Piper Sandler). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the three months ended March 31, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares. We did not issue any shares under the Equity Distribution Agreement in the three months ended March 31, 2022.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park. The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Purchase Agreement may not exceed 981,103 shares, unless shareholder approval is obtained or the average price of all applicable sales of our common stock sold to Lincoln Park equals or exceeds $6.14 per share. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement in the three months ended March 31, 2023.

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

Warrants

On March 11, 2019, in connection with the completion of a public offering of common stock, we issued warrants to purchase 1,571,247 shares of common stock at a price of $18.20. As of March 31, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding. These warrants have a 5-year life, and expire in March 2024.

Liquidity

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the Purchase Agreement with XOMA, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $25.3 million and an accumulated deficit of $203.3 million as of March 31, 2023.

For the three months ended March 31, 2023, net cash provided by our operating activities was $4.6 million.

Our future success is dependent on our ability to develop our product candidates. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and/or until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals.

Due to the current macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestones from Medexus due to effects of macroeconomic impacts, including, but not limited to, bank failure, and the rising and fluctuating inflation, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the macroeconomic environment, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future milestones related to IXINITY sales and approvals by Medexus, will be sufficient to meet our projected operating requirements for at least twelve months from the date of this filing of this Quarterly Report on Form 10-Q.

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
•
whether and to what extent future milestones are received under our Royalty Purchase Agreement with HCR; and
•
the timing, receipt and amount of any milestone payments from Medexus with respect to IXINITY.

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

The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. Due to the macroeconomic factors, we may experience delays in clinical trials and non-clinical work, and opportunities to partner our product candidates, due to financial and other impacts on potential partners.

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

We have a non-exclusive Commercial Platform License Agreement with OMT (OMT License Agreement") for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. APVO436 and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we are required to make a $2.0 million milestone payment upon dosing the first patient in our Phase 2 clinical trial of APVO436.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, interest rates, market volatility, economic uncertainty, bank failure, and supply chain constraints.
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
•
Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments to the Company by Medexus.
•
The COVID-19 pandemic, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics could adversely impact our business, including our clinical trials.

RISKS RELATED TO OUR BUSINESS

Financial Risks

We have a history of losses and may not be profitable in the future.

We have experienced significant operating losses in the past and may not be profitable in the future. For the three months ended March 31, 2023, we had net income of $2.8 million compared to $7.7 million net loss for the same period in 2022. The net income for the three months ended March 31, 2023 was due to a one-time $9.7 million gain recognized as a result of our Purchase Agreement with XOMA. As of March 31, 2023, we had an accumulated deficit of $203.3 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, the ability to receive Milestone Amounts under the Royalty Purchase Agreement with HCR, potential future milestone payments from Medexus under our LLC Purchase Agreement, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2023, we had cash, cash equivalents, and restricted cash in the amount of $25.3 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•
the level, timing and receipt of any milestone payments under our agreements with Medexus with respect to the sales of IXINITY;
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

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On March 29, 2022, we filed an amendment to the prospectus related to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of registered shares that we are eligible to sell. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell any registered shares under this Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. In the last 12 months, we have sold $8.8 million worth of shares of our common stock pursuant to our Equity Distribution Agreement. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

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

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments to the Company by Medexus.

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties were earned at the rate of 2% of net revenue through June 2022. As of June 30, 2022, the royalty rate on net revenue of IXINITY increased to 5%. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As a consideration, we received $9.6 million at closing from XOMA and we were eligible to receive an additional $0.05 million post-closing payment if Medexus' first quarter 2023 net sales of IXINITY exceeds $0.5 million. We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023.

We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so. Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives. Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future milestone payments from Medexus due to the macroeconomic and geopolitical environment. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone payments to us and negatively impact our future financial and operating results.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result of a variety of factors, including:

•
the level and timing of any milestone payments with respect to sales of IXINITY by Medexus;

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

Due to the macroeconomic and geopolitical environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone payments from Medexus, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through March 31, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

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

The COVID-19 pandemic, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics could adversely impact our business, including our clinical trials.

The COVID-19 pandemic caused severe global economic and societal disruptions and uncertainties. Although the COVID-19 pandemic has ended, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility; supply constraints; delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners; diversion of healthcare resources away from the conduct of clinical trials; potential impacts on our future milestone payments from Medexus due to the environment which may impact Medexus’ ability to continue to successfully commercialize the IXINITY business or Pfizer to successfully commercialize RUXIENCE; and negative impacts on suppliers and licensees. The ultimate impact of COVID-19 reoccurrences or other pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future other pandemics may also exacerbate many of the other risks described in this “Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2023.

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

We concluded enrollment in our Phase 1b clinical trial with APVO436 and are in the process of initiating a Phase 2 study in the second half of 2023. Additionally, we initiated a first-in-human Phase 1 clinical study of ALG.APV-527 in the first quarter of 2023. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We may not be able to file INDs, or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

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

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices, or GCPs, and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from circumstances out of our control, could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and preclinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

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

A key element of our strategy is to expand our product pipeline of immunotherapy candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multi-specific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in monospecific, bispecific, and multi-specific ADAPTIR and ADAPTIR-FLEX therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, ALX Oncology Holdings Inc., Amgen Inc., AnaptysBio, Inc., Arcellx, Astellas Pharma Inc., AvenCell Therapeutics, Inc., Bayer AG, Biogen Idec Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb, Cellectis, Chinook Therapeutics, City of Hope, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, Grifols USA LLC, Harpoon Therapeutics, ImmunoGen, Inc., Immunomedics, Inc., Inhibrx Inc., Innate Pharma, invoX Pharma, Janssen BioTech Inc., Johnson & Johnson, Kyowa Hakko Kirin Pharma, Macrogenics, Inc., Molecular Partners, Mustang Bio, Pieris Pharmaceuticals, Inc., ProMab Biotechnologies, Sanofi-Aventis US LLC, Shattuck Labs, Strike Pharma, Syros Pharmaceuticals, Inc., Pfizer Inc., Takeda Pharmaceuticals U.S.A., Inc., University of Pennsylvania, VenCell Therapeutics, Xencor, Inc., Y-mAbs Therapeutics, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator pursuant to which Aptevo R&D and Alligator have been collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreement with Alligator would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance. Due to the macroeconomic factors, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and up to March 31, 2023, the reported closing price of our common stock has fluctuated between $1.74 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
general industry and macroeconomic conditions, including domestic and global financial, economic, and geopolitical instability; and,
•
the other factors described in this “Risk Factors” section.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*+	Payment Interest Purchase Agreement by and between Aptevo Therapeutics Inc. and XOMA (US) LLC, dated March 29, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

APTEVO THERAPEUTICS INC.

Date: May 11, 2023	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer