Form 10-Q
period 2023-06-30
Aptevo Therapeutics Inc.
filed 2023-08-10
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the number of shares of the registrant’s common stock outstanding was 11,523,716.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,006	$22,635
Royalty and milestone receivable	—	2,500
Prepaid expenses	910	1,571
Other current assets	764	744
Total current assets	22,680	27,450
Property and equipment, net	1,134	1,462
Operating lease right-of-use asset	5,098	5,303
Total assets	$28,912	$34,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,873	$3,499
Accrued compensation	1,292	2,105
Current portion of long-term debt	—	2,000
Other current liabilities	746	1,102
Total current liabilities	6,911	8,706
Long-term debt	—	1,456
Operating lease liability	5,748	6,079
Total liabilities	12,659	16,241

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 7,543,440 and 6,466,294 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	227,415	223,962
Accumulated deficit	(211,211)	(206,036)
Total stockholders' equity	16,253	17,974
Total liabilities and stockholders' equity	$28,912	$34,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Royalty revenue	$—	$—	$—	$3,114
Operating expenses:
Research and development	(5,462)	(3,865)	(9,630)	(8,731)
General and administrative	(2,716)	(3,697)	(6,304)	(7,556)
Loss from operations	(8,178)	(7,562)	(15,934)	(13,173)
Other income (expense):
Other income (expense) from continuing operations, net	230	(1,759)	163	(4,023)
Gain related to sale of non-financial asset	—	—	9,650	—
Gain on extinguishment of liability related to sale of royalties	—	37,182	—	37,182
Net (loss) income from continuing operations	$(7,948)	$27,861	$(6,121)	$19,986
Discontinued operations:
Income from discontinued operations	$—	$149	$946	$327
Net (loss) income	$(7,948)	$28,010	$(5,175)	$20,313

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(1.23)	$5.55	$(0.85)	$4.01
Diluted	$(1.23)	$5.55	$(0.85)	$4.01
Basic and diluted net (loss) income per share:
Basic	$(1.23)	$5.58	$(0.72)	$4.08
Diluted	$(1.23)	$5.58	$(0.72)	$4.08
Shares used in calculation:
Basic	6,482,158	5,023,321	7,190,701	4,980,625
Diluted	6,482,158	5,023,321	7,190,701	4,980,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities
Net (loss) income	$(5,175)	$20,313
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,380	1,086
Depreciation and amortization	328	518
Non-cash interest expense and other	10	3,290
Gain on extinguishment of liability related to sale of royalties	—	(37,182)
Changes in operating assets and liabilities:
Royalty receivable	2,500	3,664
Prepaid expenses and other current assets	641	1,248
Operating lease right-of-use asset	205	444
Accounts payable, accrued compensation and other liabilities	205	(2,245)
Long-term operating lease liability	(331)	677
Net cash used in operating activities	(237)	(8,187)
Investing Activities
Purchase of property and equipment	—	(25)
Net cash used in investing activities	—	(25)
Financing Activities
Payments of long-term debt, including fees	(3,467)	(11,267)
Repayments under liability related to sale of royalties	—	(6,779)
Value of equity awards withheld for tax liability	(8)	(4)
Proceeds from milestones related to sale of royalties	—	10,000
Transaction costs for milestones related to sale of royalties	—	(500)
Proceeds from issuance of common stock	2,083	436
Net cash used in financing activities	(1,392)	(8,114)
Decrease in cash and cash equivalents	(1,629)	(16,326)
Cash and cash equivalents at beginning of period	22,635	46,303
Cash and cash equivalents at end of period	$21,006	$29,977

Supplemental Cash Flow Information
Change in ROU asset and lease liability from lease remeasurement	$—	$4,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	6,466,294	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	42,264	—	(8)	—	(8)
Proceeds from issuances of commons stock	730,913	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	7,239,471	$49	$226,470	$(203,263)	$23,256
Common stock issued upon vesting of restricted stock units	3,969	—	(2)	—	(2)
Proceeds from issuance of common stock	300,000	—	482	—	482
Stock-based compensation	—	—	465	—	465
Net loss for the period	—	—	—	(7,948)	(7,948)
Balance at June 30, 2023	7,543,440	$49	$227,415	$(211,211)	$16,253

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period	—	—	—	(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)
Common stock issued upon vesting of restricted stock units	4,326	—	—	—	—
Proceeds from issuance of common stock	78,285	—	436	—	436
Stock-based compensation	—	—	485	—	485
Net income for the period	—	—	—	28,010	28,010
Balance at June 30, 2022	5,089,852	47	216,750	(193,750)	23,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immuno-oncology candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our clinical candidates, APVO436 and ALG.APV-527, and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, 2023, we had a net loss of $5.2 million. We had an accumulated deficit of $211.2 million as of June 30, 2023. For the six months ended June 30, 2023, net cash used in our operating activities was $0.2 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HealthCare Royalty Management, LLC ("HCR"), funds available under the Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") and the Equity Distribution Agreement with Piper Sandler & Co ("Piper Sandler"), cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals, Inc. ("Medexus"), and contingent considerations to be received from Kamada Ltd. (previously Saol), will be sufficient to meet our projected operating requirements for at least twelve months from the date of issuance of these financial statements. On August 4, 2023, we completed a public offering related to the issuance and sale of our common stock (or pre-funded warrant in lieu thereof) and received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.5 million after placement agent and other fees (see Note 12). We may choose to raise additional funds to support our operating and capital needs in the future.

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

Significant Accounting Policies

Gain Related to Sale of Nonfinancial Asset to XOMA (US) LLC

On March 29, 2023, we entered into and closed a payment interest purchase agreement (the “Purchase Agreement”) with XOMA (US) LLC (“XOMA”) pursuant to which we sold to XOMA our right, title and interest in all of the deferred payments and a portion of the milestone payments from Medexus pursuant to our LLC Purchase Agreement. Under the terms of the Purchase Agreement, we received $9.6 million at closing (the “Closing Payment”) and an additional post-closing payment of $0.05 million post-closing payment. In exchange for the Closing Payment, the Company sold to XOMA its right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the milestone payment upon receipt of a Notice of Compliance for IXINITY from Health Canada (the "Canadian Approval Milestone Payment"); and (iii) 50% of the milestone payments upon receipt of regulatory approval in each of Germany, France, the United Kingdom, Spain and Italy (the "European Approval Milestone Payments") and when the worldwide net sales of IXINITY for a fiscal year meet or exceed $120 million (the "Net Sales Milestone Payment").

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

Liability Related to Sale of Royalties and Non-Cash Interest Expense

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through June 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

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

On June 7, 2022, we entered into and closed an amendment to the Royalty Purchase Agreement (the "Amendment to Royalty Purchase Agreement") (see Note 8) which removed all restrictions related to HCR’s rate of return, and it is no longer a sale of a specified percentage of royalty revenue. The Amendment to Royalty Purchase Agreement was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities and the transaction was no longer considered a debt-like financing.

As a result of the Amendment to Royalty Purchase Agreement, the Company recognized a gain of $37.2 million in the second quarter of 2022, which was the total balance of liability related to the sale of royalties on the closing date. Future milestone payments will be accounted for as variable consideration and recognized as other income when such milestones are earned using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received the 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. The Company is eligible to receive an additional milestone payment of $10 million based on achievement of sales milestone in 2023.

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

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue was exclusively related to royalties on Pfizer’s net sales of RUXIENCE. We did not recognize royalty revenue for the six months ended June 30, 2023. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 8). As a result of the Amendment to Royalty Purchase Agreement, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

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

Given the royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Aptevo did not record revenue for the six months ended June 30, 2023 due to our Amendment to Royalty Purchase Agreement. Revenue recorded for the six months ended June 30, 2022 represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

Debt Modification

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal balance of our MidCap debt, and $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement (as defined below) since we were required to fully repay the remaining principal balance if we sold our IXINITY deferred payment stream and milestones.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 30, 2023. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of our hyperimmune business to Saol International Limited (subsequently acquired by Kamada Ltd.) in September 2017, from which we received a payment in March 2023 related to the collection of certain accounts receivable, and the sale of our Aptevo BioTherapeutics LLC business to Medexus in February 2020. In March 2023, we sold our rights to deferred payments and a percentage of potential future milestones from Medexus to XOMA.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Deferred payment from Medexus	—	149	523	327
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	—	—	163	—
Gain on contingent consideration from Kamada	—	—	260	—
Income from discontinued operations	$—	$149	$946	$327

The LLC Purchase Agreement with Medexus entitled us to future deferred payments and milestones. For the six months ended June 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol as a result of the collection of certain accounts receivable. For the six months ended June 30, 2022, we collected $0.3 million in deferred payment from Medexus related to IXINITY sales. As a result of our Purchase Agreement with XOMA, we no longer receive deferred payments from Medexus. We are still entitled to receive a percentage of future milestones based on Medexus' achievement of certain IXINITY net sales and regulatory approvals. The proceeds from the income from discontinued operations is included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

Note 3. XOMA Transaction

On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title and interest in and to all of the deferred payments and a portion of the milestone payments from Medexus under our 2020 LLC Purchase Agreement. Under the terms of our Purchase Agreement with XOMA, we received $9.6 million at closing (the “Closing Payment”) and an additional post-closing payment of $0.05 million (the “Post-Closing Payment”). In exchange for the Closing Payment, we sold to XOMA our right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the Company’s entitlement to receive the Canadian Approval Milestone Payment; and (iii) 50% of the Company’s entitlement to receive the European Approval Milestone Payments and Net Sales Milestone Payment.

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

Note 4. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC ("Aptevo R&D"), entered into a collaboration and option agreement (the "Collaboration Agreement") with Alligator Bioscience AB ("Alligator"), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

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

For the six months ended June 30, 2023 and 2022, we recorded approximately $1.5 million and $0.3 million, which represent 50% of our cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At June 30, 2023 and December 31, 2022, we had $17.0 million and $21.6 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2023 and December 31, 2022, we did not have any Level 2 or Level 3 assets.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Cash	$4,034	$1,066
Cash equivalents	16,972	21,569
Total cash and cash equivalents	$21,006	$22,635

Note 7. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial (the "Credit Agreement"). The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement.

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal of our MidCap debt, including payment of $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement since we were required to fully repay the remaining principal balance if we sold IXINITY deferred payment stream and milestones. As of June 30, 2023, we do not have any outstanding debt on the balance sheet.

Note 8. Liability Related to Sale of Royalties

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through June 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone in 2023.

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

Future milestone payments will be accounted for as variable consideration and recognized using the most likely method in accordance with ASC 610-20 Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets. We received the 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive an additional milestone payment of $10 million based on achievement of sales milestone in 2023.

Due to our Amendment to Royalty Purchase Agreement, we did not have any liability related to sale of royalties as of June 30, 2023. The following table presents the changes in the liability in the prior period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

For the Six Months Ended June 30,
2022
Liability related to sale of royalties, beginning balance	$31,045
Proceeds from milestone payments, net of transaction costs	9,500
Non-cash interest expense	3,416
RUXIENCE royalties paid by Pfizer to HCR	(6,779)
Gain from extinguishment of liability related to sale of royalties	(37,182)
Liability related to sale of royalties, ending balance	—

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

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of June 30, 2023, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the three and six months ended June 30, 2023 and 2022, we recorded $0.2 million and $0.4 million, respectively, related to variable lease expense.

Components of lease expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$297	$319	$594	$679
Total lease cost	$297	$319	$594	$679

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2023	2022
Seattle office lease, including amendment	5,098	5,303
Total operating leases	$5,098	$5,303

Lease payments:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
For operating leases	$459	$547

As of June 30, 2023, the long-term and current portion of the lease liabilities is $5.7 million and $0.6 million, respectively. As of June 30, 2022, the long-term and current portion of the lease liabilities were $6.4 million and $0.03 million.

As of June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 6.84 years and 12.03%. As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 7.83 years and 12.03%.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units ("RSUs") are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(7,948)	$27,861	$(6,121)	$19,986
Income from discontinued operations	—	149	946	327
Net (loss) income	$(7,948)	$28,010	$(5,175)	$20,313

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(1.23)	$5.55	$(0.85)	$4.01
Diluted	$(1.23)	$5.55	$(0.85)	$4.01
Basic and diluted net income per share from discontinued operations:
Basic	$—	$0.03	$0.13	$0.07
Diluted	$—	$0.03	$0.13	$0.07
Basic and diluted net (loss) income per share:
Basic	$(1.23)	$5.58	$(0.72)	$4.08
Diluted	$(1.23)	$5.58	$(0.72)	$4.08
Shares used in calculation:
Basic	6,482,158	5,023,321	7,190,701	4,980,625
Diluted	6,482,158	5,023,321	7,190,701	4,980,970

The following table represents all potentially dilutive shares:

	As of June 30,
(in thousands)	2023	2022
Warrants	351	351
Outstanding options to purchase common stock	467	362
Unvested RSUs	340	151

We use the treasury stock method when determining dilutive shares. For the three months ended June 30, 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share. As of June 30, 2022, we determined RSUs were the only dilutive shares, therefore included in the diluted earnings per share calculation.

Note 11. Equity

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement"). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The shares of common stock by Piper Sandler will be sold pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the six months ended June 30, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares. In the six months ended June 30, 2022, the Company issued 78,285 shares of common stock at an average price of $5.75 under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement ("2022 Purchase Agreement") and a Registration Rights Agreement with Lincoln Park (the "Registration Rights Agreement"). The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the 2022 Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement. For the six months ended June 30, 2023, we issued 300,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares. We did not issue any shares of our common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement in the six months ended June 30, 2022.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at an exercise price of $400.00 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. The Rights Agreement was amended on November 4, 2021 to extend the expiration date of such agreement from November 8, 2021 to November 5, 2022 and further amended on November 4, 2022 to extend the expiration of such agreement to November 4, 2023.

2016 Stock Incentive Plan

On August 1, 2016, the Company adopted the 2016 Stock Incentive Plan ("2016 SIP"). A total of 0.2 million shares of Aptevo common stock have been authorized for issuance under the 2016 SIP in the form of equity stock options.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.3 million shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.3 million shares.

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of June 30, 2023, there are approximately 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$112	$53	$422	$77
General and administrative	353	431	958	1,008
Total stock-based compensation expense	$465	$484	$1,380	$1,085

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Expected dividend yield	—	—	—	—
Expected volatility	—	—	103.63%	106.30%
Risk-free interest rate	—	—	4.18%	1.60%
Expected average life of options	—	—	5 years	5 years

For the six months ended June 30, 2023, management has applied an estimated forfeiture rate of 30%. For the three and six months ended June 30, 2022, management has applied an estimated forfeiture rate of 31% and 30%, respectively. Expected volatility slightly decreased as our stock price fluctuated from a low of $1.34 to a high of $2.08 for the six months ended June 30, 2023, compared to a low of $3.26 to a high of $6.30 for the six months ended June 30, 2022.

The following is a summary of option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2022	364,266	$15.77	7.39
Granted	103,965	2.11	—
Exercised	—	—	—
Forfeited	(1,013)	27.45	—
Outstanding at June 30, 2023	467,218	12.72	7.56
Exercisable at June 30, 2023	258,798	15.36	6.47
Vested and expected to vest at June 30, 2023	397,969	13.77	7.28

As of June 30, 2023, we had $1.2 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 1.1 years. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2023 and 2022 was $1.68 and $4.43, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $0. The total fair value of stock options vested for the six months ended June 30, 2023 and 2022 was $1.1 million and $1.2 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 2023 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2023:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2022	223,775	$8.47
Granted	168,168	2.09
Vested	(50,525)	12.13
Forfeited	(1,414)	3.43
Outstanding and expected to vest at June 30, 2023	340,004	$4.79

As of June 30, 2023, there was $1.3 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.5 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the six months ended June 30, 2023 and 2022, the Company did not have any of its warrants exercised. As of June 30, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding.

Note 12. Subsequent Events

On August 4, 2023, we completed a public offering related to the issuance and sale of 8,064,517 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $0.62. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.5 million after placement agent and other fees. Additionally, we issued Series A Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock and Series B Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock. The Series A and Series B Common Warrants have an exercise price of $0.62 per share, are exercisable immediately following the date of issuance and will expire in August 2028 and February 2025, respectively. If the warrants are exercised, we may receive up to an additional $10 million in proceeds.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immuno-oncology candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our clinical candidates, APVO436 and ALG.APV-527 (in collaboration with Alligator), and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to potentially generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immuno-oncology candidates that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

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

Recent Developments:

Raised $5 million through public offering on August 4, 2023, by issuing 8,064,517 shares of our common stock (or common stock equivalents in lieu thereof) at a purchase price of $0.62. We received $4.5 million in net proceeds after placement agent and other fees. Additionally, we issued Series A Warrants to purchase up to an aggregate of 8,064,517 shares of common stock and Series B Warrants to purchase up to an aggregate of 8,064,517 shares of common stock. The Series A and Series B Warrants will have an exercise price of $0.62 per share, will be exercisable immediately following the date of issuance and will expire in 2028 and 2025, respectively. In addition to the $5 million raised, we may receive up to an additional $10 million upon exercise of the warrants.

Positive and clinically meaningful DOR results were observed from the Company's bispecific AML drug candidate APVO436 in combination with the emerging standard of care (venetoclax + azacitidine) in venetoclax treatment naïve patients. Duration, the length of remission time following treatment with the triplet of venetoclax and azacitidine plus APVO436, is an important measure of clinical success as it shows how long treatment benefit lasts for each patient and for each group of patients.

Outcomes are as follows:

•
9 of 11 (82%) patients responded sufficiently for inclusion in the DOR analysis.
•
3 of the 9 patients moved to stem cell transplant with treatment. This is the best outcome for patients because stem cell transplant offers the best probability for survival.
•
One patient experienced a sustained complete remission and remained on study drug for eight cycles, the maximum allowed per the protocol.
•
The duration of remission data is clinically meaningful because a substantial number of patients either stayed on treatment or moved to transplant and did not experience a relapse event.

Comparison of the three and six months ended June 30, 2023 and 2022

Royalty Revenue

For the six months ended June 30, 2023 and 2022, royalty revenue was $0.0 and $3.1 million, respectively. We did not recognize royalty revenue in 2023 due to our Amendment to Royalty Purchase Agreement with HCR. As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE beginning in the second quarter of 2022. The royalty revenue from Pfizer related to a Collaboration and License Agreement ("Definitive Agreement") acquired by Aptevo as part of our spin-off from Emergent in 2016. The Definitive Agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer (see Note 8).

We received the 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive an additional milestone payment of $10 million based on the achievement of sales milestone in 2023.

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

Our research and development expenses by program for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2023	2022	Change
Clinical programs:
APVO436	2,473	1,215	1,258
ALG.APV-527	765	—	765
Preclinical program, general research and discovery	2,224	2,650	(426)
Total	$5,462	$3,865	$1,597

	For the Six Months Ended June 30,
(in thousands)	2023	2022	Change
Clinical programs:
APVO436	$3,521	$2,802	$719
ALG.APV-527	1,467	—	1,467
Preclinical program, general research and discovery	4,642	5,929	(1,287)
Total	$9,630	$8,731	$899

Research and development expenses increased by $1.6 million, from $3.9 million for three months ended June 30, 2022 to $5.5 million for the three months ended June 30, 2023. Research and development expenses increased by $0.9 million, from $8.7 million for the six months ended June 30, 2022 to $9.6 million for the six months ended June 30, 2023. The increase was primarily due to higher spending on the ALG.APV-527 Phase 1 clinical trial and APVO436 Phase 1b clinical trial. The increase was partially offset by lower spending on preclinical projects and employee costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $1.0 million, from $3.7 million for the three months ended June 30, 2022 to $2.7 million for the three months ended June 30, 2023. General and administrative expenses decreased by $1.3 million, from $7.6 million for three months ended June 30, 2023 to $6.3 million for the six months ended June 30, 2023. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of a gain related to the sale of a nonfinancial asset, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Income (Expense), Net

Other income, net was $0.2 million and $0.1 million for the three and six months ended June 30, 2023, respectively. Other expense, net was $1.8 million and $4.0 million for the three and six months ended June 30, 2022, respectively. The change in other income (expense), net is primarily due to lower interest expense related to our MidCap term loan due to principal paydown and full repayment of the outstanding balance in the first quarter of 2023. Additionally, beginning Q2 2022, we no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated the liability related to the sale of royalties and the related non-cash interest expense.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the six months ended June 30, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3). We did not have any such gain for the comparative period in the prior year.

Gain on Extinguishment of Liability Related to Royalties

We recorded $37.2 million in other income for the six months ended June 30, 2022, due to our Amendment to Royalty Purchase Agreement (see Note 8). We did not have any such gain for the comparative period in the current year.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Deferred payment from Medexus	—	149	523	327
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	—	—	163	—
Gain on contingent consideration from Kamada	—	—	260	—
Income from discontinued operations	$—	$149	$946	$327

For the six months ended June 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business Saol as a result of the collection of certain accounts receivable. For the six months ended June 30, 2022, we collected $0.3 million in deferred payments from Medexus related IXINITY sales. The proceeds from the income from discontinued operations is included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in:
Operating activities	$(237)	$(8,187)
Investing activities	—	(25)
Financing activities	(1,392)	(8,114)
Decrease in cash, cash equivalents, and restricted cash	$(1,629)	$(16,326)

Net cash used in operating activities of $0.2 million for the six months ended June 30, 2023 was primarily due to our net loss of $5.2 million for the period and changes in working capital accounts. Net cash used in operating activities of $8.2 million for the six months ended June 30, 2022 was primarily due to changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2023 was $0. Net cash used in investing activities for the six months ended June 30, 2022 was due to purchases of property and equipment.

Net cash used in financing activities of $1.4 million for the six months ended June 30, 2023 was primarily due to the $3.5 million of repayments of the MidCap term loan, which included the remaining outstanding principal balance and loan prepayment fees. This was offset by the $2.1 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler and our 2022 Purchase Agreement with Lincoln Park. Net cash used in financing activities for the six months ended June 30, 2022 was primarily due to the $11.3 million of repayments of the MidCap term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from

HCR related to the sale of royalties, net of $0.5 million transaction costs, and $0.4 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through June 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. For the six months ended June 30, 2023, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales for the fourth quarter of 2022.

Registration Statement

On December 14, 2020, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale of up to $200 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the Prior Registration Statement. On March 29, 2022, we filed an amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 ("General Instruction I.B.6"), which updates the amount of shares that we are eligible to sell under the Equity Distribution Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell any registered shares under this Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. In the last 12 months, we have sold $8.8 million worth of shares of our common stock pursuant to our Equity Distribution Agreement. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the prospectus than is mentioned in our last prospectus supplement to the Registration Statement on Form S-3 filed on December 13, 2020, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co ("Piper Sandler"). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the six months ended June 30, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. These shares were issued in the first quarter of 2023. We received $1.6 million in proceeds from the issuance of these shares. In the six months ended June 30, 2022, the Company issued 78,285 shares of common stock at an average price of $5.75 under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park ("2022 Purchase Agreement"). The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to

Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Purchase Agreement may not exceed 981,103 shares, unless shareholder approval is obtained or the average price of all applicable sales of our common stock sold to Lincoln Park equals or exceeds $6.14 per share. For the six months ended June 30, 2023, we issued 300,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement. We received $0.5 million in proceeds from issuance of these shares. We did not issue any shares of our common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement in the six months ended June 30, 2022.

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

Warrants - March 2019

On March 11, 2019, in connection with the completion of a public offering of common stock, we issued warrants to purchase 1,571,429 shares of common stock at a price of $18.20. As of June 30, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding. These warrants have a 5-year life, and expire in March 2024.

Series A and Series B Common Warrants - August 2023

On August 4, 2023, we completed a public offering related to the issuance and sale of 8,064,517 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $0.62. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.5 million after placement agent and other fees. Additionally, we issued Series A Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock and Series B Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock. The Series A and Series B Common Warrants have an exercise price of $0.62 per share, are exercisable immediately following the date of issuance and will expire in August 2028 and February 2025, respectively. If the warrants are exercised, we may receive up to an additional $10 million in proceeds.

Liquidity and Capital Resources

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the Purchase Agreement with XOMA, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $21.0 million and an accumulated deficit of $211.2 million as of June 30, 2023.

For the six months ended June 30, 2023, net cash used in our operating activities was $0.2 million.

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

We have a non-exclusive Commercial Platform License Agreement with OMT ("OMT License Agreement") for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. APVO436 and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we are required to make a $2.0 million milestone payment upon dosing the first patient in our Phase 2 clinical trial of APVO436.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the six months ended June 30, 2023, we had net loss of $5.2 million compared to $20.3 million net income for the same period in 2022. The net income for the six months ended June 30, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of June 30, 2023, we had an accumulated deficit of $211.2 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, the ability to receive a potential future milestone payment under the Royalty Purchase Agreement with HCR, potential future milestone payments from Medexus under our LLC Purchase Agreement, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercises of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2023, we had cash and cash equivalents in the amount of $21.0 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia, or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 8,064,517 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $0.62. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.5 million after placement agent and other fees. Future issuances of common stock may include, but not be limited to, (i) any sale of up to $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park, (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants, (iv) the issuance of up to 16,129,034 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August 2023 public offering of common stock and warrants or (v) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends, our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Stockholders have in the past and may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, on February 9, 2021, Tang Capital Partners LP, Tang Capital Management, LLC and Kevin Tang (collectively, “Tang”) submitted an advisory stockholder proposal for consideration at our 2021 annual meeting of stockholders to commence a process to sell Aptevo to the highest bidder ("Tang Proposal"). Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors or management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our future income will depend, in part, on the ability of Medexus to successfully further develop, market and commercialize IXINITY, resulting in milestone payments to the Company by Medexus.

On February 28, 2020, we entered into a Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. Royalties were earned at the rate of 2% of net revenue through June 2022. As of June 30, 2022, the royalty rate on net revenue of IXINITY increased to 5%. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through June 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

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
•
loss of revenue; and
•
the inability to commercialize products that we may develop.

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

We completed a Section 382 study and have concluded that we experienced an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), and thus the tax benefits of our pre-“ownership change” net operating loss carryforwards and certain other tax attributes will be subject to an annual limitation under Sections 382 and 383 of the Code.

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

The change to the deductibility of our research and development expenditures enacted under the Tax Cuts and Jobs Act ("TCJA") could increase the amount of taxes to which we are subject and our effective tax rate.

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

Our future clinical trials may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or Institutional Review Boards ("IRBs") may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our contract research organizations ("CROs");
•
regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or Risk Evaluation and Mitigation Strategy ("REMS") requirements to maintain regulatory approval;
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
•
reporting of preliminary results of any of our clinical trial sites; and
•
the proximity and availability of clinical trial sites for prospective patients;

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

A key element of our strategy is to expand our product pipeline of immuno-oncology candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed cytokine delivery via monospecifics and bispecifics in areas including oncology, and multi-specific molecules in oncology and other therapeutic areas. Our goal is to leverage this technology to make targeted investment in monospecific, bispecific, and multi-specific ADAPTIR and ADAPTIR-FLEX therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Adagene, Affimed, Agenus, ALX Oncology Holdings Inc., Alligator Bioscience, Amgen Inc., Arcellx, BioNTech, AvenCell Therapeutics, Inc., Bio-Path, Bristol Myers Squibb, Cellectis, Compass Therapeutics, CStone Pharmaceuticals, Crescendo Bioscience, Elpiscience Biopharmaceuticals, Faron Pharma, F-star Therapeutics, FutureGen BioPharma, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Incyte, Gilead Sciences, Inc., GlaxoSmithKline plc, Harpoon Therapeutics, ImmunoGen, Inc., InhibRX Inc., Innate Pharma, Innovent Biotech, invoX Pharma, Janssen BioTech Inc (a subsidiary of Johnson & Johnson), LAVA Therapeutics, Macrogenics, Inc., Merus N.V. and its subsidiary Merus US, Inc., Molecular Partners, Novartis, Numab, Pieris Pharmaceuticals, Inc., Regeneron Pharma, Sanofi-Aventis US LLC, Shattuck Labs, Syros Pharmaceuticals, Inc., Pfizer Inc., Servier Laboratories, Takeda Pharmaceuticals U.S.A., Inc. Menarini Group, University of Pennsylvania, University of North Carolina , Xencor, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and up to June 30, 2023, the reported closing price of our common stock has fluctuated between $1.30 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
general industry and macroeconomic conditions, including domestic and global financial, economic, and geopolitical instability; and
•
the other factors described in this “Risk Factors” section.

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

Under Delaware law, our certificate of incorporation, and our by-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current, and future investigations and litigation. In order to reduce the risk of expense of these obligations, we maintain directors’ and officers’ liability insurance. A significant change in the Company’s risk profile, such as the Tang Proposal, could increase the cost to us of our directors’ and officers’ liability insurance coverage or the coverage thereunder may be reduced or terminated in full. In the event that the coverage under our directors’ and officers’ liability insurance is reduced or terminated, we will be required to pay the expenses of indemnifying our current and former directors and officers in their defense of current and future investigations and litigation, which expenses may be significant. The increased costs to us of our directors’ and officers’ liability insurance coverage, or our indemnification obligations if our directors’ and officers’ liability insurance coverage is reduced or terminated, could result in the diversion of our financial resources, and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1***	Series A Common Warrant, dated August 4, 2023.

10.2***	Series B Common Warrant, dated August 4, 2023.

10.3***	Pre-funded Warrant, dated August 4, 2023.

10.4***	Placement Agent Agreement, dated August 1, 2023, between the Company and A.G.P./Alliance Global Partners.

10.5***	Securities Purchase Agreement, dated August 1, 2023, between the Company and the purchasers party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Filed with the Form 8-K on August 7, 2023.

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

APTEVO THERAPEUTICS INC.

Date: August 10, 2023	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer