Form 10-Q
period 2023-09-30
Aptevo Therapeutics Inc.
filed 2023-11-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the number of shares of the registrant’s common stock outstanding was 17,616,772.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,110	$22,635
Royalty and milestone receivable	—	2,500
Prepaid expenses	1,367	1,571
Other current assets	649	744
Total current assets	21,126	27,450
Property and equipment, net	1,011	1,462
Operating lease right-of-use asset	4,992	5,303
Total assets	$27,129	$34,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,000	$3,499
Accrued compensation	1,525	2,105
Current portion of long-term debt	—	2,000
Other current liabilities	1,311	1,102
Total current liabilities	6,836	8,706
Long-term debt	—	1,456
Operating lease liability	5,575	6,079
Total liabilities	12,411	16,241

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 14,465,703 and 6,466,294 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	56	48
Additional paid-in capital	232,207	223,962
Accumulated deficit	(217,545)	(206,036)
Total stockholders' equity	14,718	17,974
Total liabilities and stockholders' equity	$27,129	$34,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty revenue	$—	$—	$—	$3,114
Operating expenses:
Research and development	(3,887)	(4,477)	(13,516)	(13,208)
General and administrative	(2,674)	(3,307)	(8,978)	(10,863)
Loss from operations	(6,561)	(7,784)	(22,494)	(20,957)
Other income (expense):
Other income (expense) from continuing operations, net	227	(25)	390	(4,048)
Gain related to sale of non-financial asset	—	—	9,650	—
Gain on extinguishment of liability related to sale of royalties	—	—	—	37,182
Net (loss) income from continuing operations	$(6,334)	$(7,809)	$(12,454)	$12,177
Discontinued operations:
Income from discontinued operations	$—	$165	$946	$492
Net (loss) income	$(6,334)	$(7,644)	$(11,508)	$12,669

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(0.50)	$(1.53)	$(1.38)	$2.43
Diluted	$(0.50)	$(1.53)	$(1.38)	$2.43
Basic and diluted net (loss) income per share:
Basic	$(0.50)	$(1.50)	$(1.28)	$2.52
Diluted	$(0.50)	$(1.50)	$(1.28)	$2.52
Shares used in calculation:
Basic	12,579,012	5,090,592	9,006,542	5,017,864
Diluted	12,579,012	5,090,592	9,006,542	5,019,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(11,508)	$12,669
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,835	1,445
Depreciation and amortization	451	740
Non-cash interest expense and other	10	3,262
Gain on extinguishment of liability related to sale of royalties	—	(37,182)
Changes in operating assets and liabilities:
Royalty receivable	2,500	3,664
Prepaid expenses and other current assets	299	630
Operating lease right-of-use asset	311	548
Accounts payable, accrued compensation and other liabilities	129	(1,383)
Long-term operating lease liability	(504)	524
Net cash used in operating activities	(6,477)	(15,083)
Investing Activities
Purchase of property and equipment	—	(29)
Net cash used in investing activities	—	(29)
Financing Activities
Payments of long-term debt, including fees	(3,467)	(11,767)
Repayments under liability related to sale of royalties	—	(6,779)
Value of equity awards withheld for tax liability	(8)	(4)
Proceeds from milestones related to sale of royalties	—	10,000
Transaction costs for milestones related to sale of royalties	—	(500)
Proceeds from issuance of common stock	3,282	436
Proceeds from exercise of pre-funded warrants	3,145	—
Net cash provided in (used in) financing activities	2,952	(8,614)
Decrease in cash and cash equivalents	(3,525)	(23,726)
Cash and cash equivalents at beginning of period	22,635	46,303
Cash and cash equivalents at end of period	$19,110	$22,577

Supplemental Cash Flow Information
Change in ROU asset and lease liability from lease remeasurement	$—	$4,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	6,466,294	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	42,264	—	(8)	—	(8)
Issuances of common stock	730,913	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	7,239,471	$49	$226,470	$(203,263)	$23,256
Common stock issued upon vesting of restricted stock units	3,969	—	(2)	—	(2)
Issuances of common stock	300,000	—	482	—	482
Stock-based compensation	—	—	465	—	465
Net loss for the period	—	—	—	(7,948)	(7,948)
Balance at June 30, 2023	7,543,440	$49	$227,415	$(211,211)	$16,253
Common stock issued upon vesting of restricted stock units	48,778	—	—	—	—
Issuances of common stock	2,221,550	2	1,197	—	1,199
Issuances of pre-funded warrants	4,651,935	5	3,140	—	3,145
Stock-based compensation	—	—	455	—	455
Net loss for the period	—	—	—	(6,334)	(6,334)
Balance at September 30, 2023	14,465,703	$56	$232,207	$(217,545)	$14,718

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units	9,822	—	(4)	—	(4)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Stock-based compensation	—	—	601	—	601
Net loss for the period	—	—	—	(7,697)	(7,697)
Balance at March 31, 2022	5,007,241	$47	$215,829	$(221,760)	$(5,884)
Common stock issued upon vesting of restricted stock units	4,326	—	—	—	—
Issuances of common stock	78,285	—	436	—	436
Stock-based compensation	—	—	485	—	485
Net income for the period	—	—	—	28,010	28,010
Balance at June 30, 2022	5,089,852	47	216,750	(193,750)	23,047
Common stock issued upon vesting of restricted stock units	792	—	—	—	—
Stock-based compensation	—	—	359	—	359
Net loss for the period	—	—	—	(7,644)	(7,644)
Balance at September 30, 2022	5,090,644	$47	$217,109	$(201,394)	$15,762

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2023, we had a net loss of $11.5 million. We had an accumulated deficit of $217.5 million as of September 30, 2023. For the nine months ended September 30, 2023, net cash used in our operating activities was $6.5 million. We have suffered recurring losses from operations and negative cash flows from operating activities. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HealthCare Royalty Management, LLC ("HCR"), funds available under the Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") and the Equity Distribution Agreement with Piper Sandler & Co ("Piper Sandler"), cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals, Inc. ("Medexus"), contingent considerations to be received from Kamada Ltd. (previously Saol), and exercise of warrants will be sufficient to meet our projected operating requirements for at least twelve months from the date of issuance of these financial statements. On August 4, 2023, we completed a public offering related to the issuance and sale of our common stock (or pre-funded warrant in lieu thereof) and common warrants. Our net proceeds from the offering amounted to $4.3 million after placement agent and other fees. Subsequently, on November 9, 2023, we entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering. Pursuant to the Inducement Agreement, certain holders agreed to exercise for cash all their Series A and Series B common warrants at an exercise price of $0.233. We anticipate receiving up to $3.7 million in gross proceeds from the exercise of these warrants (see Note 12). We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent expected milestones are received from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; (f) macroeconomic conditions such as rising interest rates, inflation and costs; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or our Equity Distribution Agreement with Piper Sandler, or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Liability Related to Sale of Royalties and Non-Cash Interest Expense

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through September 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

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

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue was exclusively related to royalties on Pfizer’s net sales of RUXIENCE. We did not recognize royalty revenue for the nine months ended September 30, 2023. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 8). As a result of the Amendment to Royalty Purchase Agreement, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

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

Given the royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Aptevo did not record revenue for the nine months ended September 30, 2023 due to our Amendment to Royalty Purchase Agreement. Revenue recorded for the nine months ended September 30, 2022 represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred payment from Medexus	—	165	523	492
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	—	—	163	—
Gain on contingent consideration from Kamada	—	—	260	—
Income from discontinued operations	$—	$165	$946	$492

The LLC Purchase Agreement with Medexus entitled us to future deferred payments and milestones. For the nine months ended September 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol as a result of the collection of certain accounts receivable. For the nine months ended September 30, 2022, we collected $0.5 million in deferred payment from Medexus related to IXINITY sales. As a result of our Purchase Agreement with XOMA, we no longer receive deferred payments from Medexus. We are still entitled to receive a percentage of future milestones based on Medexus' achievement of certain IXINITY net sales and regulatory approvals. The proceeds from the income from discontinued operations are included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

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

For the nine months ended September 30, 2023 and 2022, we recorded approximately $2.0 million and $0.3 million, which represent 50% of our cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At September 30, 2023 and December 31, 2022, we had $17.5 million and $21.6 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At September 30, 2023 and December 31, 2022, we did not have any Level 2 or Level 3 assets.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Cash	$1,605	$1,066
Cash equivalents	17,505	21,569
Total cash and cash equivalents	$19,110	$22,635

Note 7. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial (the "Credit Agreement"). The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement.

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal of our MidCap debt, including payment of $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement since we were required to fully repay the remaining principal balance if we sold IXINITY deferred payment stream and milestones. As of September 30, 2023, we do not have any outstanding debt on the balance sheet.

Note 8. Liability Related to Sale of Royalties

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through September 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone in 2023.

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

Due to our Amendment to Royalty Purchase Agreement, we did not have any liability related to sale of royalties as of September 30, 2023. The following table presents the changes in the liability in the prior period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

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

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of September 30, 2023, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the three and nine months ended September 30, 2023, we recorded $0.3 million and $0.6 million, respectively, related to variable lease expense. For the three and nine months ended September 30, 2022, we recorded $0.2 million and $0.6 million, respectively, related to variable lease expense.

Components of lease expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$297	$299	$890	$978
Total lease cost	$297	$299	$890	$978

Right of use assets acquired under operating leases:

	As of September 30,	As of December 31,
(in thousands)	2023	2022
Seattle office lease, including amendment	4,992	5,303
Total operating leases	$4,992	$5,303

Lease payments:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
For operating leases	$803	$779

As of September 30, 2023, the long-term and current portion of the lease liabilities is $5.6 million and $0.7 million, respectively. As of September 30, 2022, the long-term and current portion of the lease liabilities were $6.2 million and $0.1 million, respectively.

As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 6.59 years and 12.03%. As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 7.6 years and 12.03%.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. For the purpose of this calculation, warrants, stock options and restricted stock units ("RSUs") are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(6,334)	$(7,809)	$(12,454)	$12,177
Income from discontinued operations	—	165	946	492
Net (loss) income	$(6,334)	$(7,644)	$(11,508)	$12,669

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(0.50)	$(1.53)	$(1.38)	$2.43
Diluted	$(0.50)	$(1.53)	$(1.38)	$2.43
Basic and diluted net income per share from discontinued operations:
Basic	$—	$0.03	$0.11	$0.10
Diluted	$—	$0.03	$0.11	$0.10
Basic and diluted net (loss) income per share:
Basic	$(0.50)	$(1.50)	$(1.28)	$2.52
Diluted	$(0.50)	$(1.50)	$(1.28)	$2.52
Shares used in calculation:
Basic	12,579,012	5,090,592	9,006,542	5,017,864
Diluted	12,579,012	5,090,592	9,006,542	5,019,552

The following table represents all potentially dilutive shares:

	As of September 30,
(in thousands)	2023	2022
Common Warrants 2019	351	351
Series A Common Warrants 2023	8,065	—
Series B Common Warrants 2023	8,065	—
Pre-funded Warrants 2023	1,191	—
Outstanding options to purchase common stock	466	366
Unvested RSUs	286	227

We use the treasury stock method when determining dilutive shares. For the three months ended September 30, 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share. As of September 30, 2022, we determined RSUs were the only dilutive shares, therefore included in the diluted earnings per share calculation.

Note 11. Equity

August 2023 Public Raise

On August 4, 2023, we completed a public offering of common stock and warrants, as follows:

•
for a public offering of 2,221,550 shares of common stock at a price of $0.62 per share.
•
for a public offering price of $0.619 per pre-funded warrant, to purchase up to 5,842,967 shares of common stock at an exercise price of $0.001 per share and will not expire prior to exercise. As of September 30, 2023, 4,651,935 of the pre-funded warrants were exercised. The remaining pre-funded warrants were exercised in October 2023.
•
for a public offering of related Series A and Series B common warrants to purchase up to an aggregate of 16,129,034 shares of common stock at an exercise price of $0.62 per share. 8,064,517 of Series A and 8,064,517 of Series B common warrants will expire on August 4, 2028 and February 4, 2025, respectively.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. Subsequently, on November 9, 2023, we entered into an Inducement Agreement with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering. Pursuant to the Inducement Agreement, certain holders agreed to exercise for cash all their Series A and Series B common warrants at an exercise price of $0.233. We anticipate receiving up to $3.7 million in gross proceeds from the exercise of these warrants. Additionally, pursuant to the Inducement Agreement, we agreed to issue up to an aggregate of 32,026,068 new Series A and new Series B warrants. If the new warrants are exercised, we may receive up to an additional $7.5 million in gross proceeds.

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement"). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering supersedes and replaces the program we commenced in December 2017. We have no obligation to sell any such shares under the Equity Distribution Agreement. The shares of common stock by Piper Sandler will be sold pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the nine months ended September 30, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares. In the nine months ended September 30, 2022, the Company issued 78,285 shares of common stock at an average price of $5.75 under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement ("2022 Purchase Agreement") and a Registration Rights Agreement with Lincoln Park (the "Registration Rights Agreement"). The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the 2022 Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement. For the nine months ended September 30, 2023, we issued 300,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares. We did not issue any shares of our common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement in the nine months ended September 30, 2022.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 2, 2023, we entered into Amendment No. 3 to the Rights Agreement and extended the expiration of such agreement to November 4, 2024 and changed the exercise price to $2.02 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment.

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

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of September 30, 2023, there are approximately 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$143	$51	$565	$128
General and administrative	312	308	1,270	1,316
Total stock-based compensation expense	$455	$359	$1,835	$1,444

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Expected dividend yield	—	—	—	—
Expected volatility	—	105.56%	103.63%	106.24%
Risk-free interest rate	—	2.96%	4.18%	1.71%
Expected average life of options	—	5 years	5 years	5 years

For the three and nine months ended September 30, 2023, management has applied an estimated forfeiture rate of 27% and 29%, respectively. For the three and nine months ended September 30, 2022, management has applied an estimated forfeiture rate of 30%. Expected volatility slightly decreased as our stock price fluctuated from a low of $0.31 to a high of $1.78 for the three months ended September 30, 2023, compared to a low of $2.95 to a high of $4.59 for the three months ended September 30, 2022.

The following is a summary of option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2022	364,266	$15.77	7.39
Granted	103,965	2.11	—
Exercised	—	—	—
Forfeited	(2,033)	28.00	—
Outstanding at September 30, 2023	466,198	12.67	7.27
Exercisable September 30, 2023	268,844	15.20	6.19
Vested and expected to vest at September 30, 2023	413,647	13.56	7.05

As of September 30, 2023, we had $1.0 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.9 years. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2023 and 2022 was $1.68 and $4.35, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $0. The total fair value of stock options vested for the nine months ended September 30, 2023 and 2022 was $1.2 million and $1.3 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 2023 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2023:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2022	223,775	$8.47
Granted	168,168	2.09
Vested	(99,303)	8.44
Forfeited	(7,103)	4.60
Outstanding and expected to vest at September 30, 2023	285,537	$6.66

As of September 30, 2023, there was $1.0 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.4 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Warrants - 2019

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. For the nine months ended September 30, 2023 and 2022, the Company did not have any of its warrants exercised. As of September 30, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding.

Warrants - 2023

In August 2023, as part of a public offering, we issued warrants to purchase up to 21,972,001 shares of our common stock, of which 16,129,034 of Series A and Series B common warrants have an exercise price of $0.62 per share and will expire on August 4, 2028 and February 4, 2025, respectively, and 5,842,967 of pre-funded warrants with an exercise price of $0.001 per share and will not expire prior to exercise. As of September 30, 2023, 4,651,935 of the pre-funded warrants were exercised. The remaining pre-funded warrants were exercised in October 2023. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our unaudited condensed consolidated balance sheet. As of September 30, 2023, there were 8,064,517 of Series A and 8,064,517 of Series B warrants to purchase an aggregate of 16,129,034 shares of common stock outstanding.

Note 12. Subsequent Events

On November 9 2023, we entered into a warrant Inducement Agreement with certain holders of our existing Series A common warrants and Series B common warrants (together, the "Existing Warrants") to purchase shares of common stock. Pursuant to the terms of the Inducement Agreement, the holders agreed to exercise for cash their Existing Warrants to purchase up to an aggregate of 16,013,034 shares of common stock at an exercise price of $0.233 during the period from the date of the Inducement Agreement until December 8, 2023. In consideration of the holder’s agreement to exercise the Existing Warrants, we agreed to issue new Series A and new Series B common warrants (together, the "New Warrants"), to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants. We anticipate receiving up to $3.7 million in gross proceeds from the exercise of the Existing Warrants.

Since the date of the Inducement Agreement, certain holders exercised their Existing Warrants to purchase 8,754,970 shares of our common stock at an exercise price of $0.233. We received $2.0 million in gross proceeds from the exercise of these warrants.

The New Warrants will have an exercise price of $0.233 per share. Of the New Series A Warrants, 50% of will be immediately exercisable and expire in August 2028 and 50% will be exercisable on or after the Stockholder Approval Date and expire in December 2028. Of the New Series B Warrants, 50% of will be immediately exercisable and expire in February 2025 and 50% will be exercisable on or after the Stockholder Approval Date and expire in December 2025. If the New Warrants are exercised, we may receive up to an additional $7.5 million in gross proceeds.

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

Recent Development

•
On August 4, 2023, Aptevo closed a public offering for $5 million that included healthcare-focused institutional investors. The Company raised an additional $2 million through the exercise of warrants in November 2023. This funding extends cash runway for at least the next twelve months.
o
The Company may also receive up to $9.2 million if additional warrants are exercised.
•
The ALG.APV-527 Phase 1 dose escalation trial for the treatment of multiple solid tum 5T4 continues to dose patients and progress in the clinic.
o
Trial endpoints include identification of an expansion phase dose and signals of clinical activity.
•
Planning for initiation of the Company’s Phase 2 program evaluating APVO436 in two clinical trials (relapsed/refractory and frontline AML) is ongoing.
o
The Phase 2 program is intended to further evaluate the triplet combination of APVO436 + venetoclax + azacitidine among frontline and relapsed/refractory AML patients who are venetoclax treatment naïve.

Comparison of the three and nine months ended September 30, 2023 and 2022

Royalty Revenue

For the nine months ended September 30, 2023 and 2022, royalty revenue was $0.0 and $3.1 million, respectively. We did not recognize royalty revenue in 2023 due to our Amendment to Royalty Purchase Agreement with HCR. As a result of the amendment, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE beginning in the second quarter of 2022. The royalty revenue from Pfizer related to a Collaboration and License Agreement ("Definitive Agreement") acquired by Aptevo as part of our spin-off from Emergent in 2016. The Definitive Agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer (see Note 8).

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

Our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2023	2022	Change
Clinical programs:
APVO436	780	1,730	(950)
ALG.APV-527	797	—	797
Preclinical program, general research and discovery	2,310	2,747	(437)
Total	$3,887	$4,477	$(590)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Clinical programs:
APVO436	$4,301	$4,532	$(231)
ALG.APV-527	2,264	—	2,264
Preclinical program, general research and discovery	6,951	8,676	(1,725)
Total	$13,516	$13,208	$308

Research and development expenses decreased by $0.6 million, from $4.5 million for three months ended September 30, 2022 to $3.9 million for the three months ended September 30, 2023. The decrease was primarily due to lower spending on APVO436 Phase 1b clinical trial as we concluded enrollment in that study and lower spending on preclinical projects and employee costs. The decrease is partially offset by higher spending on the ALG.APV-527 Phase 1 clinical trial as we continue to enroll new patients and sites. Research and development expenses increased by $0.3 million, from $13.2 million for the nine months ended September 30, 2022 to $13.5 million for the nine months ended September 30, 2023. The increase was primarily due to higher spending on the ALG.APV-527 Phase 1 clinical trial. The increase was partially offset by lower spending on APVO436 Phase 1b clinical trial and preclinical projects and employee costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.6 million, from $3.3 million for the three months ended September 30, 2022 to $2.7 million for the three months ended September 30, 2023. General and administrative expenses decreased by $1.9 million, from $10.9 million for nine months ended September 30, 2022 to $9.0 million for the nine months ended September 30, 2023. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of a gain related to the sale of a nonfinancial asset, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Income (Expense), Net

Other income, net was $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Other expense, net was $0.0 million and $4.0 million for the three and nine months ended September 30, 2022, respectively. The change in other income (expense), net is primarily due to higher interest income from our money market funds and not having interest expense related to our MidCap term loan due to principal paydown and full repayment of the outstanding balance in the first quarter of 2023. Additionally, beginning Q2 2022, we no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated the liability related to the sale of royalties and the related non-cash interest expense.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the nine months ended September 30, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3). We did not have any such gain for the comparative period in the prior year.

Gain on Extinguishment of Liability Related to Royalties

We recorded $37.2 million in other income for the nine months ended September 30, 2022, due to our Amendment to Royalty Purchase Agreement (see Note 8). We did not have any such gain for the comparative period in the current year.

Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from two separate transactions: the sale of the hyperimmune business to Saol International Limited in September 2017, from which we received a payment in 2021 related to the collection of a certain accounts receivable, and the sale of Aptevo BioTherapeutics in 2020.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred payment from Medexus	—	165	523	492
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	—	—	163	—
Gain on contingent consideration from Kamada	—	—	260	—
Income from discontinued operations	$—	$165	$946	$492

For the nine months ended September 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of the hyperimmune business to Saol as a result of the collection of certain accounts receivable. We are still entitled to receive a percentage of future milestones based on Medexus’ achievement of certain IXINITY net sales and regulatory approvals. For the nine months ended September 30, 2022, we collected $0.5 million in deferred payments from Medexus related IXINITY sales. The proceeds from the income from discontinued operations are included within net income in the operating section of the unaudited condensed consolidated statements of cash flows.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in:
Operating activities	$(6,477)	$(15,083)
Investing activities	—	(29)
Financing activities	2,952	(8,614)
Decrease in cash and cash equivalents	$(3,525)	$(23,726)

Net cash used in operating activities of $6.5 million for the nine months ended September 30, 2023 was primarily due to our net loss of $11.5 million for the period and changes in working capital accounts. Net cash used in operating activities of $15.1 million for the nine months ended September 30, 2022 was primarily due to changes in working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0. Net cash used in investing activities for the nine months ended September 30, 2022 was due to purchases of property and equipment.

Net cash provided by financing activities of $3.0 million for the nine months ended September 30, 2023 was primarily due to $6.4 million proceeds received from issuance of common stock and pre-funded warrants. This was offset by $3.5 million of repayments of the MidCap term loan, which included the remaining outstanding principal balance and loan prepayment fees. Net cash used in financing activities of $8.6 million for the nine months ended September 30, 2022 was primarily due to the $11.8 million of repayments of the MidCap term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from HCR related to the sale of royalties, net of $0.5 million transaction costs, and $0.4 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler.

Sources of Liquidity

Royalty Purchase Agreement and Milestone Payments

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through September 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. For the nine months ended September 30, 2023, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales for the fourth quarter of 2022.

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

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co ("Piper Sandler"). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020. In the nine months ended September 30, 2023, the Company issued 730,913 shares of common stock at an average price of $2.26 under the Equity Distribution Agreement. These shares were issued in the first quarter of 2023. We received $1.6 million in proceeds from the issuance of these shares. In the nine months ended September 30, 2022, the Company issued 78,285 shares of common stock at an average price of $5.75 under the Equity Distribution Agreement. We received $0.4 million in proceeds from the issuance of these shares.

The Equity Distribution Agreement will terminate upon the issuance and sale of all shares under the Equity Distribution Agreement or upon the earlier termination thereof at any time by us or Piper Sandler upon notice to the other party.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park ("2022 Purchase Agreement"). The 2022 Purchase Agreement and Registration Rights Agreement replaced our 2018 Purchase Agreement and Registration Rights Agreement with Lincoln Park. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to

Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Purchase Agreement may not exceed 981,103 shares, unless shareholder approval is obtained or the average price of all applicable sales of our common stock sold to Lincoln Park equals or exceeds $6.14 per share. For the nine months ended September 30, 2023, we issued 300,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement. We received $0.5 million in proceeds from issuance of these shares. We did not issue any shares of our common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement in the nine months ended September 30, 2022.

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

Common Warrants - March 2019

On March 11, 2019, in connection with the completion of a public offering of common stock, we issued warrants to purchase 1,571,429 shares of common stock at a price of $18.20. As of September 30, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding. These warrants have a 5-year life and expire in March 2024.

Series A and Series B Common Warrants - August 2023

On August 4, 2023, in connection with the completion of a public offering, we issued Series A Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock and Series B Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock. The Series A and Series B Common Warrants have an exercise price of $0.62 per share, are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. On November 9, 2023, we entered into a warrant Inducement Agreement with certain holders of our Series A and Series B common warrants to purchase up to an aggregate of 16,013,034 shares of common stock at a new exercise price of $0.233. We have 58,000 Series A and 58,000 Series B Common Warrants outstanding from our August 2023 public offering.

New Series A and Series B Common Warrants – November 2023

On November 9, 2023, we entered into a warrant Inducement Agreement with certain holders of our existing Series A common warrants and Series B common warrants (together, the "Existing Warrants") to purchase shares of common stock. Pursuant to the terms of the Inducement Agreement, the holders agreed to exercise for cash their Existing Warrants to purchase up to an aggregate of 16,013,034 shares of common stock at an exercise price of $0.233 during the period from the date of the Inducement Agreement until December 8, 2023. In consideration of the holder’s agreement to exercise the Existing Warrants, we agreed to issue new Series A and new Series B common warrants (together, the "New Warrants"), to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants. We anticipate receiving up to $3.7 in gross proceeds from the exercise of the Existing Warrants. If the New Warrants are exercised, we may receive up to an additional $7.5 million in gross proceeds.

Liquidity and Capital Resources

We have financed our operations to date primarily through revenue generated from our commercial products, the Royalty Purchase Agreement with HCR, royalty payments from Pfizer, deferred payments from Medexus, the Purchase Agreement with XOMA, the sale of our hyperimmune products business in September 2017, the sale of Aptevo BioTherapeutics on February 28, 2020, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $19.1 million and an accumulated deficit of $217.5 million as of September 30, 2023.

For the nine months ended September 30, 2023, net cash used in our operating activities was $6.5 million.

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

Due to the current macroeconomic environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestones from Medexus due to effects of macroeconomic impacts, including, but not limited to, bank failure, and the rising and fluctuating inflation, which may impact Medexus’ ability to continue to successfully commercialize the IXINITY businesses. Additionally, we may experience potential impacts on our future milestones, which are based on global net sales of RUXIENCE, from HCR due to the effects of the macroeconomic environment, which may impact Pfizer’s ability to continue to successfully commercialize the RUXIENCE business. We believe that our existing cash resources, milestone payments related to the Royalty Purchase Agreement with HCR, funds available under Purchase Agreement with Lincoln Park and the Equity Distribution Agreement with Piper Sandler, cash to be generated from future milestones related to IXINITY sales and approvals by Medexus, and exercise of warrants will be sufficient to meet our projected operating requirements for at least twelve months from the date of this filing of this Quarterly Report on Form 10-Q.

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
•
the timing, receipt and amount of any milestone payments from Medexus with respect to IXINITY; and
•
our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the nine months ended September 30, 2023, we had net loss of $12.5 million compared to $12.2 million net income for the same period in 2022. The net income for the nine months ended September 30, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of September 30, 2023, we had an accumulated deficit of $217.5 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. While we believe our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, the ability to receive a potential future milestone payment under the Royalty Purchase Agreement with HCR, potential future milestone payments from Medexus under our LLC Purchase Agreement, our ability to issue securities under the Equity Distribution Agreement with Piper Sandler and our Purchase Agreement with Lincoln Park Capital, and exercise of warrants will provide us with sufficient liquidity to meet our cash requirements through at least next twelve months, our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2023, we had cash and cash equivalents in the amount of $19.1 million. We will require additional funding to grow our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia and the rising conflict in the Middle East, or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 8,064,517 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $0.62. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.3 million after placement agent and other fees. Future issuances of common stock may include, but not be limited to, (i) any sale of up to $50.0 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, (ii) any sale of up to $35 million worth of shares of our common stock to issue from our Purchase Agreement with Lincoln Park, (iii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants, (iv) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August 2023 public offering of common stock and warrants, (v) the issuance of up to 32,026,068 shares of common stock upon the exercise of warrants issued in connection with our November 2023 warrant Inducement Agreement with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering, or (iv) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends, our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through September 30, 2023 ($35 million at closing and $12.5 million in milestone payments) and we are eligible to receive an additional $10 million based on the achievement of sales milestone 2023.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China, the rising conflict in the Middle East, or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

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

Risks Related to Our Common Stock and General Risks

Our stock price may be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and up to September 30, 2023, the reported closing price of our common stock has fluctuated between $0.31 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine and the rising conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
our ability to continue as a going concern; and
•
the other factors described in this “Risk Factors” section.

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

On September 13, 2023, the Company received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

Nasdaq’s letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provides the Company 180 calendar days, or until March 11, 2024 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. The Company may be eligible for an additional 180-day period to regain compliance if the Company meets all other listing standards of Nasdaq, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company fails to regain compliance, the Company would have the right to a hearing before the Nasdaq Listing Qualifications Panel (the "Panel"). There can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Panel, such appeal would be successful.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including by effecting a reverse stock split.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing Purchase Agreement with Lincoln Park, under our Equity Distribution Agreement with Piper Sandler, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 and August 2023 public offerings and November 2023 warrant Inducement Agreement, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Moreover, we currently have a short-term stockholder Rights Agreement in effect. On November 2, 2023, we entered into Amendment No. 3 to the Rights Agreement and extended the expiration of such agreement to November 4, 2024. This Rights Agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The Rights Agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the rights agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

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

APTEVO THERAPEUTICS INC.

Date: November 14, 2023	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer