Form 10-K
period 2023-12-31
Aptevo Therapeutics Inc.
filed 2024-03-05
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $11 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2023, the last trading day of the fiscal quarter.

Excludes an aggregate of 79,986 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 5, 2024, the number of shares of Registrant’s common stock outstanding was 23,472,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, relating to the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Item 1. Business.

OVERVIEW

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate APVO436 is a CD3xCD123 T-cell engager currently being clinically evaluated for the treatment of acute myelogenous leukemia (AML). Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T-cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and the ADAPTIR-FLEX platform to generate bispecific and multi-specific candidates or other candidates to our platform capabilities. We have developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules using our protein engineering, preclinical development, process development, and clinical development capabilities.

STRATEGY

We seek to grow our business by, among other things:

Advancing our lead clinical blood cancer candidate, APVO436, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. Based on the positive results from our Phase 1 dose escalation and dose expansion studies, we plan to initiate a dose optimization Phase 1b/2 trial in the first half of 2024, in frontline AML patients who will receive a combination of APVO436 + Venetoclax + Azacitidine to assess safety and efficacy of APVO436 and to determine an optimal dose.

Advancing our lead solid tumor candidate, ALG.APV-527, developed in partnership with Alligator Bioscience AB (Alligator), further in the clinic. Aptevo and Alligator continue to investigate ALG.APV-527 for the treatment of multiple solid tumor types with 5T4-tumor expressing antigens. This drug candidate is in an ongoing first-in-human Phase I clinical trial that started in the first quarter of 2023. We are currently enrolling new patients. ALG.APV-527 targets the 4-1BB co-stimulatory receptor (on T lymphocytes and NK cells) and 5T4 (solid tumor antigen) and is designed to promote anti-tumor immunity. Aptevo believes this compound has the potential to be clinically important because 4-1BB can stimulate the immune cells (tumor-specific T-cells and NK cells) involved in tumor control, making 4-1BB a particularly compelling target for cancer immunotherapy.

Continued development and advancement of our preclinical candidates, APVO603 (targeting 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family), APVO442 (targeting Prostate Specific Membrane Antigen (PSMA), a tumor antigen that is highly expressed on prostate cancer cells and CD3), and APVO711 (an anti-PD-L1 x anti-CD40 compound). We continue to advance APVO603 and APVO442 through preclinical and IND-enabling studies. In January 2023, we filed a provisional patent with the U.S. Patent and Trademark Office (USPTO) pertaining to APVO711. In January 2024, the provisional patent was amended to include new preclinical data and a patent application under the Patent Cooperation Treaty ("PCT") was filed pertaining to APVO711, which has the potential to treat a range of solid malignancies such as head and neck cancer. APVO711 is a dual mechanism bispecific antibody candidate that is designed to provide synergistic stimulation of CD40 on antigen presenting cells while simultaneously blocking the PD-1/PD-L1 inhibitory pathway to potentially promote a robust anti-tumor response. Preclinical studies are planned to further evaluate the mechanism of action and efficacy of APVO711.

Development of novel bispecific and multi-specific proteins for the treatment of cancer using our ADAPTIR and ADAPTIR-FLEX platforms. We have expertise in molecular and cellular biology, immunology, oncology, pharmacology, translational sciences, antibody engineering and the development of protein therapeutics. This includes target validation, preclinical proof of concept, cell line development, protein purification, bioassay and process development and analytical characterization. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional monospecific, bispecific, and multi-specific protein immunotherapies for development, potentially with other collaborative partners, to exploit the potential of the ADAPTIR and ADAPTIR-FLEX platforms. We will select novel candidates that have the potential to demonstrate proof of concept early in development. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need. Bispecific therapeutics are increasingly recognized as potent anti-cancer agents. Nine new bispecific agents have been approved for use by the FDA in the last three years and there is a total of 125 bispecific drug candidates currently in development. We believe our candidates in development and our future molecules derived from our ADAPTIR and ADAPTIR-FLEX platforms will be highly competitive in the market as they are rationally designed for safety and tolerability as well as efficacy.

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to pursue collaborations with other biotechnology and pharmaceutical companies, academia, and non-governmental organizations to advance our product portfolio.

PRODUCT CANDIDATES AND PLATFORM TECHNOLOGY

PIPELINE

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

Program (Target)	Potential Indication(s)	Preclinical	Phase 1 (First-in-Human)	Phase 2	Notes
Clinical Programs	**APVO436** (CD3 x CD123)	Frontline AML	Phase 1b/2 FPI 1H 2024			**Orphan Drug Designation** APVO436 in combination with venetoclax and azacitidine
Clinical Programs	**ALG.APV-527*** (4-1BB x 5T4)	NSCLC, Head & Neck, Colorectal, Pancreatic, Breast, Other Solid Tumors	Ph.. 1 FPI Q1 2023			Phase 1 trial ongoing
Pre-Clinical Programs	**APVO711** (PD-L1 x CD40)	Multiple solid tumors				IND enabling studies ongoing
Pre-Clinical Programs	**APVO603** (4-1BB x OX40)	Multiple solid tumors				IND enabling studies ongoing
Pre-Clinical Programs	**APVO442** (PSMA x CD3)	Prostate Cancer				Preclinical studies ongoing

**Partnered with Alligator Bioscience*

1

Product Candidates

Our pipeline includes investigational clinical and preclinical stage anti-cancer drug candidates with clinical impact potential for treating both hematologic malignancies, also known as “liquid” tumors, and solid tumor malignancies.

APVO436. APVO436 is a bispecific ADAPTIR that is designed to engage CD3 and CD123 to redirect T-cells to destroy leukemia cells expressing the target CD123 molecule on their surface. We have completed a multi-center, multi-cohort Phase 1b dose expansion clinical trial to evaluate APVO436 in adult patients with AML both as monotherapy and in combination with current standard-of-care therapies (APVO436-5001). This antibody-like recombinant protein therapeutic candidate is designed to engage both leukemia cells and T-cells of the immune system and activate T cells via CD3 only when engaging CD123 to trigger the destruction of leukemia cells as well as leukemic stem cells. Importantly, CD123 is not only expressed on the leukemic blast cells but is also expressed on leukemic stem cells. APVO436 has been engineered using our proprietary ADAPTIR platform technology and is uniquely designed to reduce the likelihood and severity of cytokine release syndrome (CRS). APVO436 has received orphan drug designation ("orphan status") for the treatment of acute myelogenous leukemia from the U.S. Food and Drug Administration (FDA). In the first half of 2024, we plan to initiate a Phase 1b/2 trial, beginning with a dose optimization study, in patients who will receive APVO436 in combination with Venetoclax and Azacitidine.

The Company observed positive clinical data from its Phase 1b dose expansion trial, which was completed in 2023. The safety profile and efficacy data in a heavily pretreated population is summarized in the table below.

APVO436 was generally well tolerated, with the highest response rate of 82% composite clinical remission (Composite CR) and 73% complete remission/complete remission with incomplete hematologic recovery (CR/CRi) observed in Cohort 2 in Venetoclax naïve patients, where we saw 91% clinical benefit.

The table below shows the final patient response rate to APVO436 treatment for patients enrolled in Cohorts 1, 2, and 3:

	Cohort 1	Cohort 2	Cohort 2 (Venetoclax naïve)	Cohort 3
Cohort Description	APVO436 + MEC	APVO436 + Ven/Aza	APVO436 + Ven/Aza	APVO436 only after CT induction
Patients enrolled, n	18	19	12	7
Patients evaluable, n	11	16	11	4
CR, n	5	5	5	0
CRi, n	0	3	3	0
MLFS, n	1	1	1	1
SD, n	3	3	1	2
CBR, %	82	75	91	75
Composite CR, %	55	56	82	25
CR/Cri %	45	50	73	0

There were 44 patients enrolled in the expansion cohorts 1, 2, 3, and 5 who are part of the safety population and received at least one dose of APVO436. The median number (range) of administered APVO436 cycles were 1.0 (1–4), 2.0 (1–4), 2.0 (1–4), and 3.0 (3–3) for Cohorts 1, 2, 3, and 5, respectively. The most common TEAEs (reported in ≥20%) were pyrexia (48%), fatigue (39%), chills (32%), hypokalemia (32%), anemia (29%), nausea (27%), thrombocytopenia (27%), neutropenia (25%), febrile neutropenia (23%), oedema peripheral (23%), constipation (23%), hypocalcemia (21%), hypomagnesemia (21%), and diarrhea (21%). Twelve of the 44 patients treated developed Cytokine Release Syndrome (CRS). The majority of cases were mild to moderate (grade 1 or 2). However, one patient experienced a treatment related grade 5 CRS event, although this case was highly confounded by sepsis and pneumonia which made a causality assessment difficult.

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

ALG.APV-527 Phase 1 Clinical Trial Overview:

Multi-Center, Multi-Cohort Phase 1 Open-Label Clinical Trial

DESIGN	• 6 cohorts 3 + 3 design
ENDPOINTS
•
Assess safety and tolerability, pharmacokinetic, pharmacodynamic and preliminary anti-tumor activity of ALG.APV-527
•
Biomarker analysis to confirm pharmacodynamic activity as it relates to efficacy and safety, proof of concept in combination therapy

ADMINISTRATION	• ALG.APV-527 will be given intravenously once every two weeks. The first cycle will be administered as a 2-hour infusion and, if tolerated, subsequent cycles will be administered as 1-hour infusions
STATUS	• Phase 1 trial initiated in February 2023

4-1BB is a particularly compelling target for cancer immunotherapy. We designed ALG.APV-527 to overcome limitations of the 1st generation 4-1BB monospecific mAbs by improving the efficacy as 5T4-dependent 4-1BB signaling confers T-cell and NK cell stimulation at the tumor site.

ALG.APV-527 is as potent as urelumab but demonstrates 5T4-dependent 4-1BB signaling. In vitro, this is demonstrated in assays with primary T cells and NK cells that secrete inflammatory cytokines, proliferate, produce cytotoxic granules only when 5T4-expressing tumor is present. In vivo, our molecule can induce a robust, long-term antitumor response and does not induce a systemic T cell stimulation like urelumab.

Aptevo and Alligator continue to advance ALG.APV-527 for the treatment of solid tumors and commenced a first-in-human study started in the first quarter of 2023. We continue to enroll additional patients across the United States.

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

PLATFORM TECHNOLOGIES

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

We believe that ADAPTIR and ADAPTIR-FLEX are promising platform technologies within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR and ADAPTIR-FLEX molecules and monoclonal antibodies allow for the development of new immunotherapies that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our molecules, we can select the desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including, but not limited to, redirected T cell cytotoxicity (RTCC), modulating signals through immunostimulatory or immunoinhibitory receptors and targeted cytokine delivery. We believe we can expand our ADAPTIR and ADAPTIR-FLEX platforms to generate monospecifics, bispecifics, or multi-specifics that target tumor antigens in combination with co-stimulatory molecules, including TNF-Receptor family members and other activating or inhibitory signaling receptors. We believe the ADAPTIR and ADAPTIR-FLEX platform technologies may prove to have advantages over other immunotherapies and other bispecific T cell engaging technologies. In preclinical studies, our data indicates that APVO436, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses with reduced cytokine release compared to other bispecifics targeting the same tumor antigen and CD3. The ADAPTIR and ADAPTIR-FLEX monospecifics, bispecifics, and multi-specifics can be produced using standard manufacturing practices. Further clinical and preclinical studies may not confirm the anticipated benefits of this platform.

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

Competition

We face, and will continue to face, intense competition from both U.S.-based and foreign producers of both large and small molecule immune oncology products, some of which have lower cost structures, greater access to capital, greater resources for research and development, and sophisticated marketing capabilities. Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications.

APVO436: We anticipate that APVO436 would compete with other agents targeting both CD123 and non-CD123 that are in development if they are also approved. Competitors developing antibody therapies targeting CD123 include: Affirmed, Arcellx, AvenCell, Cellectis, Macrogenics, Inc. / Gilead, ImmunoGen, Menarini Group and Sanofi. Competitors developing non-CD123 antibody therapies include Novartis, Bio-Path, Shattuck Labs, Syros Pharma, Faron Pharma and ALX Oncology. Additionally, there are companies and institutions developing gene and CAR-T therapies that may potentially be competitive with APVO436.

ALG.APV-527: This asset targets 4-1BB in a bispecific format when cross-linked with the tumor antigen 5T4. We anticipate that ALG.APV-527 would compete with bispecifics targeting 5T4 and 4-1BB, which are currently in preclinical development such as by Crescendo Biologics. Companies developing bispecifics in the clinic targeting 5T4 include GenMab and Abbvie. In addition, other competitors include bispecifics targeting 4-1BB in combination with other targets such as 4-1BB x FAP (FAP is expressed on tumor associated stromal fibroblasts). 4-1BB x FAP is currently in Phase 1 clinical development by Molecular Partners and Amgen and Hoffmann-La Roche (RO7122290). PD-L1 x 4-1BB is currently in Phase 1/2 clinical development by BioNTech / Genmab and Pieris / Servier. Another bispecific targets 4-1BB x HER2, which is in phase 2 clinical development by Pieris for treatment of HER2+ solid tumors.

Furthermore, we face significant competition in the oncology market in general, including from the following: Affimed, AstraZeneca, Bristol Myers Squib, F-Star Biotechnology Ltd., Genentech Inc., (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Johnson & Johnson, Macrogenics, Inc., Sanofi-Aventis US LLC, Regeneron Pharma, Xencor, Inc. and Zymeworks Biopharmaceuticals, Inc. Additionally, there may be other potential competitors or companies developing competitive products such as ADCs that may not be known to us at this time.

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

In general, and where possible, we pursue patent protection in countries where we believe there will be a significant market for the corresponding product or product candidate. We generally do not seek patent protection in countries where we have reason to believe we would not be able to enforce patents. For instance, we tend to not file in countries that are frequently listed on the Priority Watch List of the Special 301 Report prepared by the Office of the United States Trade Representative, with the exception that we typically file patent applications in China. We may also decide to take a narrower filing approach for secondary and improvement type inventions as compared to inventions that are more foundational to our products. We do not seek patent protection in countries that are on the United Nations, or U.N., list of Least Developed Countries.

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

ADAPTIR and ADAPTIR-FLEX Platforms. We protect the ADAPTIR platform technology through a combination of patents and trade secrets. We own all ADAPTIR and ADAPTIR-FLEX platform intellectual property, with the exception that we have licenses to certain intellectual property related to third-party research tools that we use in conjunction with our ADAPTIR platform technology such as cell lines, vectors, expression systems, and transgenic rodents. For instance, we have a non-exclusive commercial license and research license with Lonza Group AG (Lonza) related to its CHO cell lines and vectors. Under our Lonza research license, we have an option to take a license to use the GS System to develop and manufacture therapeutic proteins for our commercial purposes. We also have a non-exclusive license to certain transgenic rodents of OMT’s OmniAb platform.

The initial version of the ADAPTIR platform technology was originally developed by Trubion Pharmaceuticals, Inc. (Trubion) prior to its acquisition by Emergent BioSolutions Inc. (Emergent). A patent family supporting use of unique linkers in the homodimer (a molecule consisting of two identical halves) version of the ADAPTIR platform was invented jointly by Trubion and Wyeth Pharmaceuticals, Inc. (Wyeth) as part of a collaboration between the two companies. Wyeth assigned the rights it had in that platform patent family to Trubion. We subsequently received the rights to the platform patent family upon our spinoff from Emergent.

In order to differentiate our platform inventions from antibodies and other antibody-like constructs that have been publicly disclosed, many of our patents and patent applications are directed to unique aspects or components of our platform such as linkers, targets, or binding domains.

We have patents relating to the ADAPTIR platform issued in the United States, Australia, Canada, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. We also have applications pending in various territories including Brazil, Canada, and Norway. We plan to continue to improve our ADAPTIR platform and to file patent applications on those improvements. Our decision as to where to file any new ADAPTIR improvement inventions will be based in part on the significance of the improvement. If patents issue on the pending ADAPTIR patent applications, the patent term for those patents are estimated to expire between 2027 and 2039. As our ADAPTIR platform technology evolves, we may decide to allow patent applications and patents to expire if they contain claims that are limited to aspects of the platform that are no longer of value to Aptevo.

ADAPTIR-FLEX, our heterodimer platform, is covered by patent application under the Patent Cooperation Treaty (PCT) that we filed in 2021, which was nationalized in 2023 in various countries and territories including the United States, Europe, Japan, China, Australia, and Canada. If patents claiming priority to the pending ADAPTIR-FLEX patent application are issued, the resulting patents are estimated to expire in 2041.

We own patent families directed to use of particular binding domains in the ADAPTIR and ADAPTIR-FLEX platforms. For instance, we have some patents that cover the use of an ADAPTIR therapeutic to target CD3. We also have pending patent applications that cover ADAPTIR therapeutics containing our preferred humanized CD3 binding domain polypeptide sequences.

APVO436. We nationalized our core patent family, which covers the APVO436 product candidate in various countries and territories including the United States, Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Ukraine, and Vietnam.

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

Patent Term Restoration. If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’ approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

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

Healthcare Fraud and Abuse and Anti-Corruption Laws

Various federal and state laws pertaining to health care “fraud and abuse” exist, including state and federal anti-kickback laws false claims laws, and patent privacy and security laws. Anti-kickback laws make it illegal for a drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, to induce, or in return for, the referral of business that may be reimbursed by a third-party payor (including Medicare and Medicaid), including the purchase, prescribing or recommendation of a particular drug. Due to the breadth of the statutory provisions, it is possible that our practices might be challenged under anti-kickback or similar laws. Civil and criminal false claims laws, false statement laws and civil monetary penalty laws prohibit, among other things, anyone from knowingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, create federal criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information.

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

HUMAN CAPITAL

Employees and Office Location

Aptevo employed 40 full-time persons as of December 31, 2023. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationships with our employees are positive.

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

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (DEI) is of great importance to our culture, day-to-day operations, and future success. Aptevo is an equal opportunity employer, and we are committed to fostering DEI within our work environment and beyond. We believe DEI promotes our business growth, drives innovation in the therapeutic product candidates we develop, and in the way we solve problems. Our efforts are focused on hiring and retaining qualified candidates, and promoting a supportive and inclusive working environment for all of our employees. The Company is resolute on its commitment to the development and fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients. As of December 31, 2023, 55% of our workforce and 50% of our leadership (at the Director level and above) were female. In addition, 40% of our workforce and 43% of our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

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

Health & Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2023. The Company maintains a hybrid working environment. Our essential employees, which mainly include our research and development team, work onsite, and non-essential employees work remotely or hybrid. We equip our employees working remotely or hybrid with necessary equipment and tools to continue to collaborate and remain productive.

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
•
Our ability to continue as a going concern.
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
•
Our stock price is and may continue to be volatile.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the year ended December 31, 2023, we had net loss of $17.4 million compared to $8.0 million net income for the same period in 2022. The net income for the year ended December 31, 2022 was due to a one-time $37.2 million gain recognized as a result of Amendment to Royalty Purchase Agreement with HCR. As of December 31, 2023, we had an accumulated deficit of $223.4 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-K, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through March 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement, our ability to issue securities under our Purchase Agreement with Lincoln Park Capital, and exercise of warrants. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-K, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2023, we had cash and cash equivalents in the amount of $16.9 million. We will require additional funding to continue our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
clinical development costs, timing, and other requirements to complete our Phase 1b/2 clinical trial for APVO436 and Phase 1 clinical trial of ALG.APV-527, as well as future clinical trials;
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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia and the rising conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 8,064,517 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $0.62. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.3 million after placement agent and other fees. On November 9, 2023, we entered into a warrant inducement agreement with certain Holders of existing common warrants ("Existing Warrants") issued to Holders on August 4, 2023, to exercise for cash their Existing Warrants to purchase shares of our common stock at a purchase price of $0.233. In consideration of the Holders' agreement to exercise their Existing Warrants, we agreed to issue new common warrants ("New Warrants") to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants. We received $3.3 million in gross proceeds from the exercise of 14,198,518 common warrants and issued 28,397,036 New Warrants. Our net proceeds from the offering amounted to $3.0 million after placement agent and other fees. Future issuances of common stock may include, but not be limited to, (i) the issuance of 581,826 remaining shares of common stock pursuant to our Purchase Agreement with Lincoln Park, (ii) the issuance of up to 350,589 remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our March 2019 public offering of common stock and warrants, (iii) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August 2023 public offering of common stock and warrants that would result in gross proceeds of $1.2 million, (iv) the issuance of the remaining shares of common stock upon the exercise of warrants issued in connection with our November 2023 Warrant Inducement Agreement with certain Holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering that would result in gross proceeds of $6.6 million, or (v) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends, our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our shelf registration statement on Form S-3 expired on December 18, 2023. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Prior to expiration of our shelf registration statement, on March 29, 2022, we filed an amendment to the prospectus related to the Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updated the amount of registered shares that we were eligible to sell. So long as the aggregate market value of our common stock held by non-affiliates was less than $75 million, we would not be permitted to sell any registered shares under such Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the then-current public float of our common stock. In the year ended December 31, 2023, we sold $1.6 million worth of shares of our common stock pursuant to our Equity Distribution Agreement with Piper Sandler, which expired in December 2023. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our Purchase Agreement with Lincoln Park Financial LLC as those sales were committed prior to us being subject to the limitations of General Instruction I.B.6. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

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

Stockholders have in the past and may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors or management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
•
the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and,
•
the timing, cost, and level of investment in our research and development and clinical activities as well as expenditures we may incur to acquire or develop additional technologies, products and product candidates.

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

We do not currently have enough shares available under our 2018 Stock Incentive Plan to grant awards to senior management and future awards to our employees, which could result in our inability to attract, retain, and motivate our key personnel.

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

As of December 31, 2023, we had approximately $168.2 million and $70.5 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We completed an IRC Section 382 study through December 31, 2021. The study concluded that we have experienced an ownership change in November of 2020 and December of 2020 and $162.6 of our NOL carry forwards are subject to an annual limitation. It is not expected that the annual limitations will result in the expiration of NOL carryforwards prior to utilization assuming sufficient income.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China, the rising conflict in the Middle East, or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies. Severe global economic and societal disruptions and uncertainties, such as reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility.

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

We completed our Phase 1b dose expansion clinical trial with APVO436 in 2023 and plan to initiate a dose optimization Phase 1b/2 study in the first half of 2024 to assess safety and efficacy of APVO436 and to determine an optimal dose in front line patients. Additionally, we initiated a first-in-human Phase 1 clinical study of ALG.APV-527 in the first quarter of 2023 and we are currently enrolling new patients. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We may publicly disclose top line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The top line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Even in situations where a clinical stage candidate appears to be benefiting a patient that benefit may not be of a permanent nature. Top line and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, the achievement of one primary endpoint for a trial does not guarantee that additional co-primary endpoints or secondary endpoints will be achieved. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

We have submitted INDs and received approvals to proceed into clinical trials for multiple product candidates, including ALG.APV-527 and APVO436, however, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of future INDs will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Agreements with third parties conducting or otherwise assisting with our clinical or non-clinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third-party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture and/or store our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to produce, or may be delayed in producing sufficient product candidates to meet our supply requirements. Any delays in obtaining adequate supplies with respect to our product candidates and components may delay the development or commercialization of our product candidates.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, ALX Oncology Holdings Inc., Amgen Inc., Arcellx, AstraZeneca, AvenCell Therapeutics, Inc., BioNTech, Bio-Path, Bristol Myers Squibb, Cellectis, Faron Pharma, F-star Therapeutics, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Johnson & Johnson, Macrogenics, Inc., Menarini Group, Molecular Partners, Novartis, Pieris Pharmaceuticals, Inc., Regeneron Pharma, Sanofi-Aventis US LLC, Shattuck Labs, Syros Pharmaceuticals, Inc., Servier Laboratories, Xencor, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

•
On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
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

If we experience a significant disruption in our information technology systems or breaches of data security, including due to a cybersecurity incident, our business could be adversely affected.

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

We also face the challenge of promptly detecting and remediating any cybersecurity breaches. Our information technology systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions. However, our information technology systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties, including computer hackers, encryption by ransomware, or may result from technological failure.

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

If a breach of our information technology systems or those of our key third-party vendors occurs, we may incur additional costs related to repairing or rebuilding our internal systems, complying with breach notification laws, defending legal claims or proceedings, responding to regulatory actions, incurring penalties, and paying damages. Moreover, it may be determined that as a result of such a breach there was a material weakness or significant deficiency in our internal controls or other failure of our control environment. If such a breach occurs, it may have a material adverse effect on our business, results of operations, and financial condition, and it may also negatively impact our reputation.

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

In addition to patent litigation, we may be a party to adversarial proceedings before the Patent Trial and Appeal Board (PTAB) of the USPTO, or the Opposition Divisions of the European Patent Office (EPO). Potential proceedings before the PTAB include inter parties review proceedings, post-grant review proceedings and interference proceedings. Depending on our level of success at the PTAB and Opposition Divisions of the EPO, these proceedings could adversely impact our intellectual property rights with respect to our products and technology.

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

There is a similar abbreviated pathway for the approval of biosimilar products in the EU. Reference products in the EU benefit from an eight-year data exclusivity period during which the data included in the dossier for the reference product may not be referenced for the purposes of an abbreviated biosimilar application. Following the expiration of the data exclusivity period, there is an additional two-year period of market exclusivity during which a biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no product can be placed on the market until the expiration of such period. The overall 10-year period can be extended to a maximum of 11 years in certain circumstances. As in the U.S., there is no guarantee that a product will qualify for the prescribed period of exclusivity and, even if a product does qualify, another company may market a competing version of the reference product if such company obtained a marketing authorization with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from the third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, which could harm our business significantly.

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

We have an application pending that covers the APTEVO THERAPEUTICS trademark and received a notice of allowance in September 2022 from the USPTO for the APTEVO BIOTHERAPEUTICS and APTEVO RESEARCH AND DEVELOPMENT trademarks. We refer to these trademarks as our house marks. If a third-party opposes any of these house marks and we are unable to reach settlement prior to the commencement of an opposition proceeding, we may incur significant expense in the course of participating in the opposition process, which can be expensive and lengthy. Any settlement with a third-party may result in our agreeing to be subject to restrictions on our use of the relevant house mark. In addition, if we are unsuccessful in an opposition against a house mark, we would lose the ability to obtain trademark registration for one or more uses of the relevant mark both in the United States and in other territories which could have a material and adverse effect on our business.

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

Risks Related to Our Common Stock and General Risks

Our stock price is and may continue to be volatile.

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and December 31, 2023, the reported closing price of our common stock has fluctuated between $0.172 and $83.16 per share (as adjusted to reflect our 1-for-14 reverse stock split of our outstanding common stock that was effective on March 26, 2020). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine and the rising conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Under Delaware law, our certificate of incorporation, and our by-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current, and future investigations and litigation. In order to reduce the risk of expense of these obligations, we maintain directors’ and officers’ liability insurance. A significant change in the Company’s risk profile could increase the cost to us of our directors’ and officers’ liability insurance coverage or the coverage thereunder may be reduced or terminated in full. In the event that the coverage under our directors’ and officers’ liability insurance is reduced or terminated, we will be required to pay the expenses of indemnifying our current and former directors and officers in their defense of current and future investigations and litigation, which expenses may be significant. The increased costs to us of our directors’ and officers’ liability insurance coverage, or our indemnification obligations if our directors’ and officers’ liability insurance coverage is reduced or terminated, could result in the diversion of our financial resources, and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

On September 13, 2023, the Company received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement").

Nasdaq's letter has no immediate impact on the listing of the Company's common stock, which will continue to be listed and traded on Nasdaq subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provides the Company 180 calendar days, or until March 11, 2024 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. The Company may be eligible for an additional 180-day period to regain compliance if the Company meets all other listing standards of Nasdaq, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company fails to regain compliance, the Company would have the right to a hearing before the Nasdaq Listing Qualifications Panel (the "Panel"). There can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Panel, such appeal would be successful.

The Company intends to take reasonable measures to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including by effecting a reverse stock split.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our existing Purchase Agreement with Lincoln Park, under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our March 2019 and August 2023 public offerings and November 2023 Warrant Inducement Agreement, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company’s Board of Directors (the “Board”) is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and are included in the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Company has information security and risk management policies and procedures designed to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of incidents in a timely manner.
•
Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications. Additionally, the Company leverages an industry standard Endpoint Detection and Response (EDR) tool to manage and monitor endpoint security for laptops and servers including scanning and monitoring of vulnerabilities. Further, the Company has mandated multi-factor authentication for all employees in addition to periodic security and phishing training and awareness.

In 2023, the Company engaged an independent assessor to assess the maturity of its cybersecurity program against the NIST Cybersecurity Framework (NIST CSF). The results of the NIST CSF maturity assessment laid the roadmap for the cyber initiatives conducted in 2023 and future. Further, a third-party conducted an external and internal penetration test, performed a dark web scan for any Aptevo private and confidential data and assessed Aptevo's cloud security configuration posture. All critical and high-risk findings from that assessment were addressed in 2023.

•
Incident Response and Recovery Planning: The Company has established and maintains security incident response and disaster recovery plans designed to address the Company’s response to a cybersecurity incident.
•
Third-Party Risk Management: The Company leverages third-party vendors to house critical clinical trial data. These vendors are required to be GxP compliant which entails strong cybersecurity controls that are validated by a third-party auditor. Furthermore, the Company has begun performing security risk assessments prior to on-boarding new significant vendors.
•
Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

Governance

The Board has designated the Audit Committee as the governing committee for the oversight of the Company’s material IT cybersecurity risks. The Audit Committee reviews cybersecurity risks through quarterly updates, and the committee monitors the status of ongoing projects to strengthen existing information security controls and practices and mitigate the potential risk of cybersecurity incidents. Quarterly, the Company's Chief Financial Officer (CFO), with support from the expert firm providing Chief Information Officer (CIO) services, presents on material cybersecurity risks and their accompanying mitigation and remediation strategies to the Audit Committee.

The CIO and CFO are key management roles responsible for assessing and managing material risks from cybersecurity threats. The CIO reports to the CFO and is responsible for implementing and maintaining the enterprise cybersecurity organization. The CIO has over 20 years of experience in Information Security and Cybersecurity for public and private institutions in the pharmaceutical, insurance, manufacturing, healthcare, and non-profit industries. The CFO also brings over 20 years of experience with a focus on small to mid-size public companies in the life science and technology fields.

The CIO, in coordination with senior management including the CFO, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The CIO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

Holders of Common Stock

As of March 5, 2024, we had 23,472,436 shares of common stock outstanding held by 111 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends for the foreseeable future.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2023.

Item 6.

Not applicable.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate APVO436 is a CD3xCD123 T-cell engager currently being clinically evaluated for the treatment of acute myelogenous leukemia (AML). Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T-cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of ADAPTIR immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development using the ADAPTIR platform and the ADAPTIR-FLEX platform to generate bispecific and multi-specific candidates or other candidates to our platform capabilities. We have developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. We are developing our ADAPTIR and ADAPTIR-FLEX molecules using our protein engineering, preclinical development, process development, and clinical development capabilities.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For the year ended December 31, 2023, we had net loss of $17.4 million compared to $8 million net income for the same period in 2022. As of December 31, 2023, we had $16.9 million in cash and cash equivalents.

Royalty Revenue

For the year ended December 31, 2023, we did not record royalty revenue compared to $3.1 million royalty revenue for the same period in 2022. We did not recognize royalty revenue in 2023 due to our Amendment to Royalty Purchase Agreement with HCR. As a result of the amendment, we ceased reporting as royalty revenue, and royalties were paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE beginning in the second quarter of 2022. The royalty revenue from Pfizer related to a Collaboration and License Agreement ("Definitive Agreement") acquired by Aptevo as part of our spin-off from Emergent in 2016. The Definitive Agreement was originally executed by Trubion Pharmaceuticals, which was subsequently acquired by Emergent, and Wyeth, a wholly owned subsidiary of Pfizer (see Note 9).

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

We received 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022. We do not expect to receive any further milestone payments pursuant to our royalty purchase agreement.

Research and Development Expenses

We expense research and development costs as incurred. These expenses relate primarily to conducting non-clinical studies and clinical trials, fees to professional service providers for analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies. Our research and development expenses include:

•
employee salaries and related expenses, including stock-based compensation and benefits for our employees involved in our drug discovery and development activities;
•
consulting costs related to our clinical and preclinical programs;
•
external research and development expense incurred under agreements with third-party contract research organizations (CROs) and investigative sites;

•
manufacturing services and material expense for third-party manufacturing; and
•
overhead costs such as rent, utilities and depreciation.

We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, and the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials. We may experience interruption of key clinical trial activities, such as site initiation, patient enrollment and clinical trial site monitoring, and key non-clinical activities due to a variety of risk factors, including macroeconomic conditions. While a number of our programs are still in the preclinical trial phase, we do not provide a breakdown of the initial associated expenses as we are often evaluating multiple product candidates simultaneously. Costs are reported in preclinical research and discovery until the program enters the clinic.

Our research and development expenses by program for the years ended December 31, 2023 and 2022 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2023	2022	Increase (Decrease)
Clinical programs:
APVO436	$5,154	$6,503	$(1,349)
ALG.APV-527	2,932	—	2,932
Other	—	(73)	73
Total clinical programs	8,086	6,430	1,656

Preclinical program, general research and discovery	9,021	11,452	(2,431)
Total	$17,107	$17,882	$(775)

Research and development expenses decreased by $0.8 million, to $17.1 million for the year ended December 31, 2023 from $17.9 million for the year ended December 31, 2022. The decrease was primarily due to lower APVO436 trial costs as we concluded our Phase 1b dose expansion study. The decrease was partially offset by higher expenses related to ALG.APV-527 trial costs as 2023 consisted of a full year of CRO and patient visit costs compared to preclinical and start-up activities in 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2023, general and administrative expenses decreased by $2.1 million, to $11.8 million from $13.9 million for the year ended December 31, 2022. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of gain on extinguishment of liabilities, milestone income related to sale of royalties, costs related to debt extinguishment, accrued exit fees on debt, non-cash interest on financing agreements, and interest on debt.

Other Income (Expense), Net

Other income, net was $0.6 million for the year ended December 31, 2023 and other expense, net was $4.0 million for the year ended December 31, 2022. The change in other income (expense), net is primarily due to higher interest income from our money market funds and not having interest expense related to our MidCap term loan due to principal paydown and full repayment of the outstanding balance in the first quarter of 2023. Additionally, we no longer record non-cash interest expense due to our Amendment to the Royalty Purchase Agreement in the second quarter of 2022, which eliminated the liability related to the sale of royalties and the related non-cash interest expense.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the year ended December 31, 2023, due to the sale of deferred payments and milestones to XOMA during the year (see Note 3).

Gain on Extinguishment of Liability Related to Sale of Royalties

We recorded $37.2 million in other income for the year ended December 31, 2022, due to our Amendment to Royalty Purchase Agreement (see Note 9).

Milestone Income Related to the Sale of Royalties

We recorded $2.5 million in other income for the year ended December 31, 2022, related to Pfizer's net sales of RUXIENCE in fiscal year 2022. Due to our Amendment to Royalty Purchase Agreement, we record Milestone Amounts from HCR when they are earned (see Note 9).

Discontinued Operations

For the year ended December 31, 2023 and 2022, we recorded $1.2 million and $1.0 million, respectively, of contingent gain consideration from previous discontinued operations.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for year ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(11,730)	$(21,022)
Investing activities	—	(29)
Financing activities	5,998	(2,616)
(Decrease) in cash and cash equivalents	$(5,732)	$(23,667)

Net cash used in operating activities for the year ended December 31, 2023, was primarily due to our net operating loss of $17.4 million and changes in our working capital accounts, and was partially offset by $2.5 million HCR 2022 royalty milestone payment. Net cash used in operating activities for the year ended December 31, 2022, was primarily due to changes in working capital accounts and our operating cash spend.

Net cash used in investing activities for the year ended December 31, 2023 was $0. Net cash used in investing activities for the year ended December 31, 2022 was primarily due to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to the $3.3 million proceeds received from the issuance of common stock, $3.0 million proceeds received from the exercise of pre-funded warrants, and $3.3 million gross proceeds received from the exercise of common warrants. This was offset by $3.5 million of repayments of the MidCap term loan, which included the remaining outstanding principal balance and loan prepayment fees. Net cash used in financing activities for the year ended December 31, 2022 was primarily due to the $12.3 million of repayments of the MidCap Financial term loan, and $6.8 million royalties received from Pfizer by HCR pursuant to our Royalty Purchase Agreement. This was offset by the $10 million milestone received by Aptevo from HCR related to the sale of royalties, net of $0.5 million transaction costs, and $7.0 million of proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler.

Sources of Liquidity

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. For the year ended December 31, 2023, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales for the fourth quarter of 2022.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a new Purchase Agreement and a Registration Rights Agreement with Lincoln Park (2022 Purchase Agreement and Registration Rights Agreement). The 2022 Purchase Agreement and Registration Rights Agreement replaced our Purchase Agreement and Registration Rights Agreement with Lincoln Park that we entered into with them in December 2018. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million worth of our common stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the Purchase Agreement. The purchase price per share will be based on the prevailing market price; provided, however, that the prevailing market price is not below $1.00. The Company issued 99,276 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Purchase Agreement may not exceed 981,103 shares, unless shareholder approval is obtained or the average price of all applicable sales of our common stock sold to Lincoln Park equals or exceeds $6.14 per share. For the year ended December 31, 2023, we issued 300,000 shares of our common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement. We received $0.5 million in proceeds from these shares. The Company did not issue any shares of common stock for cash consideration to Lincoln Park under the Purchase Agreement for the year ended December 31, 2022.

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

Common Warrants - 2019

On March 11, 2019, in connection with the completion of a public offering of common stock, we issued warrants to purchase 1,571,429 shares of common stock at a price of $18.20. As of December 31, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding. These warrants have a 5-year life and expire in March 2024.

Series A and Series B Common Warrants - August 2023

On August 4, 2023, in connection with the completion of a public offering, we issued Series A Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock and Series B Common Warrants to purchase up to an aggregate of 8,064,517 shares of common stock. The Series A and Series B Common Warrants have an exercise price of $0.62 per share, are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. As of December 31, 2023, we have 1,872,516 Series A and 58,000 Series B Common Warrants outstanding from our August 2023 public offering with an exercise price of $0.62 per share. If the remaining August 2023 warrants are exercised, we may receive up to an additional $1.1 million in gross proceeds.

New Series A and Series B Common Warrants - November 2023

On November 9, 2023, we entered into a warrant Inducement Agreement with certain holders of our existing Series A common warrants and Series B common warrants (together, the "Existing Warrants") to purchase shares of common stock. Pursuant to the terms of the Inducement Agreement, the holders agreed to exercise for cash their Existing Warrants to purchase up to an aggregate of 16,013,034 shares of common stock at an exercise price of $0.233 during the period from the date of the Inducement Agreement until December 8, 2023. In consideration of the holder’s agreement to exercise the Existing Warrants, we agreed to issue new Series A and new Series B common warrants (together, the "New Warrants"), to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants. Holders exercised 6,192,001 Existing Series A and 8,006,517 Existing Series B Warrants and the Company received $3.3 million in gross proceeds. As of December 31, 2023, we have 12,384,002 New Series A and 16,013,034 New Series B Common Warrants outstanding from our November 2023 warrant inducement with an exercise price of $0.233 per share. If the New Warrants are exercised, we may receive up to an additional $6.6 million in gross proceeds.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $16.9 million and an accumulated deficit of $223.4 million as of December 31, 2023.

For the year ended December 31, 2023, net cash used in our operating activities was $11.7 million.

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

Our results of operations will be highly dependent on our research and development spending. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus, and exercise of warrants.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•
raise funding through the possible additional sales of our common stock through public or private equity financings;
•
license, partner, or sell a portion or all rights to any of our assets to secure potential additional non-dilutive funds; and
•
establish additional credit lines or other debt financing sources.

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

Critical Accounting Policies, and Significant Judgments, and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates and changes in these estimates are recorded when known. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application.

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Sale of Future Payments for IXINITY Sales

As described in Note 3, the Company sold to XOMA the right to receive all deferred payments and a portion of milestone payments related to global sales of IXINITY in exchange for total cash consideration of $9.65 million. The sale of deferred payments and certain milestone payments was recorded as a gain related to the sale of a non-financial asset in the Company’s consolidated statements of operations for the year ended December 31, 2023.

We identified the accounting for the sale of future payments for IXINITY sales as a critical audit matter because the transaction was highly complex and required management to interpret and apply complex accounting standards. This, in turn, led to a high degree of auditor judgment and increased audit effort, including the use of subject matter experts on technical accounting matters, in performing procedures to evaluate whether the transaction was properly accounted for in accordance with relevant accounting principles.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing the analysis prepared by management and the related agreements to obtain an understanding of the sale of future payments for IXINITY sales.

•
With the assistance of a subject matter expert on technical accounting matters, evaluating the reasonableness of management’s accounting conclusion to record the sale of future payments for IXINITY sales as a gain related to the sale of a non-financial asset.

•
Evaluating management's analysis by:
o
testing the completeness and accuracy of inputs by comparing key terms to the relevant agreements,
o
agreeing the dollar value of the gain recorded as other income to the agreement,
o
recalculating the total purchase price, and
o
agreeing cash payments received to bank statements.

/s/ Moss Adams LLP

Seattle, Washington

March 5, 2024

We have served as the Company’s auditor since 2020.

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,904	$22,635
Royalty and milestone receivable	—	2,500
Prepaid expenses	1,473	1,571
Other current assets	689	744
Total current assets	19,066	27,450
Property and equipment, net	895	1,462
Operating lease right-of-use asset	4,881	5,303
Total assets	$24,842	$34,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,984	$3,499
Accrued compensation	2,098	2,105
Current portion of long-term debt	—	2,000
Other current liabilities	1,142	1,102
Total current liabilities	7,224	8,706
Long-term debt	—	1,456
Operating lease liability	5,397	6,079
Total liabilities	12,621	16,241

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 19,468,180 and 6,466,294 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	61	48
Additional paid-in capital	235,607	223,962
Accumulated deficit	(223,447)	(206,036)
Total stockholders' equity	12,221	17,974
Total liabilities and stockholders' equity	$24,842	$34,215

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022
Royalty revenue	$—	$3,114
Operating expenses:
Research and development	(17,107)	(17,882)
General and administrative	(11,771)	(13,873)
Loss from operations	(28,878)	(28,641)
Other income (expense):
Other income (expense) from continuing operations, net	578	(4,027)
Gain related to sale of non-financial asset	9,650	—
Gain on extinguishment of liability related to sale of royalties	—	37,182
Milestone income related to sale of royalties	—	2,500
Net (loss) income from continuing operations	(18,650)	7,014
Discontinued operations:
Income from discontinued operations	1,239	1,013
Net (loss) income	$(17,411)	$8,027

Net (loss) income per share:
Basic	$(1.42)	$1.57
Diluted	$(1.42)	$1.57
Shares used in calculation:
Basic	12,234,661	5,100,310
Diluted	12,234,661	5,102,914

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022
Operating Activities
Net (loss) income	$(17,411)	$8,027
Adjustments to reconcile (loss) income to net cash used in operating activities:
Stock-based compensation	2,193	1,802
Depreciation and amortization	567	901
Loss on disposal of property and equipment	—	47
Non-cash interest expense and other	10	3,239
Gain on extinguishment of liability related to sale of royalties	—	(37,182)
Changes in operating assets and liabilities:
Royalty receivable	2,500	1,164
Prepaid expenses and other current assets	153	355
Operating lease right-of-use asset	422	653
Accounts payable, accrued compensation and other liabilities	518	(394)
Long-term operating lease liability	(682)	366
Net cash used in operating activities	(11,730)	(21,022)
Investing Activities
Purchases of property and equipment	—	(29)
Net cash used in investing activities	—	(29)
Financing Activities
Payments of long-term debt, including fees	(3,467)	(12,267)
Repayments under liability related to sale of royalties	—	(6,779)
Value of equity awards withheld for tax liability	(10)	(4)
Proceeds from exercises of warrants	3,047	—
Proceeds from milestones related to sale of royalties	—	10,000
Transaction costs for milestones related to sale of royalties	—	(500)
Proceeds from issuance of common stock and prefunded warrants	6,428	6,934
Net cash provided by (used in) financing activities	5,998	(2,616)
(Decrease) in cash and cash equivalents	(5,732)	(23,667)
Cash and cash equivalents at beginning of period	22,636	46,303
Cash and cash equivalents at end of period	$16,904	$22,636

Supplemental Cash Flow Information
Warrant modification - incremental value	$2,080	$—
Change in right-of-use asset and lease liability from lease remeasurement	$—	$4,372

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	4,898,143	$47	$215,232	$(214,063)	$1,216
Common stock issued upon vesting of restricted stock units and exercised stock options	16,810	—	(5)	—	(5)
Commitment shares issued pursuant to Lincoln Park Purchase Agreement	99,276	—	—	—	—
Proceeds from issuance of common stock	1,452,065	1	6,933	—	6,934
Stock-based compensation	—	—	1,802	—	1,802
Net income for the period	—	—	—	8,027	8,027
Balance at December 31, 2022	6,466,294	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units and exercised stock options	96,804	—	(10)	—	(10)
Proceeds from issuance of common stock	9,095,430	9	6,419	—	6,428
Proceeds from warrant inducement, net of issuance cost(1)	3,809,652	4	963	—	967
Warrant modification - incremental fair value	—	—	2,080	—	2,080
Stock-based compensation	—	—	2,193	—	2,193
Net (loss) for the period	—	—	—	(17,411)	(17,411)
Balance at December 31, 2023	19,468,180	$61	$235,607	$(223,447)	$12,221

(1) Includes gross proceeds of $3.3 million less issuance costs of $2.3 million, which includes $2.1 million warrant modification incremental fair value.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, and satisfaction of liabilities, and commitments in the normal course of business. For the year ended December 31, 2023, we had net loss of $17.4 million. We had an accumulated deficit of $223.4 million as of December 31, 2023. For the year ended December 31, 2023, net cash used in our operating activities was $11.7 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent expected milestones are received from Medexus with respect to IXINITY; (e) whether and to what extent future milestone payments are received under our Royalty Purchase Agreement; (f) macroeconomic conditions such as rising interest rates, inflation and costs; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may obtain additional funding through our existing equity Purchase Agreement with Lincoln Park or attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Debt Extinguishment

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

Royalty Revenue

We recognized revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

RUXIENCE Royalty Revenue

Aptevo’s royalty revenue was exclusively related to royalties on Pfizer’s net sales of RUXIENCE. We did not recognize royalty revenue for the year ended December 31, 2023. Royalty revenue for the period covered by this report reflects revenue recorded only in the first quarter of 2022 due to our Amendment to Royalty Purchase Agreement with HCR (see Note 9). As a result of the Amendment to Royalty Purchase Agreement, we ceased reporting as royalty revenue, royalties paid by Pfizer to HCR related to Pfizer’s sales of RUXIENCE.

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

Given the royalty revenues were based on 2.5% of global net sales of RUXIENCE, the considerations were considered variable. Pfizer generally reported sales information to us within 60 days of quarter end. Unless we received finalized sales information for the respective quarter, we estimated the expected royalty proceeds based on an analysis of historical experience, analyst expectations, interim data provided by Pfizer, including their publicly announced sales, and other publicly available information. Differences between actual and estimated royalty revenues were adjusted for in the period in which they became known, typically the following quarter. Aptevo did not record revenue for the year ended December 31, 2023 due to our Amendment to Royalty Purchase Agreement. Revenue recorded for the year ended December 31, 2022 represents actual royalty revenue given the timing of RUXIENCE sales reports received from Pfizer. There was no significant financing component to the contract.

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

Note 2. Discontinued Operations

The accompanying consolidated financial statements include discontinued operations from the sale of business products and segments.

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2023	2022
Deferred payments from Medexus	$523	$1,013
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163	—
Gain on contingent consideration from Kamada	553	—
Income from discontinued operations	$1,239	$1,013

For the year ended December 31, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.6 million related to the sale of hyperimmune business to Saol (later acquired by Kamada, Ltd.) as a result of the collection of certain accounts receivable. For the year ended December 31, 2022, we collected $1.0 million in deferred payment from Medexus related to IXINITY sales.

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

We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023. Contractual rights sold to XOMA represent an intangible asset under ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets for which XOMA bears all benefit and Aptevo has no obligations going forward. The transaction was considered a complete sale of a nonfinancial assets. Additionally, XOMA has no recourse against the Company for Medexus’ non-payment absent breach by the Company of its representations, warranties, and covenants in the LLC Purchase Agreement and Aptevo has no role in obtaining regulatory approvals or achieving net sales targets. The Company will continue to account for its portion of future milestones under our LLC Purchase Agreement with Medexus as contingent consideration under ASC 450-30 Gain Contingencies and will record income when proceeds are received.

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

For the years ended December 31, 2023 and 2022, we recorded approximately $2.7 million and $1.7 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

As of December 31, 2023 and 2022, we had $13.2 million and $21.6. million in money market funds, respectively, which are classified as Level 1 investments. The carrying amounts of our money market funds approximate their fair value. As of December 31, 2023 and 2022, we did not have any Level 2 or Level 3 assets or liabilities.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and investments in money market funds.

The following table shows our cash and cash equivalents as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Cash	$3,732	$1,066
Cash equivalents	13,171	21,569
Total cash and cash equivalents	$16,904	$22,635

Note 7. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2023	2022
Leasehold improvements	$2,228	$2,228
Furniture and equipment	12,260	12,260
Property and equipment, gross	14,488	14,488
Less: Accumulated depreciation	(13,593)	(13,026)
Total property and equipment, net	$895	$1,462

Depreciation expense for the years ended December 31, 2023 and 2022 was $0.6 million and $0.9 million, respectively.

Note 8. Debt

Credit Agreement

On August 5, 2020, we entered into a Credit Agreement, with MidCap Financial (the "Credit Agreement"). The Credit Agreement provided us with up to $25.0 million of available borrowing capacity under a term loan facility. The full $25.0 million was drawn on the closing date of the Credit Agreement.

On March 29, 2023, we used a portion of the proceeds from our Purchase Agreement with XOMA to fully repay the $2.8 million outstanding principal of our MidCap debt and payment of $0.3 million in exit fees. The pre-payment was not considered an amendment to our Credit Agreement since we were required to fully repay the remaining principal balance if we sold IXINITY deferred payment stream and milestones. As of December 31, 2023, we do not have any outstanding debt on the balance sheet.

Note 9. Liability Related to Sale of Royalties

On March 30, 2021, we entered into and closed a Royalty Purchase Agreement with HCR pursuant to which we sold to HCR the right to receive royalty payments made by Pfizer in respect of global net sales of RUXIENCE. Under the terms of the Royalty Purchase Agreement, we have received $47.5 million through December 31, 2023 ($35 million at closing and $12.5 million in milestone payments).

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

On June 7, 2022, we entered into and closed an amendment to our Royalty Purchase Agreement, resulting in the Company recognizing a $37.2 million gain, which was the total balance of liability related to the sale of royalties on the closing date. The Amendment to Royalty Purchase Agreement eliminated all of our continuing involvement with the cash generating activities related to the royalties and removed all restrictions related to the rate of return and was therefore accounted for under ASC 610-20, Other Income — Gains and Losses from Derecognition of Nonfinancial Assets and ASC 405-20, Liabilities – Extinguishment of Liabilities.

We received a 2022 milestone payment of $2.5 million on February 28, 2023. The proceeds from the 2022 milestone payment were recorded as other income in the consolidated statement of operations for the year ended December 31, 2022.

Due to our Amendment to Royalty Purchase Agreement, we did not have any liability related to sale of royalties as of December 31, 2023. The following table presents the changes in the liability in the prior period related to the sale of royalties under the Royalty Purchase Agreement with HCR (in thousands):

For the year ended December 31, 2022
Liability related to sale of royalties, beginning balance	$31,045
Proceeds from sale of royalties, net of transaction costs	—
Proceeds from milestone payments, net of transaction costs	9,500
Non-cash interest expense	3,416
RUXIENCE royalties paid by Pfizer to HCR	(6,779)
Gain from extinguishment of liability related to sale of royalties	(37,182)
Liability related to sale of royalties, ending balance	—
Current portion of liability related to sale of royalties	—
Liability related to sale of royalties, non-current	$—

Note 10. Leases and Contingencies

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

On May 26, 2022, we amended our office and laboratory lease to remove the one-time termination option. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet on the date of the amendment. As of December 31, 2023, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the years ended December 31, 2023 and 2022, we recorded $0.8 million and $0.7 million, respectively, related to variable expense due to true ups of operating costs or real estate taxes.

Equipment Leases - Operating and Financing

As of December 31, 2023, we did not have any operating or financing leases for equipment.

Components of lease expense:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2023	2022
Operating lease cost	$1,187	$1,277
Total lease cost	$1,187	$1,277

Right-of-use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2023	2022
Seattle office lease, including amendment	4,881	5,303
Total right-of-use assets	$4,881	$5,303

Lease payments:

	For the year ended December 31,	For the year ended December 31,
(in thousands)	2023	2022
For operating leases	$1,147	$895

Future minimum payments as of December 31, 2023 are as follows:

(in thousands)
2024	1,376
2025	1,376
2026	1,376
2027 and beyond	4,587
Total future minimum lease payments	8,715
Less: imputed interest	(2,636)
Total	$6,079

As of December 31, 2023, the long-term and current portion of the lease liabilities were $5.4 million and $0.7 million, respectively. As of December 31, 2022, the long-term and current portion of the lease liabilities were $6.1 million and $0.4 million, respectively.

As of December 31, 2023, the weighted average remaining lease term and weighted discount rate for operating leases was 6.3 years and 12.03%. As of December 31, 2022, the weighted average remaining lease term and weighted discount rate for operating leases was 7.3 years and 12.03%.

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding includes the shares held in abeyance resulting from the exercise of warrants because there is no consideration required for delivery of shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units ("RSUs") are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2023	2022
Net (loss) income from continuing operations	$(18,650)	$7,014
Income from discontinued operations	1,239	1,013
Net (loss) income	$(17,411)	$8,027

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(1.52)	$1.38
Diluted	$(1.52)	$1.37
Basic and diluted net income per share from discontinued operations:
Basic	$0.10	$0.20
Diluted	$0.10	$0.20

Shares used in calculation
Basic	12,234,661	5,100,310
Diluted	12,234,661	5,102,914

The following table represents all potentially dilutive shares:

	As of December 31,
(in thousands, except for per share amounts)	2023	2022
Warrants	30,678	351
Outstanding options to purchase common stock	442	364
Unvested RSUs	279	224

We use the treasury stock method when determining dilutive shares. For the year ended December 31, 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share. As of December 31, 2022, we determined RSUs were the only dilutive shares, therefore included in the diluted earnings per share calculation.

Note 12. Equity

Warrants - 2019

In March 2019, as part of a public offering, we issued warrants to purchase up to 1,725,000 shares of our common stock, 1,571,429 of which have an exercise price of $18.20 per share and have a five-year life, and 153,571 of pre-funded warrants with an exercise price of $0.14 per share. The pre-funded warrants had a ten-year life and would have expired on March 11, 2029; however, all of the pre-funded warrants were exercised in March 2019. We determined the warrants do not meet liability classification pursuant to ASC 480 – Distinguishing Liabilities from Equity. These are therefore included within equity on our consolidated balance sheets. For the year ended December 31, 2023 and 2022, the Company did not have any of its warrants exercised. As of December 31, 2023 and 2022, there were warrants to purchase 350,589 shares of common stock outstanding, which expire in March 2024.

August 2023 Public Raise

On August 4, 2023, we completed a public offering of common stock and warrant, as follows:

•
2,221,550 shares of common stock at a price of $0.62 per share.
•
$0.62 per pre-funded warrant, to purchase up to 5,842,967 shares of common stock at an exercise price of $0.001 per share and will not expire prior to exercise. As of December 31, 2023, all pre-funded warrants have been exercised.
•
Series A and Series B common warrants to purchase up to an aggregate of 16,129,034 shares of common stock at an exercise price of $0.62 per share. The remaining 1,872,516 Series A and 58,000 Series B common warrants will expire on August 4, 2028 and February 4, 2025, respectively.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. In the fourth quarter of 2023, an aggregate of 14,198,518 Series A and Series B common warrants were exercised as part of our November 2023 warrant inducement agreement with certain holders of our common warrants. As of December 31, 2023, 3,809,652 shares of common stock have been issued with the remaining 10,388,866 shares held in abeyance and reserved for issuance at a later date. As of December 31, 2023, there were 1,872,516 Series A and 58,000 Series B common warrants outstanding with an exercise price of $0.62 per share.

November 2023 Warrant Inducement

On November 9, 2023, we entered into a warrant inducement agreement (the "Inducement Agreement") with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering. Pursuant to the Inducement Agreement, certain holders agreed to exercise for cash 6,192,001 Series A and 8,006,517 Series B common warrants at a reduced exercise price of $0.233. The Company also agreed to issue new common stock warrants to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the existing Series A and Series B warrants as applicable. We received $3.3 million in gross proceeds from the exercise of these warrants less total issuance costs of $2.3 million. Issuance costs include banker and legal fees $0.2 million and non-cash warrant modification costs of $2.1 million. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the agreement. The Company recognized the $2.1 million modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants as an issuance cost of the warrant exercise. Additionally, pursuant to the Inducement Agreement, we issued an aggregate of 28,397,036 new Series A and new Series B warrants as follows:

•
12,384,002 New Series A common warrants to purchase an aggregate of up to 12,384,002 shares of common stock at $0.233 per share, of which 6,192,001 Series A-1 common warrants are immediately exercisable and 6,192,001 Series A-2 common warrants will be exercisable at any time on or after the Stockholder Approval Date. The Series A-1 and Series A-2 common warrants have terms of four years and eight months, and five years, respectively.
•
16,013,034 New Series B common warrants to purchase an aggregate of up to 16,013,034 shares of common stock at $0.233 per share, of which 8,006,517 Series B-1 common warrants are immediately exercisable and 8,006,517 Series B-2 common warrants will be exercisable at any time on or after the Stockholder Approval Date. The Series B-1 and Series B-2 common warrants have terms of fourteen months and twenty-four months, respectively.

If the new warrants are exercised, we may receive up to an additional $6.6 million in gross proceeds. As of December 31, 2023, there were 6,192,001 Series A-1, 6,192,001 Series A-2, 8,006,517 Series B-1 and 8,006,517 Series B-2 common warrants outstanding with an exercise price of $0.233 per share.

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2022	350,589	$18.20	0.25
Issued	44,526,070	0.37	2.89
Exercised	(14,198,518)	0.23	2.61
Outstanding at December 31, 2023	30,678,141	0.46	2.99
Exercisable at December 31, 2023	16,479,623	$0.66	2.78
Exercised with shares held in abeyance at December 31, 2023	10,388,866	-	-

Common warrants outstanding at December 31, 2023, includes 6,192,001 Series A-2 and 8,006,517 Series B-2 common warrants that became exercisable upon shareholder approval as of February 5, 2024.

Aptevo uses Black-Scholes valuation model for estimating the incremental fair value of the exchanged common warrants included in the Inducement Agreement. Set forth below are the assumptions used in valuing the common warrants issued:

For the Year Ended December 31,
2023
Expected dividend yield	0.00%
Expected volatility	104.01%
Risk-free interest rate	5.40%
Expected average life of warrants	1.2 - 5 years

Equity Distribution Agreement

On December 14, 2020, we entered into an Equity Distribution Agreement with Piper Sandler. The Equity Distribution Agreement provided that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as sales agent, shares of our common stock, $0.001 par value per share having an aggregate offering price of up to $50.0 million. This offering superseded and replaced the program we commenced in December 2017. We had no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler would be effected pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020, and expired in December 2023. For the year ended December 31, 2023, we issued 730,913 shares of our common stock at an average share price of $2.26 under the Equity Distribution Agreement. We received $1.6 million in proceeds from issuance of these shares. For the year ended December 31,

2022, we issued 1,452,065 shares of our common stock at an average share price of $4.92 under the Equity Distribution Agreement. We received $7.0 million in proceeds from issuance of these shares.

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

For the year ended December 31, 2023, we issued 300,000 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares. For the year ended December 31, 2022, we did not issue any shares of common stock for cash consideration to Lincoln Park under the 2022 Purchase Agreement.

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

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 0.5 million shares of common stock. As of December 31, 2023, there are approximately 0.1 million shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022
Research and development	$684	$196
General and administrative	1,509	1,606
Total stock-based compensation expense	$2,193	$1,802

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Year Ended December 31,
	2023	2022
Expected dividend yield	0.00%	0.00%
Expected volatility	103.63%	106.24%
Risk-free interest rate	4.18%	1.71%
Expected average life of options	5 years	5 years

Management has applied an estimated forfeiture rate of 29% and 30% for the year ended December 31, 2023 and 2022, respectively. Expected volatility decreased, as our stock price fluctuated from a low of $0.17 to a high of $2.54 throughout the year ended December 31, 2023, compared to a low of $2.00 to a high of $8.42 throughout the year ended December 31, 2022.

The following is a summary of option activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2022	364,266	$15.77	7.39
Granted	103,965	2.11	—
Exercised	—	—	—
Forfeited	(26,705)	20.81	—
Outstanding at December 31, 2023	441,526	12.80	7.37
Exercisable at December 31, 2023	248,346	$15.72	6.49
Vested and expected to vest at December 31, 2023	400,482	$13.66	7.22

As of December 31, 2023, we had $0.8 million of unrecognized compensation expense related to options expected to vest over a weighted average period of 0.7 years. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2023 and 2022 was $1.68 and $4.36, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $0. The total fair value of stock options vested for the years ended December 31, 2023 and 2022 was $1.2 million and $1.3 million, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of December 2023 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2023:

	Number of Units	Weighted Average Fair Value per Unit
Outstanding at December 31, 2022	223,775	$8.47
Granted	168,168	2.09
Vested	(101,504)	8.84
Forfeited	(11,306)	4.60
Outstanding at December 31, 2023	279,133	$4.65
Expected to Vest	279,133	$4.65

As of December 31, 2023, we had $0.8 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted average period of 1.2 years. As of December 31, 2022, we had $1.5 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted average period of 1.6 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 13. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the year ended December 31, 2023 and 2022, Aptevo’s related share of matching contributions was approximately $0.2 million.

Note 14. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2023 and 2022.

The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
(in thousands)	2023	2022
US	$(18,650)	$7,014
Income (loss) from continuing operations before benefit from income taxes	$(18,650)	$7,014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2023	2022
Federal losses carryforward	$35,322	$32,793
Capitalized research expenditures	5,859	3,361
Intangible assets	151	195
Stock-based compensation	963	912
State losses carryforward	3,753	3,799
Other deferred tax assets	380	496
Other tax credits	6,121	4,852
Lease liabilities	1,280	1,371
Property and equipment	415	442
Gain related to sale of future royalties	—	2,016
Deferred tax assets, gross	54,244	50,237
Valuation allowance	(53,217)	(49,113)
Deferred tax assets, net of valuation	1,027	1,124
ROU assets	(1,027)	(1,124)
Deferred tax liability	(1,027)	(1,124)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2023, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $4.2 million during the year ended December 31, 2023. The increase in the valuation allowance during the year ended December 31, 2023 was due primarily to a an increase in deferred tax assets resulting from the orphan drug credit generated during the period, Section 174 capitalized research expenditures, and the generation of federal and state NOLs during the period.

As of December 31, 2023 and 2022, we have recorded gross federal net operating losses (NOL) carryforwards of approximately $168.2 and $156.2 million, respectively, gross state NOL carryforwards of approximately $70.5 and $71.1 million, respectively, and tax credit carryforwards of $6.1 million and $4.9 million, respectively. Approximately $15.2 million of federal losses and credits would begin to expire in 2037, while $153 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

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

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2023	2022
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	-0.2%	-1.8%
Change in valuation allowance	-23.8%	-12.5%
Tax credits	5.0%	-15.3%
Permanent differences	-0.1%	0.8%
Stock-based compensation	-2.6%	10.1%
Other	0.7%	-2.3%
Total income tax benefit	0.0%	0.0%

Note 15. Subsequent Events

On January 2 and February 15, 2024, holders of our August 2023 common warrants provided notice to release 2,864,870 and 1,130,000 shares of common stock from abeyance, respectively, which were then issued, leaving a remainder of 6,393,996 shares in abeyance. As of March 5, 2024, we have 23,472,436 shares of common stock issued and outstanding.

On February 5, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”), at which the Company’s stockholders:

1.
Approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-15 to 1-for-44, with such ratio to be determined in the discretion of the Board of Directors of the Company (the “Board”) and with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion (Proposal 1);
2.
Approved, in accordance with Nasdaq Listing Rule 563(d), the issuance of more than 19.99% of the Company’s outstanding common stock, par value $0.001 per share, issuable upon the exercise of New Series A-2 Warrants and New Series B-2 Warrants with the right for such potential exercise to occur immediately following the date upon which stockholders approved this proposal (Proposal 2); and
3.
Approved an authorization to adjourn the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes in favor of Proposal 1 or Proposal 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Names of Directors and Other Information

Aptevo’s Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.

The Board presently has six members. The following are brief biographies of each person serving as a member of our Board.

Name	Age	Principal Occupation
Marvin L. White	62	President and Chief Executive Officer of Aptevo
Daniel J. Abdun-Nabi	69	Former President and Chief Executive Officer of Emergent BioSolutions Inc. (“Emergent”)
Grady Grant, III	68	EVP/Partner of Vanigent BioPharm
Zsolt Harsanyi, Ph.D.	80	Former Chief Executive Officer of Exponential Biotherapies Inc.
Barbara Lopez Kunz	66	Former President and Global Chief Executive of the Drug Information Association
John E. Niederhuber, M.D.	85	Former Executive Vice President of the Inova Health System

Marvin L. White has served as our President, Chief Executive Officer and as a member of our Board since August 2016. From 2010 to 2016, Mr. White served as a director of Emergent, and in 2020, he rejoined the Emergent Board of Directors. From 2008 to 2014, Mr. White served as the Chief Financial Officer of St. Vincent Health, and was responsible for finance, materials management, accounting, patient financial services and managed care for all 19 hospitals and 36 joint ventures. Prior to joining St. Vincent Health in 2008, Mr. White was the Chief Financial Officer of Lilly USA, LLC, a subsidiary of Eli Lilly and Company, where he also held leadership positions in treasury and corporate finance and investment banking in the Corporate Strategy Group. He serves on the Board of Directors of OneAmerica Financial Insurance Partners, Inc., a mutual insurance and financial services company based in Indianapolis, Indiana and Delta Dental of Washington, a non-profit company. Prior to taking the role of President and Chief Executive Officer of Aptevo, Mr. White served on the Board of Directors of Washington Prime Group, a New York Stock Exchange-listed real estate investment trust (REIT) that invests in shopping centers, and CoLucid Pharmaceuticals, Inc., a pharmaceutical company that was publicly-traded until its acquisition by Eli Lilly in 2017. Mr. White earned a bachelor of science degree from Wilberforce University in Accounting and his MBA degree in Finance from Indiana University. Mr. White’s tenure as Chief Executive Officer of Aptevo and his director experience at Emergent provides valuable management and leadership experience. In addition, Mr. White provides crucial insight to the Board on company strategic planning and operations. For these reasons, the Board believes Mr. White is qualified to serve on Aptevo’s Board.

Daniel J. Abdun-Nabi has served as a member of our Board since August 2016. Mr. Abdun-Nabi served as the President and Chief Executive Officer of Emergent from 2012 to 2019 and as a director of Emergent from 2009 to 2019. Prior to that, Mr. Abdun-Nabi served in other various leadership positions at Emergent, including President and Chief Operating Officer from 2007 to 2012, Corporate Secretary from 2004 to 2008, Senior Vice President, Corporate Affairs and General Counsel from 2004 to 2007, and Vice President and General Counsel from May 2004 to December 2004. Before joining Emergent, Mr. Abdun-Nabi was General Counsel for IGEN International, Inc., a biotechnology company, and its successor BioVeris Corporation, from 1999 to 2004, and Senior Vice President, Legal Affairs, General Counsel and Secretary of North American Vaccine, Inc., a publicly traded vaccine company acquired by Baxter International Inc. In 2000. Mr. Abdun-Nabi earned a bachelor degree in political science from the University of Massachusetts Amherst, a J.D. from the University of San Diego School of Law and an LLM from Georgetown

University Law Center. The Board believes that Mr. Abdun-Nabi is qualified to serve on Aptevo's Board because of his extensive experience and knowledge of the biotechnology industry and Aptevo products.

Grady Grant, III has served as a member of our Board since August 2016. Mr. Grant is currently serving as EVP/Partner of Vanigent BioPharm, and until April 2022, was Senior Vice President of Evolve Biosystems, a biotechnology company that specializes in providing microbiome-based products to maintain a healthy newborn gut microbiome. Previously, from 2020 to 2021, he was Interim Chief Commercial Officer for New Vision Pharmaceuticals LLC, a contract pharmaceutical development and manufacturing company specializing in blow-fill-seal packaging, from 2018 to 2020, he was the Vice President of Sales for Tissue Tech Limited, a regenerative medicine company, and from 2011 to 2018, he worked as Vice President of Medical Sales for Mead Johnson Nutrition Company, a public company focused on pediatric nutrition. Prior to that, he served for 30 years at Eli Lilly and Company in various capacities, including service as Vice President of Sales Neuroscience from 2006 to 2011. Mr. Grant earned a bachelor degree in pharmaceutical science from Temple University. Mr. Grant is also certified as a Board Director by the National Association of Corporate Directors. The Board believes that Mr. Grant is qualified to serve on Aptevo's Board because of his knowledge of the pharmaceutical industry and marketed products.

Zsolt Harsanyi, Ph.D. Has served as a member of our Board since August 2016. Dr. Harsanyi has served on the Board of Directors of Emergent since 2004 and as its Chairman since April 1, 2022 and as Chairman of the Board of Directors of N-Gene Research Laboratories, Inc., a privately-held biotechnology company, since 2011. Prior to that, Dr. Harsanyi served as Chief Executive Officer and Chairman of the Board of Directors of Exponential Biotherapies Inc., a private biotechnology company, from 2004 to 2011. Prior to that, Dr. Harsanyi served as President of Porton International Inc., a pharmaceutical and vaccine company, from January 1983 to December 2004. In 1996, Dr. Harsanyi founded Dynport Vaccine Company LLC. Prior to that, he was Vice President of Corporate Finance at E.F. Hutton, Inc. Dr. Harsanyi directed the first assessment of biotechnology for the U.S. Congress’ Office of Technology Assessment, served as a consultant to the President’s Commission for the Study of Ethical Problems in Medicine and Biomedical and Behavioral Research and was on the faculties of Microbiology and Genetics at Cornell Medical College. Dr. Harsanyi received his bachelor degree from Amherst College and his Ph.D. in genetics from Albert Einstein College of Medicine. The Board believes Dr. Harsanyi is qualified to serve on Aptevo’s Board because of his industry experience, his senior executive and financial positions, and his public company audit committee chair experience.

Barbara Lopez Kunz has served as a member of our Board since August 2016. Ms. Kunz retired at the end of March 2023 as the President and Global Chief Executive of the Drug Information Association, a non-profit health care company. Ms. Kunz serves as Vice-Chair of the Board of Directors of Children’s National Health System Research Institute and on the Board of Directors of Caidyo, a clinical research organization. From 2007 to 2013, she worked as President of Health and Life Sciences Global Business at Battelle Memorial Institute, a private nonprofit applied science and technology development company. Prior to that, she worked as Executive VP/GM for Thermo Fisher Scientific Inc.’s Fisher Biosciences from 2003 to 2007 and led the Latin America regional business from 2000 to 2003 at Uniqema, a company acquired by Croda International plc in 2006. Ms. Kunz also worked as Head of Strategy/M&A of Dupont from 1997 to 1998 and was the Global VP for the Enterprise Business Group of Imperial Chemical Industries (now AstraZeneca/Croda) from 1993 to 1997. Ms. Kunz earned bachelor degrees in both biology and chemistry from Thiel College, MBA coursework at Cleveland State University, an MS in polymer science from the University of Akron and is certified in INSEAD’s international executive program. She is also certified as a Board Director by the National Association of Corporate Directors. The Board believes that Ms. Kunz is qualified to serve on Aptevo’s Board because of her leadership experience, her business acumen and knowledge of the healthcare industry.

John E. Niederhuber, M.D. has served on our Board and as our Chairman (previously Vice Chairman and Lead Independent Director) since August 2016. Dr. Niederhuber is currently an adjunct professor of surgery and oncology at The Johns Hopkins University School of Medicine. Dr. Niederhuber is the former Executive Vice President of the Inova Health System, Founder of the Inova Translational Medicine Institute (“Inova”), and founding President and Chief Executive Officer of the Genomics and Bioinformatics Research Institute, a joint venture between Inova and the University of Virginia. Dr. Niederhuber joined the Inova Health System in 2010 as Executive Vice President of the Health System and Chief Executive Officer of Inova. He officially retired from his position at Inova in 2019. Prior to Inova, he served as the Director of the National Cancer Institute, the National Institutes of Health from 2006 to 2010 and as the Director of the University of Wisconsin Comprehensive Cancer Center and professor of surgery and oncology (member of the McArdle Laboratory) at the University of Wisconsin School of Medicine from 1997 to 2005. He chaired the Department of Surgery at Stanford University School of Medicine from 1991 to 1997 and held professorships at The Johns Hopkins University School of Medicine from 1987 to 1991 and at the University of Michigan from 1973 to 1987. Dr. Niederhuber also previously served on the Board of Directors of Emergent from 2010 to 2016. Dr. Niederhuber earned a bachelor of science from Bethany College and his M.D. from The Ohio State University School of Medicine. He is a member of the National Academy of Medicine. The Board believes that Dr. Niederhuber is qualified to serve on Aptevo's Board because he provides valuable insights to the Board through his experience in the field of oncology, immunology, genomics and in the business of healthcare.

Names of Officers and Biographical Information

Set forth below is information regarding the positions, ages and business experience of each of our executive officers as of March 1, 2024. Biographical information with regard to Mr. White is presented under “Election of Directors” in this report.

Name	Age	Position(s)
Marvin L. White	62	Chief Executive Officer and President
Jeffrey G. Lamothe	58	Executive Vice President and Chief Operating Officer
Daphne Taylor	58	Senior Vice President, Chief Financial Officer
SoYoung Kwon	55	Senior Vice President, General Counsel, Business Development and Corporate Affairs

Jeffrey G. Lamothe has served as our Executive Vice President and Chief Operating Officer since March 2023, previously Executive Vice President and Chief Financial Officer since February 2022 and Senior Vice President and Chief Financial Officer since July 2016. He previously served as Emergent’s Vice President Finance, Biosciences Division. Mr. Lamothe assumed this role in February 2014 when Emergent concluded the acquisition of Cangene Corporation (“Cangene”), where he was Chief Financial Officer. Mr. Lamothe assumed the role of Chief Financial Officer of Cangene in August 2012. Prior to that, Mr. Lamothe was the Chief Financial Officer for Smith Carter Architects and Engineers Incorporated, a position which he held from January 2010 until July 2012. He also previously served as President and Chief Executive Officer of Kitchen Craft Cabinetry after occupying the position of VP Finance and Chief Financial Officer with that organization. Mr. Lamothe’s other past experience includes serving as Chief Financial Officer for Motor Coach Industries and he has held various roles at James Richardson & Sons, Limited and Ernst & Young LLP. Mr. Lamothe earned his Bachelor of Commerce (honors) degree from the University of Manitoba and is a Chartered Accountant/CPA.

Daphne Taylor has served as our Senior Vice President, Chief Financial Officer since March 2023 and previously served as Aptevo’s Senior Vice President of Finance where she held responsibility for all strategic planning and budgeting, treasury activities, internal and external reporting, and financial compliance. Prior to Aptevo, Daphne’s career includes 25 years of financial experience in the life sciences and technology industries. Prior to joining Aptevo, Ms. Taylor served as Chief Financial Officer at BioLife Solutions. She also served as VP, Chief Accounting Officer, and Controller at Cardiac Science Corporation and in multiple other roles, including Controller at LookSmart, SpeedTrak, CoreMark International and Pacific Telesis. Ms. Taylor began her career at Coopers & Lybrand in San Francisco. She is active in her community and serves on the Finance Committee of the Northshore Schools Foundation. Ms. Taylor holds a B.A. from Sonoma State University and is a Licensed CPA in Washington and California.

SoYoung Kwon has served as our Senior Vice President, General Counsel, Business Development and Corporate Affairs since March 2023, and Senior Vice President, General Counsel, Corporate Affairs and Human Resources since May 2021. Ms. Kwon serves as a Trustee of the Seattle Art Museum and President of the Washington Scholarship Foundation. She previously served as the Global Senior Vice President, General Counsel and Corporate Secretary at AGC Biologics, a contract development and manufacturing organization with facilities in the US, Europe and Asia. Ms. Kwon assumed this role after CMC Biologics, where she was Vice President, General Counsel and Corporate Secretary since September 2015, was acquired by AGC Inc. In December 2016. Prior to that,  Ms. Kwon was the Vice President, General Counsel and Corporate Secretary at Onvia, Inc. From 2008 to 2015. Ms. Kwon’s other past experience includes serving as Senior Counsel at Safeco Corporation and a Corporate Associate at Graham & Dunn PC. Ms. Kwon earned her Bachelor of Arts from the University of Washington and her Juris Doctorate from Willamette University College of Law.

Corporate Governance Guidelines

The Board adopted Corporate Governance Guidelines to assist with its exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. The Board, with the assistance of the Nominating and Corporate Governance Committee, continuously evaluates the Company’s Corporate Governance Guidelines to ensure such guidelines are effectively serving the interests of the Company’s stockholders and are up-to-date with respect to current corporate governance best practices. Accordingly, in October 2022, the Board amended its Corporate Governance Guidelines to, among other things, specify that with respect to environmental, social and governance (“ESG”) matters, the Nominating and Corporate Governance Committee shall coordinate with the Audit Committee, in the Audit Committee’s primary oversight over the Company’s ESG activities.

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

ATTRIBUTES, EXPERTISE & SKILLS	Marvin L. White	Daniel J. Abdun-Nabi	Grady Grant, III	Zsolt Harsanyi, Ph.D.	Barbara Lopez Kunz	John E. Niederhuber, M.D.
Leadership Experience	X	X	X	X	X	X
Strategic Planning and Operations	X	X	X	X	X	X
Corporate Governance Experience	X	X	X	X	X	X
Relevant Industry Experience	X	X	X	X	X	X
ESG and/or Human Capital Management Experience	X	X	X	X	X	X
Risk Management Expertise	X	X	X	X	X	X
Finance Experience	X	X	X	X	X	X
Sales / Marketing Experience			X		X
Legal Expertise		X
Public Company Board Experience	X	X	X	X	X	X
Aptevo Institutional Knowledge	X	X	X	X	X	X

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

We believe it is important that our Board of Directors reflects the diversity of employees and the communities that we serve. Diversity is an important part of the process that our Nom/Gov Committee follows when identifying nominees to serve as directors. As required by rules of Nasdaq, we are providing information about the gender and demographic diversity of our directors in the format required by Nasdaq rules. The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification.

As permitted by Nasdaq rules, we have also provided supplemental information provided by our directors in a separate table below the Board Diversity Matrix. Nasdaq rules do not require companies to provide supplemental information, and the supplemental information does not affect our compliance with Nasdaq rules.

Board Diversity Matrix as of March 1, 2024
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	5
Part II: Demographic Background
African American		2
Alaskan Native
Asian
Black
Hispanic	1
Latino
Native American
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Supplemental Director Background
Directors who are Military Veterans:	1
Directors who are Person with Disability/Disabilities:
Directors who identify as Middle Eastern:	1
Directors who identify as North African:

Board Leadership Structure

Our Corporate Governance Guidelines provide the Board flexibility in determining its leadership structure. The Board has decided to keep separate the positions of chief executive officer and chairman of the Board. The Board believes this separate governance structure is optimal because it enables Mr. White to focus his entire energy on running the Company while affording us the benefits of additional leadership and other contributions from Dr. Niederhuber.

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

Our Corporate Governance Guidelines also provide that the Board may elect a vice chairman of the Board. The vice chairman, among other things, would assist the Chairman of the Board in performing his or her duties and responsibilities, perform the duties of the Chairman of the Board during his or her absence or disability, and if an independent director, serve as chair of the Nominating and Corporate Governance Committee. We do not currently have a vice chairman of the Board.

Role of the Board in Risk Oversight

Our Board is actively engaged in the oversight of risks Aptevo faces and consideration of the appropriate responses to those risks. The Board is responsible for oversight of Aptevo’s risk management programs and, in performing this function, reviews the long- and short-term internal and external risks facing the Company through its participation in an annual risk assessment survey. On an annual basis, key risks, mitigation activities and potential new or emerging risks are discussed with management and further addressed with our Audit Committee as necessary. The Audit Committee annually discusses with senior management the Company’s cybersecurity risk profile, environmental and social risk and risk management, product risk and risk management, including guidelines and policies to govern the process by which Aptevo’s exposure to risk is handled. The Audit Committee also reviews and comments on an annual risk assessment performed by management. After the Audit Committee performs its review and comment function, it reports any significant findings to the Board. The Compensation Committee strives to create incentives that encourage a reasonable and appropriate level of risk-taking consistent with our business strategy. Our Compensation Committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. The Nominating and Corporate Governance Committee is responsible for reviewing our corporate governance and developing and maintaining corporate governance policies and procedures that are appropriate in light of the risks we face.

Meetings of the Board

Our Corporate Governance Guidelines provide that the directors are responsible for attending Board meetings and meetings of committees on which they serve. The Board met 7 times during 2023. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served, held during 2023 for which she or he was a director or committee member.

Information Regarding Committees of the Board

The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The duties and responsibilities of each committee is set forth in such committee’s written charter. The charters of the Audit, Compensation, and Nominating and Corporate Governance Committees are available to stockholders on the Company’s website at

https://aptevotherapeutics.gcs-web.com/corporate-governance/overview/. The following table provides membership for each of the Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Marvin L. White
Daniel J. Abdun-Nabi	X	X
Grady Grant, III	X	X	X
Zsolt Harsanyi, Ph.D.	X*	X
Barbara Lopez Kunz	X	X*	X
John E. Niederhuber, M.D.		X	X*

*Committee Chairperson

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees meet the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Below is a description of each committee of the Board.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including: (1) appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm; (2) overseeing the work of our independent registered public accounting firm; (3) reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures; (4) monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics; (5) overseeing our internal audit function, if any; (6) assisting the Board in overseeing our compliance with legal and regulatory requirements; (7) periodically discussing our risk management policies, and reviewing and commenting on a periodic risk assessment by management; (8) establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns; (9) meeting independently with our internal auditing staff, if any, independent registered public accounting firm and management; (10) reviewing and approving or ratifying any related party transactions; and (11) preparing audit committee reports required by SEC rules. In addition, the Audit Committee has been delegated by the Board to have primary oversight over the Company’s ESG activities, including disclosures. The Audit Committee shall coordinate with and solicit input from the Compensation Committee and the Nominating and Corporate Governance Committee in formulating the approach to the Company’s ESG activities, including disclosures.

The Audit Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Mr. Grant, and Ms. Kunz. The Audit Committee met 4 times during 2023.

The Board has also determined that each of the members of the Audit Committee qualify as an “audit committee financial expert,” as defined in the applicable SEC rules and each of the members of the Audit Committee is independent within the meaning of the applicable Nasdaq listing standards.

Compensation Committee

The Compensation Committee of the Board acts on behalf of the Board to review, recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs, including: (1) annually reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers; (2) determining the compensation of our chief executive officer; (3) reviewing and approving the compensation of our other executive officers; (4) overseeing the evaluation of our senior executives; (5) overseeing and administering our cash and equity incentive plans; and (6) preparing the Compensation Committee report, if required by SEC rules.

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

The Compensation Committee is composed of five directors: Ms. Kunz, Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, and Dr. Niederhuber. The Compensation Committee met 6 times during 2023.

Compensation Committee Processes and Procedures

The Compensation Committee meets as often as it deems necessary in order to perform its responsibilities. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer, the General Counsel, Business Development and Corporate Affairs, and Willis Towers Watson, our independent compensation consultant. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Compensation Committee shall review and approve, or recommend for approval by the Board, the compensation of the Company’s Chief Executive Officer and the Company’s other executive officers, including salary, bonus and incentive compensation levels; deferred compensation; executive perquisites; equity compensation (including awards to induce employment); severance arrangements; change-in-control benefits and other forms of executive officer compensation. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties and the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it shall deem appropriate, including the authority to request any officer, employee or advisor of the Company to meet with the Compensation Committee. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence.

During 2023, the Compensation Committee engaged Willis Towers Watson as a compensation consultant. The Compensation Committee requested that Willis Towers Watson:

•
Evaluate the efficacy of the Company's existing compensation program in supporting and reinforcing the Company's long-term strategic goals and executing that strategy;
•
Assist in refining the previously developed peer group of companies and perform analyses of competitive performance and compensation levels for that group; and
•
Assist in evaluating and refining non-employee director compensation.

Willis Towers Watson did not provide any additional services to the Company in 2023 other than as described above. Although our Board and Compensation Committee consider the advice and recommendations of such independent compensation consultants as to our executive and non-employee director compensation program, the Board and Compensation Committee ultimately make their own decisions regarding these matters.

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

The Nominating and Corporate Governance Committee is composed of three directors: Dr. Niederhuber, Ms. Kunz and Mr. Grant. The Nominating and Corporate Governance Committee met 2 times during 2023.

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

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of director nominees, the Nominating and Corporate Governance Committee considers the candidate’s integrity, character, demonstrated track record, education, experience and time dedication. The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, but believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Additionally, our Corporate Governance Guidelines state that it is a goal of the Board to strive for diversity in the composition of the membership of the Board. Moreover, the Board will specifically consider a candidate’s gender, nationality, race, ethnicity, and sexual orientation as part of its criteria in considering any such candidate for service on the Board.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

In making such recommendations, the Nominating and Corporate Governance Committee shall consider candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. The Nominating and Corporate Governance Committee reviews and evaluates information available to it regarding candidates recommended by stockholders and applies the same guidelines, and follows substantially the same process in considering them, as it does in considering other candidates. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an Annual Meeting of the Stockholders may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at our principal executive office not earlier than the 120th day prior to such Annual Meeting of the Stockholders and not later than the close of business on the later of (A) the 90th day prior to such Annual Meeting of the Stockholders and (B) the tenth day following the day on which notice of the date of such Annual Meeting of the Stockholders was mailed or made public. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the recommending stockholder is a beneficial or record holder of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Executive Committee

The purpose of the Executive Committee is to exercise such authority of the Board as may be necessary or appropriate during intervals between Board meetings, which includes, without limiting the generality of the foregoing, managing the business and affairs of the Company on behalf of the Board. The Executive Committee generally has the same authority as the Board and, except as otherwise required by law, may take any and all actions as if such actions were taken by the full Board. The Executive Committee provides the Company with the ability to respond and take action quickly, as may be necessary, with respect to matters that may arise in between routine, scheduled meetings of the Board. Without limiting the foregoing, the Executive Committee enables the Board to act quickly with respect to financing matters, collaboration arrangements, and other partnership opportunities that may require quick or immediate action. The Executive Committee met 9 times in 2023.

The Executive Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Dr. Niederhuber, and Mr. White. Dr. Harsanyi is the Chairman of the Executive Committee.

Overboarding

The Board recognizes the substantial time commitment required of directors of public company boards. Accordingly, as set forth in our Corporate Governance Guidelines, directors are encouraged to limit the number of other public company boards on which he or she serves to three; however, directors may serve on more than three public company boards upon consent of the Board. Directors are required to advise the Chairman of the Board in advance of accepting an invitation to serve on another public company board.

Board Refreshment

While the Board recognizes the value of onboarding new directors who may offer fresh perspectives, the Board does not believe that it should establish term limits as a means to accomplish this. The Board believes that term limits could result in the loss of directors who have been able to develop, over a period of time, increasing insight into the Company and its operations and an institutional memory that benefits the entire membership of the Board as well as management. Pursuant to our Corporate Governance Guidelines and as an alternative to term limits, the Nominating and Corporate Governance Committee is charged with the duty of reviewing each director’s continuation on the Board at least once every three years. This will allow each director the opportunity to conveniently confirm his or her desire to continue as a member of the Board and allow the Company to conveniently replace directors who are no longer interested or effective.

Director Continuing Education

The Board encourages and expects each director to partake in continuing director education on an ongoing basis to enable him or her to better perform his or her duties and to recognize and deal appropriately with issues that arise. The Company has a policy of paying for all reasonable expenses related to continuing director education.

Stockholder Communications with the Board

Our Board will give appropriate attention to written communications that are submitted by stockholders and other interested parties and will respond if and as appropriate. The Chairman, with the assistance of Aptevo’s Corporate Secretary, will be primarily responsible for monitoring communications from stockholders and other interested parties and for providing copies or summaries to the other directors as the Chairman considers appropriate.

Communications will be forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which Aptevo receives repetitive or duplicative communications.

Stockholders and other interested parties who wish to send communications on any topic to the Board, Chairman or Independent Directors as a group should address such communications to the Board, Chairman or Independent Directors, as applicable, c/o Corporate Secretary, Aptevo Therapeutics Inc., 2401 4th Avenue, Suite 1050, Seattle, Washington 98121. The Corporate Secretary will review all such correspondence and forward to the Board, Chairman or Independent Directors a summary and/or copies of any such correspondence that deals with the functions of the Board or its committees or that the Corporate Secretary otherwise determines requires their attention.

Employee, Officer, and Director Hedging

Our policy prohibits our directors, officers or employees from purchasing financial instruments that are designed to hedge or offset any decrease in the market value of the Company's equity securities held by such persons.

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

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for fiscal 2023, all required reports were filed on a timely basis under Section 16(a).

Item 11. Executive Compensation.

The following table shows for 2022 and 2023 compensation awarded to or paid to, or earned by, the Company's Chief Executive Officer and its two other most highly compensated executive officers as of December 31, 2023 (the "named executive officers").

Name and Principal Position	Year	Salary	Equity Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Marvin L. White	2023	$565,123	$32,052	$266,371	$9,900	$873,446
Chief Executive Officer and President	2022	$565,123	$278,307	$318,588	$9,150	$1,171,168

Jeffrey G. Lamothe (4)	2023	$469,808	$19,074	$242,803	$9,900	$741,586
Executive Vice President and Chief Operating Officer	2022	$459,693	$252,631	$222,525	$9,150	$943,999

SoYoung Kwon(5)	2023	$424,616	$15,365	$204,850	$9,900	$654,731
Senior Vice President, General Counsel, Business Development and Corporate Affairs	2022	$404,732	$187,483	$174,150	$9,150	$775,515

(1)
The amounts in the "Equity Awards" column reflect grant date fair values determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 for equity awards granted to the NEO during the applicable year. The assumptions we use in calculating these amounts are discussed in Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2023.
(2)
Amounts represent annual bonuses, the payout of which is based on the attainment of corporate and individual performance goals as determined by the Compensation Committee. Payment of 2023 executive bonuses are scheduled to occur on May 1, 2024. Additional detail is included below under "Base Salaries and Target Bonuses."
(3)
Amounts represent 401(k) matching contributions.
(4)
Mr. Lamothe was appointed Executive Vice President and Chief Operating Officer on March 3, 2023.
(5)
Ms. Kwon was appointed Senior Vice President, General Counsel, Business Development and Corporate Affairs on March 3, 2023.

Agreements with Named Executive Officers

The Company does not have any employment contracts with its named executive officers; however, the Company does have an Amended and Restated Senior Management Severance Plan (the “Severance Plan”) in which each of our named executive officers participates. For more information regarding the Severance Plan, see the section entitled “Severance and Change in Control.”

Base Salaries and Target Bonuses

The Compensation Committee (the “Committee”) approved annual base salaries and target bonuses for 2023. Annual target bonuses are calculated as a percentage of the named executive officer’s base salary and payout of the annual target bonuses is based on the achievement of pre-established corporate performance goals as determined by the Committee, as well as individual performance and other factors deemed relevant by the Committee. 90% of our Chief Executive Officer’s bonus payout is based on corporate performance with 10% based on individual performance whereas 70% of our other named executive officers’ bonus payout is based on corporate performance with 30% based on individual performance. For 2023, the Committee established corporate performance goals that were challenging, but attainable. They included goals related to Aptevo’s business, such as clinical trial progress, as well as strategic milestones and financial metrics. The following table sets forth the base salary, target bonus percentages, and target bonus amounts for 2023:

Name and Title	2023 Base Salary	2023 Target Bonus Percentage	2023 Target Bonus
Marvin L. White	$565,123	55%	$310,818
Chief Executive Officer and President
Jeffrey G. Lamothe	$470,000	45%	$211,500
Executive Vice President and Chief Operating Officer
SoYoung Kwon	$425,000	40%	$170,000
Senior Vice President, General Counsel, Business Development and Corporate Affairs

Consistent with historic practice, in the first quarter of 2024, the Committee reviewed the Company’s 2023 performance against the corporate performance goals. After taking into consideration the challenges and management’s response thereto, as well as individual performance, the Committee determined to pay out the annual target bonuses at 83% for the corporate weighting factor of the target bonus for each named executive officer and 110% to 208% for the individual performance weighting factor of the target bonus for each named executive officer.

Option and RSU Awards

The Committee approved the following Option and RSU grants to our named executive officers in 2023 and each award vests in equal annual installments over the first three anniversaries of the date of grant, subject to the named executive officer's continued service through the vesting date:

Name and Title	RSUs (# of shares)	Options (# of shares)
Marvin L. White	38,750	38,750
Chief Executive Officer and President
Jeffrey G. Lamothe	16,500	16,500
Executive Vice President and Chief Operating Officer
SoYoung Kwon	11,000	11,000
Senior Vice President, General Counsel, Business Development and Corporate Affairs

Stock Ownership Guidelines

Aptevo's Board of Directors and Section 16 Officer Stock Ownership and Retention Policy (“Stock Ownership Guidelines”) encourages our executive officers and non-employee directors to own shares of Company stock in order to promote the alignment of our executive officers and directors with the long-term interests of our stockholders and to further promote our commitment to sound corporate governance. The Stock Ownership Guidelines require the Company’s Chief Executive Officer, non-employee directors and other Section 16 officers (“Covered Persons”) to own a target number of qualifying stock of the Company (beneficially owned stock and unvested restricted stock units) by Company grant and through individual purchase within five years of becoming a Covered Person. Our non-employee directors are expected to obtain a target number of qualifying shares of stock that has a value equal to one time the Board annual retainer fees. Our Chief Executive Officer is expected to obtain a target number of qualifying shares of stock that has a value equal to three times the Chief Executive Officer’s base salary. Our other Section 16 officers are expected to obtain a target number of qualifying stock that has a value equal to one times their base salary. Covered Persons must retain 50% of after-tax shares after vesting or exercise until ownership guidelines are met.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information regarding unexercised Aptevo stock options and unvested restricted stock unit awards outstanding as of December 31, 2023 for each of our named executive officers.

	2023 Outstanding Equity Awards at Fiscal Year-End
	Options Awards						Stock Awards
	Number of Securities Underlying
Name	Exercisable		Unexercisable		Option Award Exercise Price	Option Award Expiration Date	Unvested Stock Awards		Market Value Unvested Stock Awards
Marvin L. White	2,707	(1)	-		$8.56	7/27/2030	-		$-
	5,728	(1)	-		$8.56	7/27/2030	-		$-
	13,563	(2)	-		$8.06	11/1/2029	-		$-
	21,657	(3)	-		$6.97	2/18/2030	-		$-
	5,414	(4)	-		$8.56	7/27/2030	-		$-
	28,750	(5)	14,375	(5)	$33.50	1/29/2031	-		$-
	1,273	(1)	-		$8.56	7/27/2030	-		$-
	3,609	(6)	-		$8.56	7/27/2030	-		$-
	2,707	(1)	-		$8.56	7/27/2030	-		$-
	9,583	(10)	19,167	(10)	$5.30	3/4/2032	-		$-
	-		38,750	(15)	$2.15	3/2/2033	-		$-
	-		-		$-	-	4,792	(8)	$867
	-		-		$-	-	19,168	(11)	$3,469
							38,750	(16)	$7,014

Jeffrey G. Lamothe	1,204	(1)	-		$8.56	7/27/2030	-		$-
	9,670	(2)	-		$8.06	11/1/2029	-		$-
	9,628	(3)	-		$6.97	2/18/2030	-		$-
	2,407	(4)	-		$8.56	7/27/2030	-		$-
	11,000	(5)	5,500	(5)	$33.50	1/29/2031	-		$-
	1,078	(1)	-		$8.56	7/27/2030	-		$-
	1,251	(1)	-		$8.56	7/27/2030	-		$-
	771	(1)	-		$8.56	7/27/2030	-		$-
	1,605	(6)	-		$8.56	7/27/2030	-		$-
	1,204	(1)	-		$8.56	7/27/2030	-		$-
	3,667		7,333	(10)	$5.30	3/4/2032	-		$-
	1,833		3,667	(12)	$4.32	8/9/2032	-		$-
	-		16,500	(15)	$2.15	3/2/2033	-		$-
	-		-		$-	-	1,833	(8)	$332
	-		-		$-	-	7,334	(11)	$1,327
	-		-		$-	-	3,667	(13)	$664
	-		-		$-	-	11,979	(14)	$2,168
							16,500	(16)	$2,987

SoYoung Kwon	11,000	(7)	5,500	(7)	$26.15	6/1/2031	-		$-
	3,667	(10)	7,333	(10)	$5.30	3/4/2032	-		$-
	-		11,000	(15)	$2.15	3/2/2033	-		$-
	-		-		$-	-	1,833	(9)	$332
	-		-		$-	-	7,334	(11)	$1,327
							9,375	(14)	$1,697
	-		-		$-	-	11,000	(16)	$1,991

(1)
The stock option fully vested on July 27, 2021.
(2)
The stock option fully vested on November 1, 2020.
(3)
The stock option fully vested on February 18, 2023.
(4)
The stock option fully vested on February 28, 2022.
(5)
The stock option was granted on January 29, 2021 and vests over three years: one-third on January 28, 2022, one-third on January 28, 2023, and the final one-third on January 28, 2024.

(6)
The stock option fully vested on March 9, 2021.
(7)
The stock option was granted on June 1, 2021 and vests over three years: one-third on May 31, 2022, one-third on May 31, 2023, and the final one-third on May 31, 2024.
(8)
The RSU was granted on January 29, 2021 and vests over three years: one-third on January 28, 2022, one-third on January 28, 2023, and the final one-third on January 28, 2024.
(9)
The RSU was granted on June 1, 2021 and vests over three years: one-third on May 31, 2022, one-third on May 31, 2023, and the final one-third on May 31, 2024.
(10)
The stock option was granted on March 4, 2022 and vests over three years: one-third on March 3, 2023, one-third on March 3, 2024, and the final one-third on March 3, 2025.
(11)
The RSU was granted on June 7, 2022 and vests over three years: one-third on March 3, 2023, one-third on March 3, 2024, and the final one-third on March 3, 2025.
(12)
The stock option was granted on August 9, 2022 and vests over three years: one-third on August 8, 2023, one-third on August 8, 2024, and the final one-third on August 8, 2025.
(13)
The RSU was granted on August 9, 2022 and vests over three years: one-third on August 8, 2023, one-third on August 8, 2024, and the final one-third on August 8, 2025.
(14)
The RSU was granted on August 9, 2022 and vests over two years: one-half on August 8, 2023 and one-half on August 8, 2024.
(15)
The stock option was granted on March 3, 2023 and vests over three years: one-third on March 3, 2024, one-third on March 3, 2025, and the final one-third on March 3, 2026.
(16)
The RSU was granted on March 3, 2023, and vests over three years: one-third on March 3, 2024, one-third on March 3, 2025, and the final one-third on March 3, 2026.

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
•
An amount equal to the percentage of the named executive officer's annual base salary plus target annual bonus set forth in the table below opposite such named executive officer's title, to be paid, in equal installments over the period set forth in the table below opposite such named executive officer's title:

Title	Percentage of Compensation	Period (months)
Chief Executive Officer (Mr. White)	150%	18
Executive Vice President (Mr. Lamothe)	125%	15
Senior Vice President (Ms. Kwon)	75%	9

•
Any bonus earned but unpaid as of the date of termination for any previously completed year, to be paid in a lump sum;
•
Pro rata target annual bonus in respect of the year of termination, to be paid in a single lump-sum; and
•
Continued eligibility for such named executive officer and his/her eligible dependents to receive employee benefits for 18 months in the case of Mr. White, 15 months in the case of Mr. Lamothe and 9 months in the case of Ms. Kwon.

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
•
Pro rata target annual bonus in respect of the year of termination; and
•
An amount equal to the percentage of the sum of such named executive officer's annual base salary and target annual bonus set forth in the table below such named executive officer's title:

Title	Percentage of Compensation
Chief Executive Officer (Mr. White)	250%
Executive Vice President (Mr. Lamothe)	200%
Senior Vice President (Ms. Kwon)	150%

Additionally, any unvested company stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-unit awards held by such named executive officer that are outstanding on the date of the termination of employment would become fully vested as of such date and the period during which any equity award held by such named executive officer that is outstanding on such date may be exercised would be extended to a date that is the later of the fifteenth day of the third month following the date, or December 31 of the calendar year in which such equity award would otherwise have expired if the exercise period had not been extended but not beyond the final date such equity award could be exercised if the participant employment had not terminated, in each case based on the terms of such equity award at the original grant date. The named executive officer would be entitled to any employee benefits to which he or she may be entitled as of the date of termination of employment under the relevant plans, policies and programs of the Company. The named executive officer and his/her eligible dependents would also be eligible for continued benefits for a period of 30 months in the case of Mr. White, 24 months in the case of Mr. Lamothe and 12 months in case of Ms. Kwon. Additionally, all rights such named executive officer has to indemnification from the Company immediately prior to the Change of Control will be retained for the maximum period permitted by applicable law and any director’s and officer’s liability insurance would continue through the period of any applicable statute of limitations. The Company would also be required to advance the named executive officer all costs and expenses, including all attorneys’ fees, incurred in connection with any legal proceedings relating to his or her termination or the interpretation of the Severance Plan.

If during the term of the Severance Plan, the named executive officer’s employment is terminated with Cause, then the named executive officer would not be entitled to receive any compensation, benefits or rights and any stock options or other equity participation benefits vested on or prior to the date of such termination, would immediately terminate.

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

Compensation Recovery Policy

In April 2023, our Compensation Committee adopted a policy for the recovery of certain incentive-based compensation from current and former executive officers in the event of a “material” financial restatement, regardless of whether the executive was at fault, in accordance with rules issued by the SEC and the Nasdaq Stock Market. The policy allows for the recovery of compensation that is erroneously received during the three-year period preceding the date the Company is required to prepare an accounting restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously-issued financial statements that is material to the previously-issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. There are limited exceptions to recovery of erroneously awarded compensation under the policy and indemnification of executive officers is prohibited. Cash incentives under the Company’s bonus plan would not be considered incentive-based compensation subject to recovery under the policy since such awards are generally earned upon satisfaction of strategic or operational metrics. In addition, the Company's equity awards for executive officers, such as stock options and restricted stock units, would not be subject to recovery under the policy since such awards are not contingent upon the attainment of any financial reporting measures and vesting is contingent solely upon completion of a specific employment period. During 2023, there were no events that triggered a right to a recovery of compensation from any of our executive officers.

Director Compensation

The following table shows for 2023 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Daniel J. Abdun-Nabi	$67,500	$5,714	$73,214
Grady Grant, III	$65,000	$5,714	$70,714
Zsolt Harsanyi, Ph.D.	$87,500	$5,714	$93,214
Barbara Lopez Kunz	$72,500	$5,714	$78,214
John E. Niederhuber, M.D.	$82,500	$5,714	$88,214

(1)
Each non-employee director was awarded 3,571 RSUs on June 2, 2023, which vests in full on the first anniversary of the date of grant. The amounts in "Stock Awards" column reflect grant date fair values determined in accordance with FASB ASC Topic 718 for the RSUs granted to each non-employee director during 2023.

As of December 31, 2023, each of our non-employee directors held the following outstanding option and RSU awards:

Name	Number of Option Shares Vested as of December 31, 2023	Number of Option Shares Unvested as of December 31, 2023	Number of RSUs Unvested as of December 31, 2023 (1)
Daniel J. Abdun-Nabi	8,633	893	3,869
Grady Grant, III	8,633	893	3,869
Zsolt Harsanyi, Ph.D.	8,633	893	3,869
Barbara Lopez Kunz	8,633	893	3,869
John E. Niederhuber, M.D.	8,633	893	3,869

(1)
Each non-employee director was awarded 3,571 RSUs on June 2, 2023, which vests in full on the first anniversary of the date of grant.

Under the Aptevo Directors Compensation Program, Aptevo’s non-employee directors receive the compensation set forth in the table below. We also reimburse Aptevo’s non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Element	Program
Annual Cash Retainer	$40,000
Board Chair	$50,000
Committee Chair Retainer	$20,000 Audit $15,000 Compensation $15,000 Nominating/Governance $20,000 Executive
Committee Member Retainer	$10,000 Audit $7,500 Compensation $7,500 Nominating/Governance $10,000 Executive
Annual Equity Grant	3,571 RSUs
Initial Equity Grant	3,571 RSUs

Upon a review of competitive market data and based upon advice from Willis Towers Watson, the Compensation Committee’s independent consultant, the Board of Directors established a cash retainer of $50,000 for the Board Chair in 2022. In addition, in 2022, the mix of equity of annual grants for the Board of Directors was shifted to 100% RSUs (from 50% options and 50% RSUs) since the role of equity for non-employee directors is primarily to ensure compensation that is shareholder aligned and should avoid focus on stock price volatility and shifting to RSUs maximizes intrinsic value and may support attraction and retention of Board members. Also, in 2022, the vesting of annual equity grants to non-employee directors was adjusted to 1-year cliff vesting on the first anniversary of the date of grant from 3-year ratable vesting, consistent with peer and broader market practice, although initial equity grants will continue to have a 3-year ratable vesting schedule. The Board also established an annual retainer for the Executive Committee Chair of $20,000 and an annual retainer of $10,000 for each non-employee Executive Committee Member in 2022. Payments are made on a quarterly basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 1, 2024, unless otherwise indicated by the footnotes below, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address of the individuals and entities below is c/o Aptevo Therapeutics Inc., 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.

	Beneficial Ownership(1)
	Number of Shares	Percent of Total
Armistice Capital, LLC (2)	1,731,034	9.99%
Marvin L. White (Officer & Director) (3)	199,297	*
Jeffrey G. Lamothe (Officer) (4)	97,488	*
SoYoung Kwon (Officer) (5)	46,042	*
Daniel J. Abdun-Nabi (Director) (6)	16,972	*
John E. Niederhuber, M.D. (Director) (7)	14,315	*
Zsolt Harsanyi, Ph.D. (Director) (8)	17,108	*
Grady Grant, III (Director) (9)	13,513	*
Barbara Lopez Kunz (Director) (10)	13,513	*
All executive officers and directors as a group (9 persons) (11)	455,401	1.9%

* Less than one percent.

(1)
This table is based upon information supplied by officers and directors. The Company's principal stockholders who own 5% or more of our outstanding common stock are based on most recently filed Schedules 13D, 13G, and 13-F. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,472,436 shares outstanding on March 1, 2024, adjusted as required by rules promulgated by the SEC. Each person is deemed to be the beneficial owner of shares which may be acquired within sixty days of March 1, 2024, through the exercise of options, warrants, and other rights, if any.
(2)
Armistice Capital, LLC beneficial ownership shares and the related ownership percentage are as of December 31, 2023, based on Schedule 13G filed by the principal stockholder on February 14, 2024.
(3)
Includes 154,368 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(4)
Includes 69,151 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(5)
Includes 29,334 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(6)
Includes 8,633 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(7)
Includes 8,633 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(8)
Includes 8,633 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(9)
Includes 8,633 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(10)
Includes 8,633 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.
(11)
Includes 320,011 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of March 1, 2024.

Item 13. Certain Relationships, Related Transactions and Director Independence.

Related Person Transaction Policy

In 2016, we adopted a written Related Person Transaction Policy (“Policy”) that sets forth our policies and procedures for the review and approval or ratification of related person transactions. For purposes of our policy only, a “Related Person Transaction” is a transaction, arrangement or relationship in which we and any “related persons” are participants involving an amount that exceeds $120,000. A related person is an executive officer, director, or more than 5% stockholder of any class of our voting securities, including any of their immediate family members.

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

A Related Person Transaction reviewed under this Policy will be considered approved or ratified if it is authorized by the Committee in accordance with the standards set forth in this Policy after full disclosure of the Related Person’s interests in the transaction. As appropriate for the circumstances, the Committee shall review and consider: (a) the Related Person’s interest in the Related Person Transaction; (b) the approximate dollar value of the amount involved in the Related Person Transaction; (c) the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss; (d) whether the transaction was undertaken in the ordinary course of business of the Company; (e) whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third-party; (f) the purpose of, and the potential benefits to the Company of, the transaction; and (g) any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

There were no Related Person Transactions during fiscal 2023 or 2022.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, Ms. Kunz and Dr. Niederhuber. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. As Mr. White serves as our President and Chief Executive Officer, he is not independent. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the Audit, Compensation, and Nominating and Corporate Governance (“Nom/Gov”) committees of the Board are independent. Additionally, information regarding our Board committees and their members is provided below.

83% Board Independence

100% Committee Independence for Audit, Compensation, and Nom/Gov Committees

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Moss Adams LLP, our Independent Registered Public Accounting firm, billed to us for their audit and other services for the years ended December 31, 2023 and 2022. The audit fees include an estimate of amounts not yet billed.

For the years ended December 31, 2023 and 2022, fees paid or accrued to Moss Adams LLP were:

	Year Ended December 31,
	2023	2022
Audit Fees	$365,000	$407,000
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$365,000	$407,000

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

3.
Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated By-laws of Aptevo Therapeutics Inc., as amended and restated on November 8, 2022.	10-Q	3.1	November 10, 2022	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.5	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.5	Amendment No. 1 to Right Agreement, dated as of November 5, 2021, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 5, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.6	Amendment No. 2 to Rights Agreement, dated as of November 4, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.	8-K	4.1	November 4, 2022	001-37746

4.7	Amendment No. 3 to Rights Agreement, dated as of November 2, 2023, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 2, 2023	001-37746

4.8	Description of Capital Stock of Aptevo Therapeutics		4.5	March 31, 2021	001-37746

4.9	Agreement to Terminate Registration Rights Agreement between the Company and Intervac L.L.C. and BioVac L.L.C.	10-K	4.1	March 24, 2022	001-37746

4.10	Form of New Series A-1 Warrant	8-K	4.1	November 9, 2023	001-37746

4.11	Form of New Series A-2 Warrant	8-K	4.2	November 9, 2023	001-37746

4.12	Form of New Series B-1 Warrant	8-K	4.3	November 9, 2023	001-37746

4.13	Form of New Series B-2 Warrant	8-K	4.4	November 9, 2023	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Amended and Restated Senior Management Severance Plan	10-K	C 10.6	March 24, 2022	001-37746

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.)	10	10.12	April 15, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

	and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746
†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Ninth Amendment to Office Lease, dated May 26, 2022, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.3	August 11, 2022	001-37746

10.29	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.30	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.31	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

10.32	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.33	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.34	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.35	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.36	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

10.37	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.	10-Q	10.1	May 11, 2021	001-37746

10.38	Amendment to Royalty Purchase Agreement dated June 7, 2022.	8-K	10.1	August 11, 2022	001-37746

10.39	First Amendment to Credit and Security Agreement dated March 30, 2021.	10-Q	10.2	May 11, 2021	001-37746

10.40	Limited consent and Second Amendment to Credit and Security Agreement dated June 7, 2022.	8-K	10.2	August 11, 2022	001-37746

10.41	Third Amendment to Credit and Security Agreement dated August 30, 2022.	10-Q	10.2	November 10, 2022	001-37746

10.42	Executive Transition Services Agreement.	10-Q	10.3	November 12, 2021	001-37746

10.43	Amendment to Executive Transition Services Agreement.	10-Q	10.4	November 12, 2021	001-37746

10.44	Purchase Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.1	February 17, 2022	001-37746

10.45	Registration Rights Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.2	February 17, 2022	001-37746

10.46	Payment Interest Purchase Agreement by and between Aptevo Therapeutics Inc. and XOMA (US) LLC, dated March 29, 2023	10-Q	10.1	May 5, 2023	001-37746

10.47	Placement Agent Agreement, dated August 1, 2023, between the Company and A.G.P./Alliance Global Partners	10-Q	10.4	August 10, 2023	001-37746

10.48	Securities Purchase Agreement, dated August 1, 2023, between the Company and the purchasers party thereto.	10-Q	10.5	August 10, 2023	001-37746

10.49	Form of Warrant Inducement Agreement, by and between the Company and each Holder	8-K	10.1	November 9, 2023	001-37746

10.50	Financial Advisory Agreement, dated as of November 9, 2023, between A.G.P./Alliance Global Partners and the Company	8-K	10.2	November 9, 2023	001-37746

10.51	Pre-funded Warrant, dated August 4, 2023	10-Q	10.3	August 10, 202	001-37746
10.52	Series A Common Warrant, dated August 4, 2023	10-Q	10.1	August 10, 202	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.53	Series B Common Warrant, dated August 4, 2023	10-Q	10.2	August 10, 202	001-37746

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Aptevo Therapeutics Inc.

Date: March 5, 2024	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 5, 2024
Marvin L. White	(Principal Executive Officer)

/s/Daphne Taylor	Senior Vice President and Chief Financial Officer	March 5, 2024
Daphne Taylor	(Principal Financial and Accounting Officer)

/s/John E. Niederhuber, M.D.	Chairman of the Board of Directors	March 5, 2024
John E. Niederhuber, M.D.

/s/Daniel J. Abdun-Nabi	Director	March 5, 2024
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 5, 2024
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 5, 2024
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 5, 2024
Barbara Lopez Kunz