Form 10-Q
period 2024-03-31
Aptevo Therapeutics Inc.
filed 2024-05-08
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the number of shares of the registrant’s common stock outstanding was 4,080,169.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aptevo,” and “the Company” refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,250	$16,904
Prepaid expenses	1,133	1,473
Other current assets	691	689
Total current assets	12,074	19,066
Property and equipment, net	789	895
Operating lease right-of-use asset	4,766	4,881
Total assets	$17,629	$24,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,720	$3,984
Accrued compensation	1,610	2,098
Other current liabilities	968	1,142
Total current liabilities	6,298	7,224
Other long-term liabilities	14	—
Operating lease liability	5,214	5,397
Total liabilities	11,526	12,621

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 673,430 and 442,458 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	66	61
Additional paid-in capital	236,318	235,607
Accumulated deficit	(230,281)	(223,447)
Total stockholders' equity	6,103	12,221
Total liabilities and stockholders' equity	$17,629	$24,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$(3,752)	$(4,168)
General and administrative	(3,231)	(3,588)
Loss from operations	(6,983)	(7,756)
Other income (expense):
Other income (expense) from continuing operations, net	149	(67)
Gain related to sale of non-financial asset	—	9,650
Net (loss) income from continuing operations	$(6,834)	$1,827
Discontinued operations:
Income from discontinued operations	$—	$946
Net (loss) income	$(6,834)	$2,773

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(9.95)	$11.45
Diluted	$(9.95)	$11.45
Basic and diluted net (loss) income per share:
Basic	$(9.95)	$17.38
Diluted	$(9.95)	$17.38
Shares used in calculation:
Basic	686,735	159,597
Diluted	686,735	159,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities
Net (loss) income	$(6,834)	$2,773
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	719	915
Depreciation and amortization	106	178
Non-cash interest expense and other	—	10
Changes in operating assets and liabilities:
Royalty receivable	—	2,500
Prepaid expenses and other current assets	338	(841)
Operating lease right-of-use asset	115	103
Accounts payable, accrued compensation and other liabilities	(926)	(909)
Long-term operating lease liability	(169)	(163)
Net cash (used in) provided by operating activities	(6,651)	4,566
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Payments of long-term debt, including fees	—	(3,467)
Value of equity awards withheld for tax liability	—	(8)
Proceeds from issuance of common stock	—	1,602
Payments in lieu of fractional shares	(3)	—
Net cash (used in) provided by financing activities	(3)	(1,873)
(Decrease) increase in cash and cash equivalents	(6,654)	2,693
Cash and cash equivalents at beginning of period	16,904	22,635
Cash and cash equivalents at end of period	$10,250	$25,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	442,458	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	213	—	—	—	—
Issuances of common stock	231,130	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	(371)	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—		(6,834)	(6,834)
Balance at March 31, 2024	673,430	$66	$236,318	$(230,281)	$6,103

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	146,961	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	961	—	(8)	—	(8)
Issuances of common stock	16,611	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	164,533	$49	$226,470	$(203,263)	$23,256

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

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the three months ended March 31, 2024, we had a net loss of $6.8 million. We had an accumulated deficit of $230.3 million as of March 31, 2024. For the three months ended March 31, 2024, net cash used in our operating activities was $6.7 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent potential milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising interest rates, inflation and costs; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including rising interest rates and stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Accounting Policies

Gain Related to Sale of Nonfinancial Asset to XOMA (US) LLC

On March 29, 2023, we entered into and closed a payment interest purchase agreement (the “Purchase Agreement”) with XOMA (US) LLC (“XOMA”) pursuant to which we sold to XOMA our right, title and interest in all of the deferred payments and a portion of the milestone payments from Medexus pursuant to our LLC Purchase Agreement with Medexus, dated February 28, 2020 (the "LLC Agreement"). Under the terms of the Purchase Agreement, we received $9.6 million at closing (the “Closing Payment”) and an additional post-closing payment of $0.05.

We accounted for the $9.6 million Closing Payment and the $0.05 million post-closing payment from XOMA as other income in accordance with Accounting Standards Codification ("ASC") 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets in the first quarter of 2023. Contractual rights sold to XOMA represent an intangible asset under ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets for which XOMA bears all benefit and Aptevo has no obligations going forward. The Company will continue to account for its portion of future milestones under our LLC Purchase Agreement with Medexus as contingent consideration under ASC 450-30 Gain Contingencies and will record income when proceeds are received.

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on March 5, 2024. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from the sale of business products and segments.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

For the Three Months Ended
March 31, 2023
Deferred payment from Medexus	$523
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163
Gain on contingent consideration from Kamada	260
Income from discontinued operations	$946

For the three months ended March 31, 2024, we did not record income from discontinued operations. For the three months ended March 31, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol (later acquired by Kamada, Ltd.) as a result of the collection of certain accounts receivable.

Note 3. XOMA Transaction

On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title and interest in and to all of the deferred payments and a portion of the milestone payments from Medexus under our LLC Purchase Agreement. Under the terms of our Purchase Agreement with XOMA, we received $9.6 million at closing and an additional post-closing payment of $0.05 million. In exchange for the Closing Payment, we sold to XOMA our right, title and interest to the following payments under the LLC Purchase Agreement: (i) 100% of the Company’s entitlement to receive the deferred payments that may become due and payable following March 29, 2023 (including, for avoidance of doubt, any and all payments earned during Q1 2023), (ii) 25% of the Company’s entitlement to receive the Canadian Approval Milestone Payment; and (iii) 50% of the Company’s entitlement to receive the European Approval Milestone Payments and Net Sales Milestone Payment.

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

Note 4. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC ("Aptevo R&D"), entered into a collaboration and option agreement (the "Collaboration Agreement") with Alligator Bioscience AB ("Alligator"), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements ("ASC 808"). In accordance with ASC 808, we concluded that because the Collaboration Agreement is a cost sharing agreement, there is no revenue.

For the three months ended March 31, 2024 and 2023, we recorded approximately $0.6 million and $0.8 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At March 31, 2024 and December 31, 2023, we had $9.6 million and $13.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2024 and December 31, 2023, we did not have any Level 2 or Level 3 assets.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Cash	$663	$3,732
Cash equivalents	9,587	13,171
Total cash and cash equivalents	$10,250	$16,904

Note 7. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of March 31, 2024, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three months ended March 31, 2024 and 2023, we recorded $0.2 million related to variable lease expense.

Components of lease expense:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$297	$297
Total lease cost	$297	$297

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2024	2023
Seattle office lease, including amendment	$4,766	$4,881
Total operating leases	$4,766	$4,881

Lease payments:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
For operating leases	$344	$115

As of March 31, 2024, the long-term and current portion of the lease liabilities is $5.2 million and $0.7 million, respectively. As of March 31, 2023, the long-term and current portion of the lease liabilities were $5.9 million and $0.6 million, respectively.

As of March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 6.08 years and 12.03%.

Note 8. Reverse Stock Split

On February 5, 2024, we held a Special Meeting of Stockholders at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors (the "Board"), a reverse split of Aptevo's common stock at a ratio ranging from 1-for-15 to 1-for-44, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meeting. The specific 1-for-44 reverse split ratio was subsequently approved by the Board on February 27, 2024. On March 5, 2024, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-44 reverse stock split of the Company's outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective on March 5, 2024 at 5:01 p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on March 6, 2024.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

We have adjusted all common stock and stock equivalent figures retroactively in this Form 10-Q for all periods presented to reflect the Reverse Stock Split.

Note 9. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. Shares of the Company's common stock underlying pre-funded warrants and shares held in abeyance resulting from the previous exercise of warrants are included in the calculation of basic and diluted earnings per share because there is little to no consideration required for delivery of shares. For the purpose of this calculation, warrants, stock options and restricted stock units ("RSUs") are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income from continuing operations	$(6,834)	$1,827
Income from discontinued operations	—	946
Net (loss) income	$(6,834)	$2,773

Basic and diluted net (loss) income per share from continuing operations:
Basic	$(9.95)	$11.45
Diluted	$(9.95)	$11.45
Basic and diluted net income per share from discontinued operations:
Basic	$—	$5.93
Diluted	$—	$5.93
Basic and diluted net (loss) income per share:
Basic	$(9.95)	$17.38
Diluted	$(9.95)	$17.38
Shares used in calculation:
Basic	686,735	159,597
Diluted	686,735	159,597

The following table represents all potentially dilutive shares:

	As of March 31,
(in thousands)	2024	2023
Warrants	689	7
Outstanding options to purchase common stock	10	10
Unvested RSUs	6	7

We use the treasury stock method when determining dilutive shares. For the three months ended March 31, 2024, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share. As of March 31, 2023, we determined that outstanding warrants, options, and RSUs are not dilutive as the exercise and grant prices were higher than our average share price for the three.

Note 10. Equity

August 2023 Public Raise

On August 4, 2023, we completed a public offering of common stock and warrants, which included the following:

•
50,488 shares of common stock at a price of $27.28 per share.
•
Pre-funded warrants to purchase up to 132,793 shares of common stock at a price of $27.28 per with an exercise price of $0.001 per share. As of March 31, 2024, all pre-funded warrants have been exercised.
•
Series A and Series B common warrants to purchase up to an aggregate of 366,562 shares of common stock at an exercise price of $27.28 per share.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. In the fourth quarter of 2023, an aggregate of 322,691 Series A and Series B common warrants were exercised as part of our November 2023 warrant inducement agreement with certain holders of our common warrants. As of March 31, 2024, there were 42,555 Series A and 1,316 Series B common warrants outstanding with an exercise price of $27.28 which will expire on August 4, 2028 and February 4, 2025, respectively.

If these warrants are exercised, we will receive up to an additional $1.2 million in gross proceeds.

November 2023 Warrant Inducement

On November 9, 2023, we entered into a warrant inducement agreement (the "Inducement Agreement") with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering to exercise for cash 140,726 Series A and 181,965 Series B common warrants at a reduced exercise price of $10.25. We received $3.3 million in gross proceeds from the exercise of these warrants and issued an aggregate of 645,382 new Series A and new Series B warrants as follows:

•
281,452 Series A common warrants to purchase an aggregate of up to 281,452 shares of common stock at $10.25 per share, of which 140,726 Series A-1 common warrants were immediately exercisable and 140,726 Series A-2 common warrants were exercisable at any time on or after February 5, 2024. The Series A-1 and Series A-2 common warrants have terms of four years and eight months, and five years, respectively.
•
363,930 Series B common warrants to purchase an aggregate of up to 363,930 shares of common stock at $10.25 per share, of which 181,965 Series B-1 common warrants were immediately exercisable and 181,695 Series B-2 common warrants were exercisable at any time on or after February 5, 2024. The Series B-1 and Series B-2 common warrants have terms of fourteen months and twenty-four months, respectively.

As of March 31, 2024, there were 140,726 Series A-1, 140,726 Series A-2, 181,965 Series B-1 and 181,965 Series B-2 common warrants outstanding with an exercise price of $10.25 per share, and 4,798 shares remain held in abeyance.

If these new warrants are exercised, we will receive up to an additional $6.6 million in gross proceeds.

Equity Distribution Agreement

The Company previously entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement") under which we could issue and sell through Piper Sandler shares of our common stock pursuant to a Registration Statement on Form S-3 which we filed on December 14, 2020, and expired in December 2023. In the three months ended March 31, 2023, the Company issued 16,611 shares of common stock at an average price of $99.43 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 2, 2023, we entered into Amendment No. 3 to the Rights Agreement and extended the expiration of such agreement to November 4, 2024 and changed the exercise price to $2.02 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.02 million shares of Aptevo common stock authorized for issuance. The 2018 SIP became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.02 million shares.

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 500,000 shares of common stock. As of March 31, 2024, there are 1,558 shares available to be granted under the 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$242	$310
General and administrative	$477	$605
Total stock-based compensation expense	$719	$915

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Three Months Ended March 31,
	2024	2023
Expected dividend yield	—	—
Expected volatility	—	103.63%
Risk-free interest rate	—	4.18%
Expected average life of options	—	5 years

The Company did not grant stock options for the three months ended March 31, 2024. For the three months ended March 31, 2023, management has applied an estimated forfeiture rate of 30%.

The following is a summary of option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2023	9,946	$563.19	7.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	(34)	709.25	—
Outstanding at March 31, 2024	9,912	561.59	7.14
Exercisable March 31, 2024	7,209	679.55	6.64
Vested and expected to vest at March 31, 2024	9,195	593.56	7.03

As of March 31, 2024, we had $0.4 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.9 years. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2023 was $73.83. The total fair value of stock options vested for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.9 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 2024 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2024:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2023	6,342	$205.08
Granted	1,643	7.24
Vested	(2,070)	287.68
Forfeited	(56)	69.21
Outstanding and expected to vest at March 31, 2024	5,859	$121.72

As of March 31, 2024, there was $0.5 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.21 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 11. Subsequent Events

On April 10, 2024, we completed a public offering of (i) 926,666 shares of our common stock and accompanying common warrants ("Common Warrants") to purchase up to 1,853,332 shares of common stock at a public offering price of $1.35 per share and accompanying Common Warrants and (ii) pre-funded warrants ("Pre-Funded Warrants") to purchase 2,473,334 shares of common stock and accompanying Common Warrants to purchase up to 4,946,668 shares of common stock at a combined public offering price of

$1.3499 per Pre-funded Warrant and accompanying Common Warrants, which is equal to the public offering price per share of Common Stock and accompanying Common Warrant less the $0.0001 per share exercise price of each such Pre-funded Warrant. We received $4.6 million in gross proceeds from the offering. Our net proceeds from the offering amounted to approximately $4.0 million after deducting offering expenses payable by us, including placement agent and other fees. The Common Warrants have an exercise price of $1.35 per share and are exercisable immediately following the date of issuance and will expire in April 2029. If the Common Warrants are exercised, we will receive up to an additional $9.2 million in proceeds.

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

Recent Development

•
On March 7, 2024, the Company announced interim data from the ALG.APV-527 Phase 1 dose escalation trial for the treatment of multiple solid tum 5T4.
•
Planning for initiation of the Company’s APVO436 Phase 1b/2 dose optimization trial for frontline AML in combination with venetoclax and azacitidine is ongoing.
•
On April 10, 2024, Aptevo closed a public offering for $4.6 million that included healthcare-focused institutional investors.

Comparison of the three months ended March 31, 2024 and 2023

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

Our research and development expenses by program for the three months ended March 31, 2024 and 2023 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Clinical programs:
APVO436	684	1,048
ALG.APV-527	827	702
Preclinical program, general research and discovery	2,241	2,418
Total	$3,752	$4,168

Research and development expenses decreased by $0.4 million, from $4.2 million for the three months ended March 31, 2023 to $3.8 million for the three months ended March 31, 2024. The decrease was primarily due to lower spending on APVO436 clinical trial as we concluded the Phase 1b study and are preparing to initiate Phase 1b/2 study and lower spending on preclinical projects and employee costs. The decrease was partially offset by higher spending on ALG.APV-527 Phase 1 clinical trial costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.4 million, from $3.6 million for the three months ended March 31, 2023 to $3.2 million for the three months ended March 31, 2024. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from our cash equivalents and interest expense related to debt financing, which was paid off in Q1 2023.

Other income, net was $0.2 million and other expense, net was $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The change in other income (expense), net is primarily due to the repayment of our MidCap term loan in the first quarter of 2023.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the three months ended March 31, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3).

Discontinued Operations

We did not record income from discontinued operations for the three months ended March 31, 2024. For the three months ended March 31, 2023, we recorded $0.9 million of contingent gain consideration from previous discontinued operations.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,651)	$4,566
Investing activities	—	—
Financing activities	(3)	(1,873)
Change in cash and cash equivalents	$(6,654)	$2,693

Net cash used in operating activities of $6.7 million for the three months ended March 31, 2024 was primarily due to our net loss of $6.8 million for the period and changes in working capital accounts. Net cash provided by operating activities of $4.6 million for the three months ended March 31, 2023 was primarily due to our net income of $2.8 million for the period and changes in working capital accounts.

Net cash used in financing activities for the three months ended March 31, 2024 was $3 thousand. Net cash used in financing activities of $1.9 million for the three months ended March 31, 2023 was primarily due to the $3.5 million of repayments of the MidCap Financial term loan, which included the remaining outstanding principal balance and loan prepayment fees. This was offset by the $1.6 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler.

Sources of Liquidity

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into an LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo (the "LLC Purchase Agreement"). On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. For the three months ended March 31, 2023, Aptevo received $0.5 million in deferred payments from Medexus related to IXINITY sales for the fourth quarter of 2022.

Series A and Series B Common Warrants - August 2023

On August 4, 2023, in connection with the completion of a public offering, we issued Series A Common Warrants to purchase up to an aggregate of 183,281 shares of common stock and Series B Common Warrants to purchase up to an aggregate of 183,281 shares of common stock. The Series A and Series B Common Warrants have an exercise price of $27.28 per share, are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. As of March 31, 2024, we have 42,555 Series A and 1,316 Series B Common Warrants outstanding from our August 2023 public offering with an exercise price of $27.28 per share. If the remaining August 2023 warrants are exercised, we will receive up to an additional $1.2 million in gross proceeds.

Series A and Series B Common Warrants – November 2023

On November 9, 2023, we entered into a warrant inducement agreement (the "Inducement Agreement") with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering to exercise for cash 140,726 Series A and 181,965 Series B common warrants at a reduced exercise price of $10.25. We received $3.3 million in gross proceeds from the exercise of these warrants and issued an aggregate of 645,382 new Series A and new Series B warrants. As of March 31, 2024, we have 281,452 Series A and 363,930 Series B Common Warrants outstanding from our November 2023 warrant inducement with an exercise price of $10.25 per share. If the warrants are exercised, we will receive up to an additional $6.6 million in gross proceeds.

Common Warrants - April 2024

On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $1.35 per share. We received $4.6 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $4.0 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 6,800,000 shares of common stock. The common warrants have an exercise price of $1.35 per share, are exercisable immediately following the date of issuance and will expire in April 2029. If the warrants are exercised, we will receive up to an additional $9.2 million in proceeds.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $10.3 million and an accumulated deficit of $230.3 million as of March 31, 2024.

For the three months ended March 31, 2024, net cash used in our operating activities was $6.7 million.

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

We have a non-exclusive Commercial Platform License Agreement with OMT ("OMT License Agreement") for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. APVO436 and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we are required to make a $2.0 million milestone payment upon dosing the first patient in a Phase 2 clinical trial of APVO436.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the three months ended March 31, 2024, we had net loss of $6.8 million compared to $2.8 million net income for the same period in 2023. The net income for the three months ended March 31, 2023 was due to a one-time $9.7 million gain recognized as a result the sale of deferred payments and milestones to XOMA during the period. As of March 31, 2024, we had an accumulated deficit of $230.3 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through May 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement and exercise of warrants. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2024, we had cash and cash equivalents in the amount of $10.3 million. We will require additional funding to continue our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

•
the cost to attract, motivate and retain key personnel;
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

•
clinical development costs, timing, and other requirements to initiate and complete our Phase 1b/2 clinical trial for APVO436 and Phase 1 clinical trial of ALG.APV-527, as well as future clinical trials;
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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia and the rising conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 183,281 shares of our common stock (or pre-funded warrant in lieu thereof) at a purchase price of $27.28. We received $5 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.3 million after placement agent and other fees. On November 9, 2023, we entered into a warrant inducement agreement with certain Holders of existing common warrants ("Existing Warrants") issued to Holders on August 4, 2023, to exercise for cash their Existing Warrants to purchase shares of our common stock at a purchase price of $10.25. In consideration of the Holders' agreement to exercise their Existing Warrants, we agreed to issue new common warrants ("New Warrants") to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants. We received $3.3 million in gross proceeds from the exercise of 322,691 common warrants and issued 645,382 New Warrants. Our net proceeds from the offering amounted to $3.0 million after placement agent and other fees. On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $1.35. We received $4.6 million in gross proceeds from issuance of these shares. Our net proceeds from the offering amounted to $4.0 million after placement agent and other fees. Future issuances of common stock may include, but not be limited to, (i) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August and November 2023 and April 2024 public offering of common stock and warrants that would result in gross proceeds of $17.0 million, or (ii) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends, our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

In the event of an “ownership change,” Sections 382 and 383 of the Code impose an annual limitation on the amount of taxable income a corporation may offset with pre-change net operating loss carryforwards and certain other tax attributes. The annual limitation is generally equal to the value of the outstanding stock of the corporation immediately before the ownership change (excluding certain capital contributions), multiplied by the long-term tax-exempt rate as published by the IRS for the month in which the ownership change occurs (the long-term tax-exempt rate for March 2024 is 3.44%). Any unused annual limitation may generally be carried over to subsequent years until the pre-ownership change net operating loss carryforwards and certain other tax attributes expire or are fully utilized by the corporation. Similar provisions of state tax law may also apply to limit the use of state net operating loss carryforwards and certain other tax attributes.

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

As of December 31, 2023, we had approximately $168.2 million and $70.5 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We completed an IRC Section 382 study through December 31, 2023. The study concluded that we have experienced an ownership change in November of 2020 and December of 2020 and $162.6 of our NOL carry forwards are subject to an annual limitation. It is not expected that the annual limitations will result in the expiration of NOL carryforwards prior to utilization assuming sufficient income.

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

In addition, our APVO436 clinical trial is an open-label study and is conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates. In addition, although the FDA issued a “may proceed” notification which allowed us and Alligator to initiate our Phase 1 clinical trial of ALG.APV-527, and the interim data from the dose escalation phase are positive, we cannot guarantee that this trial or future trials of ALG.APV-527 will show the desired safety and efficacy.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into a collaboration agreement with Alligator pursuant to which Aptevo R&D and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T-cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and March 31, 2024, the reported closing price of our common stock has fluctuated between $4.01 and $3,659.04 per share (as adjusted to reflect our 1-for-44 reverse stock split of our outstanding common stock that was effective on March 5, 2024). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine and the rising conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (Nasdaq). Nasdaq has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share and a minimum stockholders' equity of at least $2.5 million, among other requirements.

On September 13, 2023, we received a letter from the staff (the “Staff”) of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement"). On March 5, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-44 reverse stock split of our outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 5, 2024 at 5:01 p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on March 6, 2024. On March 20, 2024, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of our common stock was at least $1.00 per share, and accordingly, we regained compliance with the Bid Price Requirement, and that the matter is now closed.

However, we cannot guarantee continued satisfaction of the Nasdaq listing requirements and other rules in the future. If we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our Rights Plan with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our August 2023 public offerings and November 2023 Warrant Inducement Agreement, and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

If our stockholders sell a substantial number of shares of our common stock in the public market, our market price could decline. Any such sales or perception that such sales may occur could decrease the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended March 31, 2024, none of our directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 5, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.INS*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: May 8, 2024	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: May 8, 2024	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer