Form 10-Q
period 2024-06-30
Aptevo Therapeutics Inc.
filed 2024-08-08
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2024, the number of shares of the registrant’s common stock outstanding was 9,420,489.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,066	$16,904
Prepaid expenses	798	1,473
Other current assets	715	689
Total current assets	9,579	19,066
Property and equipment, net	697	895
Operating lease right-of-use asset	4,645	4,881
Total assets	$14,921	$24,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,736	$3,984
Accrued compensation	892	2,098
Other current liabilities	791	1,142
Total current liabilities	5,419	7,224
Other long-term liabilities	14	—
Operating lease liability	5,025	5,397
Total liabilities	10,458	12,621

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 4,080,665 and 442,458 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	69	61
Additional paid-in capital	240,558	235,607
Accumulated deficit	(236,164)	(223,447)
Total stockholders' equity	4,463	12,221
Total liabilities and stockholders' equity	$14,921	$24,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$(3,643)	$(5,462)	(7,395)	(9,630)
General and administrative	(2,381)	(2,716)	(5,612)	(6,304)
Loss from operations	(6,024)	(8,178)	(13,007)	(15,934)
Other income:
Other income from continuing operations, net	141	230	290	163
Gain related to sale of non-financial asset	—	—	—	9,650
Net loss from continuing operations	$(5,883)	$(7,948)	$(12,717)	$(6,121)
Discontinued operations:
Income from discontinued operations	$—	$—	$—	$946
Net loss	$(5,883)	$(7,948)	$(12,717)	$(5,175)

Basic and diluted net loss per share from continuing operations:
Basic	$(1.67)	$(53.95)	$(6.02)	$(37.45)
Diluted	$(1.67)	$(53.95)	$(6.02)	$(37.45)
Basic and diluted net loss per share:
Basic	$(1.67)	$(53.95)	$(6.02)	$(31.67)
Diluted	$(1.67)	$(53.95)	$(6.02)	$(31.67)
Shares used in calculation:
Basic	3,519,875	147,321	2,111,131	163,425
Diluted	3,519,875	147,321	2,111,131	163,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(12,717)	$(5,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	992	1,380
Depreciation and amortization	197	328
Non-cash interest expense and other	—	10
Changes in operating assets and liabilities:
Royalty receivable	—	2,500
Prepaid expenses and other current assets	650	641
Operating lease right-of-use asset	236	205
Accounts payable, accrued compensation and other liabilities	(1,805)	205
Long-term operating lease liability	(357)	(331)
Net cash used in operating activities	(12,804)	(237)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Payments of long-term debt, including fees	—	(3,467)
Value of equity awards withheld for tax liability	(1)	(8)
Proceeds from issuance of common stock	3,970	2,083
Payments in lieu of fractional shares	(3)	—
Net cash provided by (used in) financing activities	3,966	(1,392)
Decrease in cash and cash equivalents	(8,838)	(1,629)
Cash and cash equivalents at beginning of period	16,904	22,635
Cash and cash equivalents at end of period	$8,066	$21,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	442,458	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	213	—	—	—	—
Issuances of common stock	231,130	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	(371)	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—		(6,834)	(6,834)
Balance at March 31, 2024	673,430	$66	$236,318	$(230,281)	$6,103
Common stock issued upon vesting of restricted stock units	2,257	—	—	—	—
Issuances of common stock	3,404,978	3	3,967	—	3,970
Stock-based compensation	—	—	273	—	273
Net loss for the period	—	—	—	(5,883)	(5,883)
Balance at June 30, 2024	4,080,665	$69	$240,558	$(236,164)	$4,463

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	146,961	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	961	—	(8)	—	(8)
Issuances of common stock	16,611	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	164,533	$49	$226,470	$(203,263)	$23,256
Common stock issued upon vesting of restricted stock units	90	—	(2)	—	(2)
Issuances of common stock	6,818	—	482	—	482
Stock-based compensation	—	—	465	—	465
Net loss for the period	—	—	—	(7,948)	(7,948)
Balance at June 30, 2023	171,441	49	227,415	(211,211)	16,253

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

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the six months ended June 30, 2024, we had a net loss of $12.7 million. We had an accumulated deficit of $236.2 million as of June 30, 2024. For the six months ended June 30, 2024, net cash used in our operating activities was $12.8 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Aptevo Research and Development LLC ("Aptevo R&D"). All intercompany balances and transactions have been eliminated.

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

Significant Accounting Policies

Gain Related to Sale of Nonfinancial Asset to XOMA (US) LLC

On March 29, 2023, we entered into and closed a payment interest purchase agreement (the "Purchase Agreement") with XOMA (US) LLC ("XOMA") pursuant to which we sold to XOMA our right, title and interest in all of the deferred payments and a portion of the milestone payments from Medexus pursuant to our LLC Purchase Agreement with Medexus, dated February 28, 2020 (the "LLC Purchase Agreement"). Under the terms of the Purchase Agreement, we received $9.6 million at closing (the "Closing Payment") and an additional post-closing payment of $0.05 million.

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

Other Significant Accounting Policies

Our other significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission (the "SEC") on March 5, 2024. Our other significant accounting policies have not changed materially from the policies previously reported.

Note 2. Discontinued Operations

The accompanying unaudited condensed consolidated financial statements include discontinued operations from the sale of business products and segments.

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Deferred payment from Medexus	—	523
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	—	163
Gain on contingent consideration from Kamada	—	260
Income from discontinued operations	$—	$946

For the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024, we did not record income from discontinued operations. For the six months ended June 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol (later acquired by Kamada, Ltd.) as a result of the collection of certain accounts receivable.

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

Note 4. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary, Aptevo R&D, entered into a collaboration and option agreement (the "Collaboration Agreement") with Alligator Bioscience AB ("Alligator"), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

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

For the six months ended June 30, 2024 and 2023, we recorded approximately $1.3 million and $1.5 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At June 30, 2024 and December 31, 2023, we had $7.1 million and $13.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2024 and December 31, 2023, we did not have any Level 2 or Level 3 assets.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Cash	$962	$3,733
Cash equivalents	7,104	13,171
Total cash and cash equivalents	$8,066	$16,904

Note 7. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of June 30, 2024, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three and six months ended June 30, 2024 and 2023, we recorded $0.2 million and $0.4 million, respectively, related to variable lease expense.

Components of lease expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$297	$297	$594	$594
Total lease cost	$297	$297	$594	$594

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2024	2023
Seattle office lease, including amendment	$4,645	$4,881
Total operating leases	$4,645	$4,881

Lease payments:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
For operating leases	$688	$459

As of June 30, 2024, the long-term and current portion of the lease liabilities was $5.0 million and $0.7 million, respectively. As of June 30, 2023, the long-term and current portion of the lease liabilities was $5.7 million and $0.6 million, respectively.

As of June 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 5.84 years and 12.03%.

Note 8. Reverse Stock Split

On February 5, 2024, we held a Special Meeting of the Stockholders (the "Special Meeting") at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors (the "Board"), a reverse split of Aptevo's common stock at a ratio ranging from 1-for-15 to 1-for-44, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meeting. The specific 1-for-44 reverse split ratio was subsequently approved by the Board on February 27, 2024. On March 5, 2024, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-44 reverse stock split of the Company's outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective on March 5, 2024 at 5:01

p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on March 6, 2024.

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income (loss) from continuing operations or income (loss) from discontinued operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(5,883)	$(7,948)	$(12,717)	$(6,121)
Income from discontinued operations	—	—	—	946
Net loss	$(5,883)	$(7,948)	$(12,717)	$(5,175)

Basic and diluted net loss per share from continuing operations:
Basic	$(1.67)	$(53.95)	$(6.02)	$(37.45)
Diluted	$(1.67)	$(53.95)	$(6.02)	$(37.45)
Basic and diluted net income per share from discontinued operations:
Basic	$—	$—	$—	$5.79
Diluted	$—	$—	$—	$5.79
Basic and diluted net loss per share:
Basic	$(1.67)	$(53.95)	$(6.02)	$(31.67)
Diluted	$(1.67)	$(53.95)	$(6.02)	$(31.67)
Shares used in calculation:
Basic	3,519,875	147,321	2,111,131	163,425
Diluted	3,519,875	147,321	2,111,131	163,425

The following table represents all potentially dilutive shares:

	As of June 30,
	2024	2023
Warrants	7,489,253	7,967
Outstanding options to purchase common stock	9,670	10,618
Unvested RSUs	5,263	7,727

We use the treasury stock method when determining dilutive shares. For the three and six months ended June 30, 2024 and 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 10. Equity

August 2023 Public Raise

On August 4, 2023, we completed a public offering of common stock and warrants, which included the following:

•
50,488 shares of common stock at a price of $27.28 per share.
•
Pre-funded warrants to purchase up to 132,793 shares of common stock at a price of $27.28 per with an exercise price of $0.001 per share. As of June 30, 2024, all pre-funded warrants have been exercised.
•
Series A and Series B common warrants to purchase up to an aggregate of 366,562 shares of common stock at an exercise price of $27.28 per share.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. In the fourth quarter of 2023, an aggregate of 322,691 Series A and Series B common warrants were exercised as part of our November 2023 warrant inducement agreement with certain holders of our common warrants. The Series A and Series B common warrants are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. In connection with a registered direct offering of the Company that closed on July 1, 2024 (the “Registered Direct Offering”), the Company amended certain existing common warrants held by certain stockholders who participated in the Registered Direct Offering that were issued in our August 2023 public offering, such that these common warrants will have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustments as the common warrants issued in the Registered Direct Offering. As of June 30, 2024, we have 42,555 Series A and 1,316 Series B common warrants outstanding from our August 2023 public offering with an exercise price of $27.28 per share. Of these outstanding common warrants, 41,239 Series A common warrants have an amended exercise price of $0.515 as part of the Registered Direct Offering. For additional information on the Registered Direct Offering, refer to "Note 11 Subsequent Events."

If such warrants are exercised, we will receive up to an additional $0.1 million in gross proceeds.

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

On July 1, 2024, in connection with the Registered Direct Offering, the Company amended certain existing common warrants held by certain stockholders who participated in the Registered Direct Offering that were issued in our November 2023 warrant inducement, such that these common warrants will have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustments as the common warrants issued in the Registered Direct Offering. As of June 30, 2024, we have 140,726 Series A-1, 140,726 Series A-2, 181,965 Series B-1 and 181,965 Series B-2 common warrants outstanding from our November 2023 warrant inducement with an exercise price of $10.25 per share. Of these outstanding common warrants, 131,964 Series A-1, 131,964 Series A-2, 173,203 Series B-1 and 173,203 Series B-2 common warrants have an amended exercise price of $0.515 as part of the Registered Direct Offering. For additional information on the Registered Direct Offering, refer to "Note 11 Subsequent Events."

If such warrants are exercised, we will receive up to an additional $0.7 million in gross proceeds.

April 2024 Public Raise

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received net proceeds of $4.0 million, net of transaction costs, which included the following:

•
926,666 shares of common stock and accompanying common warrants to purchase up to 1,853,332 shares of common stock at a public offering price of $1.35 per share; and

•
Pre-funded warrants to purchase up to 2,473,334 shares of common stock and accompanying common warrants to purchase up to 4,946,668 shares of common stock at a combined public offering price of $1.3499 per pre-funded warrant, which is equal to the public offering price per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of June 30, 2024, all pre-funded warrants have been exercised.

The common warrants are exercisable immediately following the date of issuance and will expire in April 2029. On July 1, 2024, in connection with the Registered Direct Offering, the Company amended certain existing common warrants held by certain stockholders who participated in the Registered Direct Offering that were issued in our April 2024 public offering, such that these common warrants will have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustments as the common warrants issued in the Registered Direct Offering. As of June 30, 2024, we have 6,800,000 common warrants outstanding from our April 2024 public offering with an exercise price of $1.35 per share, of which 6,666,668 common warrants have an amended exercise price of $0.515 as part of the Registered Direct Offering. For additional information on the Registered Direct Offering, refer to "Note 11 Subsequent Events."

If such warrants are exercised, we will receive up to an additional $3.6 million in proceeds.

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2023	697,220	$20.36	2.99
Issued	6,800,000	1.35	4.75
Exercised	—	—	—
Expired	(7,967)	800.80	—
Outstanding at June 30, 2024	7,489,253	$2.27	4.54
Exercisable at June 30, 2024	7,489,253	$2.27	4.54

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in the April 2024 public offering. Set forth below are the assumptions used in valuing the common warrants issued:

For the Six Months Ended June 30,
2024
Expected dividend yield	0.00%
Expected volatility	110.01%
Risk-free interest rate	5.16%
Expected average life of warrants	5 years

Equity Distribution Agreement

The Company previously entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement") under which we could issue and sell through Piper Sandler shares of our common stock pursuant to a Registration Statement on Form S-3 (the "Shelf Registration Statement") which we filed on December 14, 2020, and expired in December 2023. In the six months ended June 30, 2023, the Company issued 16,611 shares of common stock at an average price of $99.43 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement ("2022 Purchase Agreement") and a Registration Rights Agreement with Lincoln Park (the "Registration Rights Agreement") to purchase up to $35.0 million of our common stock over a 36-month period, for which we issued 2,256 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement. For the six months ended June 30, 2024, we did not issue shares of our common stock and for the six months ended June 30, 2023, we issued 6,818 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares. Our Shelf Registration Statement on Form S-3 expired on December 18, 2023, without which we cannot issue shares pursuant to the 2022 Purchase Agreement.

Rights Plan

On November 8, 2020, our Board approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each common share issued by the Company after November 23, 2020, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 2, 2023, we entered into amendment No. 3 to the Rights Agreement and extended the expiration of such agreement to November 4, 2024 and changed the exercise price to $2.02 per one one-thousandth of a Series A Junior Participating Preferred Share (as defined in the Rights Agreement), subject to adjustment.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 annual meeting of the stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan (the "2016 SIP") on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.2 million shares of Aptevo common stock authorized for issuance. The 2018 SIP became effective immediately upon stockholder approval at the 2018 annual meeting of the stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 SIP (such shares, the "Returning Shares") will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.2 million shares.

On June 7, 2022, at the 2022 annual meeting of the stockholders, our stockholders approved the Amended and Restated 2018 SIP (the "Amended 2018 SIP") to increase the number of shares authorized for issuance under the 2018 SIP by 11,363 shares of common stock (adjusted for 1-for-44 reverse stock split effective as of March 5, 2024).

On June 7, 2024, at the 2024 annual meeting of the stockholders, our stockholders approved the Second Amended and Restated 2018 SIP (the "Second Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 165,000 shares of common stock. As of June 30, 2024, there are 0.2 million shares available to be granted under the Second Amended 2018 SIP.

Stock options and RSUs under the Second Amended 2018 SIP generally vest pro rata over a one-year or three-year period. Stock options terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers, members of our Board, and certain other employees and consultants may be awarded options and/or RSUs with different vesting criteria, and awards granted to non-employee directors will vest over a one-year period. Option exercise and RSU grant prices for new awards granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$49	$112	$291	$422
General and administrative	224	353	701	958
Total stock-based compensation expense	$273	$465	$992	$1,380

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the vesting period. All assumptions used to calculate the grant date fair value of non-employee equity awards are generally consistent with the assumptions used for equity awards granted to employees. In the event the Company terminates any of its consulting agreements, the unvested equity underlying the agreements would also be forfeited. The stock compensation is lower in the current period mainly due to a decrease in our stock price.

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	For the Six Months Ended June 30,
	2024	2023
Expected dividend yield	—	—
Expected volatility	—	103.63%
Risk-free interest rate	—	4.18%
Expected average life of options	—	5 years

The Company did not grant stock options for the three and six months ended June 30, 2024 or for the three months ended June 30, 2023. For the six months ended June 30, 2023, management has applied an estimated forfeiture rate of 30%.

The following is a summary of option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2023	9,946	$563.19	7.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	(276)	658.89	—
Outstanding at June 30, 2024	9,670	$559.24	7.04
Exercisable June 30, 2024	7,204	$695.34	6.58
Vested and expected to vest at June 30, 2024	9,107	$586.09	6.95

As of June 30, 2024, we had $0.2 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.9 years. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2023, was $73.92. The total fair value of stock options vested for the six months ended June 30, 2024 and 2023 was $1.0 million and $1.1 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 30, 2024 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2024:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2023	6,342	$205.08
Granted	1,672	7.19
Vested	(2,578)	279.59
Forfeited	(173)	84.99
Outstanding and expected to vest at June 30, 2024	5,263	$109.66

As of June 30, 2024, there was $0.4 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.13 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 11. Subsequent Events

On July 1, 2024, we completed the Registered Direct Offering of (i) 3,621,460 shares of our common stock and accompanying common warrants ("Common Warrants") to purchase up to 7,242,920 shares of common stock at an offering price of $0.515 per share and accompanying Common Warrants and (ii) pre-funded warrants ("Pre-Funded Warrants") to purchase 1,718,346 shares of common stock and accompanying Common Warrants to purchase up to 3,436,692 shares of common stock at a combined offering price of $0.5149 per Pre-funded Warrant and accompanying Common Warrants, which is equal to the offering price per share of Common Stock and accompanying Common Warrant less the $0.0001 per share exercise price of each such Pre-funded Warrant. The exercise price of the Common Warrants is subject to adjustment for stock splits and similar capital transactions and is subject to repricing in the event of a share split, share dividend, share combination or other such event as described in the Common Warrants. We received $2.7 million in gross proceeds from the offering. Our net proceeds from the offering amounted to approximately $2.3 million after deducting offering expenses payable by us, including placement agent and other fees. The Common Warrants have an exercise price of $0.515 per share and are exercisable upon stockholder approval and will expire in August 2029. If the Common Warrants are exercised, we will receive up to an additional $5.5 million in proceeds.

In connection with the Registered Direct Offering, the Company amended certain existing warrants that were previously issued to certain investors on (i) August 4, 2023 to purchase up to 41,239 shares of our common stock and have exercise price of $27.28 per share, (ii) November 9, 2023 to purchase up to 610,334 shares of our common stock and have exercise price of $10.252 per share, and (iii) April 15, 2024 to purchase up to 6,666,668 shares of our common stock and have exercise price of $1.35 per share (collectively, the “Existing Warrants”), such that the Existing Warrants have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustments as the Common Warrants issued in the Registered Direct Offering. The amended warrants become exercisable upon the same stockholder approval as for the Common Warrants. As of June 30, 2024, all pre-funded warrants have been exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, the achievement of milestones and receipt of future payments, projected costs, prospects, plans, intentions, expectations, clinical trial results, compliance with listing requirements, future macroeconomic conditions and objectives could be forward-looking statements. The words "anticipates," "believes," "could," "designed," "estimates," "expects," "goal," "intends," "may," "plans," "projects," "should," "will," "would" and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current assumptions, expectations, projections, intentions, objectives and/or beliefs about future events or occurrences and these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause actual results to differ materially from those anticipated or implied in the forward-looking statements that we make. Therefore, you should not place undue reliance on our forward-looking statements. Our forward-looking statements in this Quarterly Report on Form 10-Q are based on current information and we do not assume any obligation to update any forward-looking statements except as required by the federal securities laws.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this MD&A) together with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Quarterly Report on Form 10-Q, "Risk Factors" and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate APVO436 is a CD123xCD3 T-cell engager currently being clinically evaluated for the treatment of acute myelogenous leukemia (AML). Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T-cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR and ADAPTIR-FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

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

Comparison of the three and six months ended June 30, 2024 and 2023

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

Our research and development expenses by program for the three and six months ended June 30, 2024 and 2023 are shown in the following table:

	For the Three Months Ended June 30,
(in thousands)	2024	2023
Clinical programs:
APVO436	$1,135	$2,473
ALG.APV-527	621	765
Preclinical program, general research and discovery	1,887	2,224
Total	$3,643	$5,462

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Clinical programs:
APVO436	$1,819	$3,521
ALG.APV-527	1,448	1,467
Preclinical program, general research and discovery	4,128	4,642
Total	$7,395	$9,630

Research and development expenses decreased by $1.9 million, from $5.5 million for the three months ended June 30, 2023 to $3.6 million for the three months ended June 30, 2024. Research and development expenses decreased by $2.2 million, from $9.6 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024. The decrease was primarily due to lower spending on APVO436 clinical trial as we concluded the Phase 1b dose expansion study while preparing to initiate a Phase 1b/2 dose optimization study and lower spending on preclinical projects and employee costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.3 million, from $2.7 million for the three months ended June 30, 2023 to $2.4 million for the three months ended June 30, 2024. General and administrative expenses decreased by $0.7 million, from $6.3 million for the six months ended June 30, 2023 to $5.6 million for the six months ended June 30, 2024. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from our cash equivalents and interest expense related to debt financing, which was paid off in Q1 2023.

Other income, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Other income, net was $0.2 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The change in other income, net is primarily due to the repayment of our MidCap term loan in the first quarter of 2023 and the decrease in interest income from our money market accounts.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the six months ended June 30, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3).

Discontinued Operations

We did not record income from discontinued operations for the six months ended June 30, 2024. For the six months ended June 30, 2023, we recorded $0.9 million of contingent gain consideration from previous discontinued operations.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(12,804)	$(237)
Investing activities	—	—
Financing activities	3,966	(1,392)
Change in cash and cash equivalents	$(8,838)	$(1,629)

Net cash used in operating activities of $12.8 million for the six months ended June 30, 2024 was primarily due to our net loss of $12.7 million for the period and changes in working capital accounts. Net cash used in operating activities of $0.2 million for the six months ended June 30, 2023 was primarily due to our net loss of $5.2 million for the period and changes in working capital accounts.

Net cash provided by financing activities for the six months ended June 30, 2024 of $4.0 million was primarily due to the issuance of common stock. Net cash used in financing activities of $1.4 million for the six months ended June 30, 2023 was primarily due to the $3.5 million of repayments of the MidCap Financial term loan, which included the remaining outstanding principal balance and loan prepayment fees. This was offset by the $2.1 million proceeds received from issuance of common stock pursuant to our Equity Distribution Agreement with Piper Sandler and our 2022 Purchase Agreement with Lincoln Park.

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

Series A and Series B Common Warrants - August 2023

On August 4, 2023, in connection with the completion of a public offering, we issued Series A common warrants to purchase up to an aggregate of 183,281 shares of common stock and Series B common warrants to purchase up to an aggregate of 183,281 shares of common stock. The Series A and Series B common warrants are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. As of June 30, 2024, we have 1,316 Series A and 1,316 Series B common warrants outstanding from our August 2023 public offering with an exercise price of $27.28 per share and 41,239 Series A common warrants outstanding with an amended exercise price of $0.515 as part of the Registered Direct Offering that was closed on July 1, 2024. If the remaining August 2023 warrants are exercised, we will receive up to an additional $0.1 million in gross proceeds.

Series A and Series B Common Warrants – November 2023

On November 9, 2023, we entered into an Inducement Agreement with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering to exercise for cash 140,726 Series A and 181,965 Series B common warrants at a reduced exercise price of $10.25. We received $3.3 million in gross proceeds from the exercise of these warrants and issued an aggregate of 645,382 new Series A and new Series B warrants. As of June 30, 2024, we have 17,524 Series A and 17,524 Series B common warrants outstanding from our November 2023 warrant inducement with an exercise price of $10.25 per share and 263,928 Series A and 346,406 Series B common warrants with an amended exercise price of $0.515 as part of the Registered Direct Offering that was closed on July 1, 2024. If the warrants are exercised, we will receive up to an additional $0.7 million in gross proceeds.

Common Warrants - April 2024

On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $1.35 per share. We received $4.6 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $4.0 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 6,800,000 shares of common stock. The common warrants are exercisable immediately following the date of issuance and will expire in April 2029. As of June 30, 2024, we have 133,332 common warrants outstanding from our April public offering with an exercise price of $1.35 per share and 6,666,668 common warrants outstanding with an amended exercise price of $0.515 as part of the Registered Direct Offering that was closed on July 1, 2024. If the warrants are exercised, we will receive up to an additional $3.6 million in proceeds.

Common Warrants - July 2024

On July 1, 2024, we completed the Registered Direct Offering related to the issuance and sale of 5,339,806 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.515 per share. We received $2.7 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $2.3 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 10,679,612 shares of common stock. The common warrants have an exercise price of $0.515 per share, are exercisable immediately following the date of issuance and will expire in August 2029. If the warrants are exercised, we will receive up to an additional $5.5 million in proceeds.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $8.1 million and an accumulated deficit of $236.2 million as of June 30, 2024.

For the six months ended June 30, 2024, net cash used in our operating activities was $12.8 million.

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

Contractual Obligations

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term of the amended lease through April 2030 and provided two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice, or by July 2022. On May 26, 2022, we further amended our office and laboratory lease to remove the one-time termination option in April 2023. In exchange for removing the termination option, we received six months of free rent. As a result, we recorded an additional $4.4 million of lease liability and right-of-use asset on the consolidated balance sheet in May 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

23

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the six months ended June 30, 2024, we had net loss of $12.7 million compared to $5.2 million net loss for the same period in 2023. As of June 30, 2024, we had an accumulated deficit of $236.2 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update, or ASU 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through August 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement and exercise of warrants. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2024, we had cash and cash equivalents in the amount of $8.1 million. We will require additional funding to continue our business including to support the ongoing clinical development of APVO436 and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions, including the ongoing war between Ukraine and Russia and the rising conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 183,281 shares of common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received net proceeds of $4.3 million. On November 9, 2023, we entered into the Inducement Agreement to exercise for cash 322,691 existing common warrants issued on August 4, 2023, and issue 645,382 new warrants, for which we received net proceeds of $3.0 million. On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $4.0 million in net proceeds. On July 1, 2024, we completed the Registered Direct Offering related to the issuance and sale of 5,339,806 shares of our common stock (or pre-funded warrants in lieu thereof, all of which have since been exercised) and received $2.3 million in net proceeds. Future issuances of common stock may include, but not be limited to, (i) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August and November 2023 and April and July 2024 offerings of common stock and warrants that would result in gross proceeds of $9.9 million, and (ii) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our Shelf Registration Statement on Form S-3 expired on December 18, 2023. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Prior to expiration of our Shelf Registration Statement, on March 29, 2022, we filed an amendment to the prospectus related to the Shelf Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updated the amount of registered shares that we were eligible to sell. So long as the aggregate market value of our common stock held by non-affiliates was less than $75 million, we would not be permitted to sell any registered shares under such Shelf Registration Statement on Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the then-current public float of our common stock. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

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

Stockholders have in the past and may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our Board and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board or management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our Board and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

We completed a Section 382 study and have concluded that we experienced an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), and thus the tax benefits of our pre-"ownership change" net operating loss carryforwards and certain other tax attributes will be subject to an annual limitation under Sections 382 and 383 of the Code.

In general, a corporation undergoes an "ownership change" under Section 382 of the Code if, among other things, the stockholders who own, directly or indirectly, 5% or more of the corporation’s stock (by value), or are otherwise treated as "5% stockholders" under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership (by value) of the corporation’s stock by more than 50 percentage points over the lowest percentage of stock owned by the 5% stockholders at any time during the applicable testing period, which is generally the rolling three-year period preceding the date of the potential ownership change testing event. Such potential ownership change testing events include changes involving a stockholder becoming a 5% stockholder or arising from a new issuance of capital stock or share repurchases by the corporation, subject to certain exceptions.

In the event of an "ownership change," Sections 382 and 383 of the Code impose an annual limitation on the amount of taxable income a corporation may offset with pre-change net operating loss carryforwards and certain other tax attributes. The annual limitation is generally equal to the value of the outstanding stock of the corporation immediately before the ownership change (excluding certain capital contributions), multiplied by the long-term tax-exempt rate as published by the IRS for the month in which the ownership change occurs (the long-term tax-exempt rate for June 2024 is 3.44%). Any unused annual limitation may generally be carried over to subsequent years until the pre-ownership change net operating loss carryforwards and certain other tax attributes expire or are fully utilized by the corporation. Similar provisions of state tax law may also apply to limit the use of state net operating loss carryforwards and certain other tax attributes.

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

As of December 31, 2023, we had approximately $168.2 million and $70.5 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We completed an IRC Section 382 study through December 31, 2023. The study concluded that we have experienced an ownership change in November of 2020 and December of 2020 and $162.6 million of our net operating loss ("NOL") carry forwards are subject to an annual limitation. It is not expected that the annual limitations will result in the expiration of NOL carryforwards prior to utilization assuming sufficient income.

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

We completed our Phase 1b dose expansion clinical trial with APVO436 in 2023 and plan to initiate a dose optimization Phase 1b/2 study in the second half of 2024 to assess safety and efficacy of APVO436 and to determine an optimal dose in front line patients. Additionally, we initiated a first-in-human Phase 1 clinical study of ALG.APV-527 in the first quarter of 2023 and we are currently enrolling new patients. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our APVO436 clinical trial is an open-label study and is conducted at a limited number of clinical sites on a limited number of patients. An "open-label" clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a "patient bias" where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an "investigator bias" where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with APVO436 or other product candidates. In addition, although the FDA issued a "may proceed" notification which allowed us and Alligator to initiate our Phase 1 clinical trial of ALG.APV-527, and the interim data from the dose escalation phase are positive, we cannot guarantee that this trial or future trials of ALG.APV-527 will show the desired safety and efficacy.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the biologics license application ("BLA") for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from non-clinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. The regulatory authorities and policies governing the development of our product candidates may also change at any time. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

We may not be able to file investigational new drugs ("INDs"), or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

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

A key element of our strategy is to expand our product pipeline of immuno-oncology candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies. We plan to select and create product candidates for early development, potentially with other collaborative partners. We expect to continue to develop the platform to address unmet medical needs through directed immune stimulatory and/or blockades in oncology and other therapeutic areas. Our goal is to leverage our technology to make targeted investment in monospecific, bispecific, and multi-specific ADAPTIR and ADAPTIR-FLEX therapeutics. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based on our ADAPTIR and ADAPTIR-FLEX platform technologies, our ability to obtain product revenues in future periods may be adversely affected, which likely would result in harm to our financial position and our financial prospects, and adversely affect our stock price.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, ALX Oncology Holdings Inc., Amgen Inc., Arcellx, AstraZeneca, AvenCell Therapeutics, Inc., BioNTech, Bio-Path, Bristol Myers Squibb, Cellectis, Faron Pharma, F-star Therapeutics, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Johnson & Johnson, Macrogenics, Inc., Menarini Group, Molecular Partners, Novartis, Pfizer Inc., Pieris Pharmaceuticals, Inc., Regeneron Pharma, Sanofi-Aventis US LLC, Shattuck Labs, Syros Pharmaceuticals, Inc., Servier Laboratories, Xencor, Inc., and Zymeworks Biopharmaceuticals, Inc. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

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

As a biotechnology company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid, or other third-party payors for our products, certain federal, state, local and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, to induce, or in return for, either the referral of an individual, or the purchase, lease, prescribing or recommendation of an item, good, facility or service reimbursable by a federally funded healthcare program, such as the Medicare or Medicaid program. The term "remuneration" has been interpreted broadly and may constrain our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, among other activities;
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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and June 30, 2024, the reported closing price of our common stock has fluctuated between $0.306 and $3,659.04 per share (as adjusted to reflect our 1-for-44 reverse stock split of our outstanding common stock that was effective on March 5, 2024). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical climate, including the war in Ukraine and the rising conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
our ability to continue as a going concern; and
•
the other factors described in this "Risk Factors" section.

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

Our common stock is currently listed on the Nasdaq Capital Market LLC ("Nasdaq"). Nasdaq has minimum requirements that a company must meet in order to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share and a minimum stockholders' equity of at least $2.5 million, among other requirements.

On June 25, 2024, the Company received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

Nasdaq’s letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provides the Company 180 calendar days, or until December 23, 2024 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. The Company may be eligible for an additional 180-day period to regain compliance if the Company meets all other listing standards of Nasdaq, with the exception of the Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company fails to regain compliance, the Company would have the right to a hearing before the Nasdaq Listing Qualifications Panel (the "Panel"). There can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Panel, such appeal would be successful.

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

If our common stock is not listed on Nasdaq or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the "penny stock" rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Your percentage of ownership in Aptevo may be diluted in the future.

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under our Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with both of our 2023 and 2024 registered offerings and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended June 30, 2024, none of our directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

4.1	Common Warrant, dated July 1, 2024, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

4.2	Pre-Funded Warrant, dated July 1, 2024, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

4.3	Common Warrant, dated April 15, 2024, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2024 and incorporated herein by reference.

4.4	Pre-Funded Warrant, dated April 15, 2024, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 15, 2024 and incorporated herein by reference.

10.1

Placement Agency Agreement dated June 28, 2024, between the Company and Roth Capital Partners, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.2

Securities Purchase Agreement, dated June 28, 2024, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.3

Form of Amended Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.4

Form of Amended Series A Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.5

Form of Amended Series A-1 Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.6

Form of Amended Series A-2 Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.7

Form of Amended Series B-1 Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.8

Form of Amended Series B-2 Common Warrant, dated as of July 1, 2024, between the Company and certain warrant holders, filed as Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on July 1, 2024 and incorporated herein by reference.

10.9

Placement Agent Agreement, dated April 10, 2024, between the Company and Roth Capital Partners, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2024 and incorporated herein by reference.

10.10

Securities Purchase Agreement, dated April 10, 2024, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 15, 2024 and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.INS*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 8, 2024	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer