Form 10-Q
period 2024-09-30
Aptevo Therapeutics Inc.
filed 2024-11-07
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the number of shares of the registrant’s common stock outstanding was 18,512,084.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,753	$16,904
Prepaid expenses	1,635	1,473
Other current assets	624	689
Total current assets	10,012	19,066
Property and equipment, net	614	895
Operating lease right-of-use asset	4,520	4,881
Total assets	$15,146	$24,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,532	$3,984
Accrued compensation	922	2,098
Other current liabilities	1,428	1,142
Total current liabilities	5,882	7,224
Other long-term liabilities	14	—
Operating lease liability	4,830	5,397
Total liabilities	10,726	12,621

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 17,050,536 and 442,458 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	82	61
Additional paid-in capital	245,603	235,607
Accumulated deficit	(241,265)	(223,447)
Total stockholders' equity	4,420	12,221
Total liabilities and stockholders' equity	$15,146	$24,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$(3,103)	$(3,887)	(10,498)	(13,516)
General and administrative	(2,110)	(2,674)	(7,722)	(8,978)
Loss from operations	(5,213)	(6,561)	(18,220)	(22,494)
Other income:
Other income from continuing operations, net	112	227	402	390
Gain related to sale of non-financial asset	—	—	—	9,650
Net loss from continuing operations	$(5,101)	$(6,334)	$(17,818)	$(12,454)
Discontinued operations:
Income from discontinued operations	$—	$—	$—	$946
Net loss	$(5,101)	$(6,334)	$(17,818)	$(11,508)

Basic and diluted net loss per share from continuing operations:
Basic	$(0.48)	$(22.16)	$(5.01)	$(60.84)
Diluted	$(0.48)	$(22.16)	$(5.01)	$(60.84)
Basic and diluted net loss per share:
Basic	$(0.48)	$(22.16)	$(5.01)	$(56.22)
Diluted	$(0.48)	$(22.16)	$(5.01)	$(56.22)
Shares used in calculation:
Basic	10,548,470	285,886	3,554,796	204,694
Diluted	10,548,470	285,886	3,554,796	204,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(17,818)	$(11,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,141	1,835
Depreciation and amortization	281	451
Non-cash interest expense and other	—	10
Changes in operating assets and liabilities:
Royalty receivable	—	2,500
Prepaid expenses and other current assets	(96)	299
Operating lease right-of-use asset	361	311
Accounts payable, accrued compensation and other liabilities	(1,341)	129
Long-term operating lease liability	(554)	(504)
Net cash used in operating activities	(18,026)	(6,477)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Payments of long-term debt, including fees	—	(3,467)
Value of equity awards withheld for tax liability	(1)	(8)
Proceeds from issuance of common stock and pre-funded warrants	8,879	6,427
Payments in lieu of fractional shares	(3)	—
Net cash provided by financing activities	8,875	2,952
Decrease in cash and cash equivalents	(9,151)	(3,525)
Cash and cash equivalents at beginning of period	16,904	22,635
Cash and cash equivalents at end of period	$7,753	$19,110

Supplemental Cash Flow Information
Warrant modification - incremental value	$472	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	442,458	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	213	—	—	—	—
Issuances of common stock	231,130	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	(371)	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—		(6,834)	(6,834)
Balance at March 31, 2024	673,430	$66	$236,318	$(230,281)	$6,103
Common stock issued upon vesting of restricted stock units	2,257	—	—	—	—
Issuances of common stock	3,404,978	3	3,967	—	3,970
Stock-based compensation	—	—	273	—	273
Net loss for the period	—	—	—	(5,883)	(5,883)
Balance at June 30, 2024	4,080,665	$69	$240,558	$(236,164)	$4,463
Common stock issued upon vesting of restricted stock units	703	—	—	—	—
Issuances of common stock(1)	12,969,168	13	4,424	—	4,437
Warrant modification - incremental fair value	—	—	472	—	472
Stock-based compensation	—	—	149	—	149
Net loss for the period	—	—	—	(5,101)	(5,101)
Balance at September 30, 2024	17,050,536	$82	$245,603	$(241,265)	$4,420

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	146,961	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units	961	—	(8)	—	(8)
Issuances of common stock	16,611	1	1,601	—	1,602
Stock-based compensation	—	—	915	—	915
Net income for the period	—	—	—	2,773	2,773
Balance at March 31, 2023	164,533	$49	$226,470	$(203,263)	$23,256
Common stock issued upon vesting of restricted stock units	90	—	(2)	—	(2)
Issuances of common stock	6,818	—	482	—	482
Stock-based compensation	—	—	465	—	465
Net loss for the period	—	—	—	(7,948)	(7,948)
Balance at June 30, 2023	171,441	49	227,415	(211,211)	16,253
Common stock issued upon vesting of restricted stock units	1,108	—	—	—	—
Issuances of common stock	50,489	2	1,197	—	1,199
Issuances of pre-funded warrants	105,725	5	3,140	—	3,145
Stock-based compensation	—	—	455	—	455
Net loss for the period	—	—	—	(6,334)	(6,334)
Balance at September 30, 2023	328,763	$56	$232,207	$(217,545)	$14,718

(1) Includes gross proceeds of $5.8 million less issuance costs of $1.3 million, which includes $0.5 million warrant modification incremental fair value.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immuno-oncology candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our clinical candidates, mipletamig (formerly APVO436) and ALG.APV-527, and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the nine months ended September 30, 2024, we had a net loss of $17.8 million. We had an accumulated deficit of $241.3 million as of September 30, 2024. For the nine months ended September 30, 2024, net cash used in our operating activities was $18.0 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

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

The following table represents the components attributable to income from discontinued operations in the unaudited condensed consolidated statements of operations (in thousands):

Nine Months Ended September 30, 2023
Deferred payment from Medexus	523
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163
Gain on contingent consideration from Kamada	260
Income from discontinued operations	$946

For the nine months ended September 30, 2024, we did not record income from discontinued operations. For the nine months ended September 30, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.3 million related to the sale of hyperimmune business to Saol (later acquired by Kamada, Ltd.) as a result of the collection of certain accounts receivable.

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

For the nine months ended September 30, 2024 and 2023, we recorded approximately $1.9 million and $2.0 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At September 30, 2024 and December 31, 2023, we had $5.8 million and $13.2 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At September 30, 2024 and December 31, 2023, we did not have any Level 2 or Level 3 assets.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Cash	$1,966	$3,733
Cash equivalents	5,787	13,171
Total cash and cash equivalents	$7,753	$16,904

Note 7. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of September 30, 2024, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three and nine months ended September 30, 2024, we recorded $0.2 million and $0.6 million, respectively, related to variable lease expense. For the three and nine months ended September 30, 2023, we recorded $0.3 million and $0.6 million, respectively, related to variable lease expense.

Components of lease expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$297	$297	$890	$890
Total lease cost	$297	$297	$890	$890

Right of use assets acquired under operating leases:

	As of September 30,	As of December 31,
(in thousands)	2024	2023
Seattle office lease, including amendment	$4,520	$4,881
Total operating leases	$4,520	$4,881

Lease payments:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
For operating leases	$1,032	$803

As of September 30, 2024, the long-term and current portion of the lease liabilities was $4.8 million and $0.7 million, respectively. As of September 30, 2023, the long-term and current portion of the lease liabilities was $5.6 million and $0.7 million, respectively.

As of September 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 5.58 years and 12.03%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(5,101)	$(6,334)	$(17,818)	$(12,454)
Income from discontinued operations	—	—	—	946
Net loss	$(5,101)	$(6,334)	$(17,818)	$(11,508)

Basic and diluted net loss per share from continuing operations:
Basic	$(0.48)	$(22.16)	$(5.01)	$(60.84)
Diluted	$(0.48)	$(22.16)	$(5.01)	$(60.84)
Basic and diluted net income per share from discontinued operations:
Basic	$—	$—	$—	$4.62
Diluted	$—	$—	$—	$4.62
Basic and diluted net loss per share:
Basic	$(0.48)	$(22.16)	$(5.01)	$(56.22)
Diluted	$(0.48)	$(22.16)	$(5.01)	$(56.22)
Shares used in calculation:
Basic	10,548,470	285,886	3,554,796	204,694
Diluted	10,548,470	285,886	3,554,796	204,694

The following table represents all potentially dilutive shares:

	As of September 30,
	2024	2023
Warrants	36,350,685	401,603
Outstanding options to purchase common stock	9,624	10,595
Unvested RSUs	69,458	6,489

We use the treasury stock method when determining dilutive shares. For the three and nine months ended September 30, 2024 and 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 10. Equity

August 2023 Public Offering

On August 4, 2023, we completed a public offering of common stock and warrants, which included the following:

•
50,488 shares of common stock at a price of $27.28 per share.
•
Pre-funded warrants to purchase up to 132,793 shares of common stock at a price of $27.28 per with an exercise price of $0.001 per share. As of September 30, 2024, all pre-funded warrants have been exercised.
•
Series A and Series B common warrants to purchase up to an aggregate of 366,562 shares of common stock at an exercise price of $27.28 per share.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. In the fourth quarter of 2023, an aggregate of 322,691 Series A and Series B common warrants were exercised as part of our November 2023 warrant inducement agreement with certain holders of our common warrants. The Series A and Series B common warrants are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. In connection with a registered direct offering of the Company that closed on July 1, 2024 (the "July Registered Direct Offering"), the Company amended certain existing common warrants held by certain stockholders who participated in the July Registered Direct Offering that were issued in our August 2023 public offering, such that these common warrants will have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustment terms as the common warrants issued in the July Registered Direct Offering. As of September 30, 2024, we have 1,316 Series A and 1,316 Series B common warrants outstanding to purchase shares of our common stock at an exercise price of $27.28 per share and 41,239 Series A common warrants outstanding with an amended exercise price of $0.515 per share that were issued in connection with the August 2023 public offering.

If such warrants are exercised at their current exercise price, we will receive up to an additional $0.1 million in gross proceeds in connection with the warrants issued as part of the August 2023 public offering.

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

In connection with the July Registered Direct Offering and a registered direct offering of the Company that closed on September 18, 2024 (the "September Registered Direct Offering"), the Company amended certain existing common warrants held by certain stockholders who participated in the registered direct offerings that were issued in our November 2023 warrant inducement, such that these common warrants will have a reduced exercise price equal to $0.515 per share and $0.33 per share, respectively, and include the same exercise price adjustment terms as the common warrants issued in the July Registered Direct Offering and September Registered Direct Offering. As of September 30, 2024, we have 17,524 Series A and 17,524 Series B common warrants outstanding with an exercise price of $10.25 per share, 82,478 Series A and 164,956 Series B common warrants with an amended exercise price of $0.515 per share and 181,450 Series A common warrants and 181,450 Series B common warrants with an amended exercise price of $0.33 per share that were issued in connection with the Inducement Agreement.

If such warrants are exercised at their current exercise price, we will receive up to an additional $0.6 million in gross proceeds in connection with the warrants issued in connection with the Inducement Agreement.

April 2024 Public Offering

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received net proceeds of $4.0 million, net of transaction costs, which included the following:

•
926,666 shares of common stock and accompanying common warrants to purchase up to 1,853,332 shares of common stock at a public offering price of $1.35 per share; and
•
Pre-funded warrants to purchase up to 2,473,334 shares of common stock and accompanying common warrants to purchase up to 4,946,668 shares of common stock at a combined public offering price of $1.3499 per pre-funded warrant, which is equal to the public offering price per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of September 30, 2024, all pre-funded warrants have been exercised.

The common warrants are exercisable immediately following the date of issuance and will expire in April 2029. On July 1, 2024, and September 18, 2024, in connection with the July Registered Direct Offering and September Registered Direct Offering, respectively, the Company amended certain existing common warrants held by certain stockholders who participated in the registered direct offerings that were issued in our April 2024 public offering, such that these common warrants will have a reduced exercise price equal to $0.515 per share and $0.33 per share, respectively, and include the same exercise price adjustment terms as the common warrants issued in the July Registered Direct Offering and the September Registered Direct Offering. As of September 30, 2024, we have 133,332 common warrants outstanding with an exercise price of $1.35 per share, 2,222,222 common warrants with an amended exercise price of $0.515 per share and 4,444,446 common warrants with an amended exercise price of $0.33 per share that were issued in connection with the April 2024 public offering.

If such warrants are exercised at their current exercise price, we will receive up to an additional $2.8 million in proceeds in connection with the warrants issued in connection with the April 2024 public offering.

July 2024 Registered Direct Offering

On July 1, 2024, we completed the July Registered Direct Offering with certain holders of our outstanding common warrants issued in connection with our previous offerings. Pursuant to the July Registered Direct Offering, certain holders agreed to amend the exercise price of 7,318,241 existing warrants to a reduced exercise price of $0.515 per share. We received $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July Registered Direct Offering. Additionally, pursuant to the July Registered Direct Offering, we issued the following:

•
3,621,460 shares of common stock and accompanying common warrants to purchase up to 7,242,920 shares of common stock at an offering price of $0.515 per share; and
•
Pre-funded warrants to purchase up to 1,718,346 shares of common stock and accompanying common warrants to purchase up to 3,436,692 shares of common stock at a combined offering price of $0.5149 per pre-funded warrant, which is equal to the offering price of per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of September 30, 2024, all pre-funded warrants have been exercised.

The common warrants became exercisable immediately following stockholder approval on August 6, 2024, and will expire in August 2029. In connection with the July Registered Direct Offering, the Company amended certain existing common warrants that were previously issued to certain investors such that these common warrants will have a reduced exercise price equal to $0.515 per share and include the same exercise price adjustments as the common warrants issued in the July Registered Direct Offering. These amended warrants became exercisable immediately following stockholder approval on August 6, 2024. On September 18, 2024, in connection with the September Registered Direct Offering, the Company amended certain existing common warrants held by certain stockholders who participated in the September Registered Direct Offering that were issued in the July Registered Direct Offering, such that these common warrants will have a reduced exercise price equal to $0.33 per share, and include the same exercise price adjustments as the common warrants issued in the September Registered Direct Offering. As of September 30, 2024, we have 3,664,184 common warrants outstanding at an exercise price of $0.515 per share and 7,015,428 common warrants outstanding at an amended exercise price of $0.33 per share that were issued in connection with the July Registered Direct Offering.

If such warrants are exercised at their current exercise price, we will receive up to an additional $4.2 million in proceeds in connection with the warrants issued in connection with the July Registered Direct Offering.

September 2024 Registered Direct Offering

On September 18, 2024, we completed the September Registered Direct Offering with certain holders of our outstanding common warrants issued in connection with our previous offerings. Pursuant to the September Registered Direct Offering, certain holders agreed to amend the exercise price of 11,822,774 existing warrants to a reduced exercise price of $0.33 per share. We received $3.0 million in gross proceeds less total issuance costs of $0.5 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.1 million. The Company recognized the $0.1 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the September Registered Direct Offering. Additionally, pursuant to the September Registered Direct Offering, we issued the following:

•
4,020,000 shares of common stock and accompanying common warrants to purchase up to 8,040,000 shares of common stock at an offering price of $0.33 per share; and
•
Pre-funded warrants to purchase up to 5,070,910 shares of common stock and accompanying common warrants to purchase up to 10,141,820 shares of common stock at a combined offering price of $0.3299 per pre-funded warrant, which is equal to the offering price of per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of September 30, 2024, 3,609,362 pre-funded warrants have been exercised and 1,461,548 pre-funded warrants remain outstanding.

The common warrants became exercisable immediately following the date of stockholder approval on October 25, 2024, and will expire in October 2029. In connection with the September Registered Direct Offering, the Company amended certain existing common warrants that were previously issued to certain investors such that these common warrants will have a reduced exercise price equal to $0.33 per share and include the same exercise price adjustments as the common warrants issued in the September Registered Direct Offering. These amended warrants became exercisable immediately following stockholder approval on October 25, 2024. As of September 30, 2024, we have issued and outstanding common warrants to purchase 18,181,820 shares of our common stock at an exercise price of $0.33 per share in connection with the September Registered Direct Offering, which became exercisable immediately following stockholder approval on October 25, 2024.

If such warrants are exercised at their current exercise price, we will receive up to an additional $6.0 million in proceeds in connection with the warrants issued in connection with the September Registered Direct Offering.

The following is a summary of common warrant activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2023	697,220	$20.36	2.99
Issued	35,661,432	0.58	4.85
Exercised	—	—	—
Expired	(7,967)	800.80	—
Outstanding at September 30, 2024(1)	36,350,685	$0.38	4.80
Exercisable at September 30, 2024	18,168,865	$0.54	4.61

(1) The weighted average exercise price of outstanding common warrants includes adjustments to the exercise price of existing common warrants during our July and September 2024 direct offerings.

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. Set forth below are the assumptions used in valuing the common warrants issued:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	113.24%	103.57%	112.16%	103.57%
Risk-free interest rate	5.27%	5.33%	5.23%	4.18%
Expected average life of warrants	5 years	5 years	3.25 years	3.25 years

Equity Distribution Agreement

The Company previously entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement") under which we could issue and sell through Piper Sandler shares of our common stock pursuant to a Registration Statement on Form S-3 (the "Shelf Registration Statement") which we filed on December 14, 2020, and expired in December 2023. In the nine months ended September 30, 2023, the Company issued 16,611 shares of common stock at an average price of $99.43 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement ("2022 Purchase Agreement") and a Registration Rights Agreement with Lincoln Park (the "Registration Rights Agreement") to purchase up to $35.0 million of our common stock over a 36-month period, for which we issued 2,256 shares of our common stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement. For the nine months ended September 30, 2024, we did not issue shares of our common stock and for the nine months ended September 30, 2023, we issued 6,818 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares. Our Shelf Registration Statement on Form S-3 expired on December 18, 2023, without which we cannot issue shares pursuant to the 2022 Purchase Agreement.

Rights Plan

On November 8, 2020, our Board approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each common share issued by the Company after November 23, 2020, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 1, 2024, we entered into amendment No. 4 to the Rights Agreement and extended the expiration of such agreement to October 31, 2025 and changed the exercise price to $70 per one one-thousandth of a Series A Junior Participating Preferred Share (as defined in the Rights Agreement), subject to adjustment.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 annual meeting of the stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan (the "2016 SIP") on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 0.1 million shares of Aptevo common stock authorized for issuance. The 2018 SIP became effective immediately upon stockholder approval at the 2018 annual meeting of the stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 SIP (such shares, the "Returning Shares") will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 0.1 million shares.

On June 7, 2022, at the 2022 annual meeting of the stockholders, our stockholders approved the Amended and Restated 2018 SIP (the "Amended 2018 SIP") to increase the number of shares authorized for issuance under the 2018 SIP by 11,363 shares of common stock (adjusted for 1-for-44 reverse stock split effective as of March 5, 2024).

On June 7, 2024, at the 2024 annual meeting of the stockholders, our stockholders approved the Second Amended and Restated 2018 SIP (the "Second Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 165,000 shares of common stock. As of September 30, 2024, there are 0.1 million shares available to be granted under the Second Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$54	$143	$345	$565
General and administrative	95	$312	796	1,270
Total stock-based compensation expense	$149	$455	$1,141	$1,835

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

Nine Months Ended September 30, 2023

Expected dividend yield	—
Expected volatility	103.63%
Risk-free interest rate	4.18%
Expected average life of options	5 years

The Company did not grant stock options for the three and nine months ended September 30, 2024, or for the three months ended September 30, 2023. For the nine months ended September 30, 2023, management has applied an estimated forfeiture rate of 30%.

The following is a summary of option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2023	9,946	$563.19	7.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	(322)	620.32	—
Outstanding at September 30, 2024	9,624	$557.31	6.80
Exercisable September 30, 2024	7,262	$692.42	6.36
Vested and expected to vest at September 30, 2024	9,210	$577.17	6.74

As of September 30, 2024, we had $0.2 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.8 years. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2023, was $73.83. The total fair value of stock options vested for the nine months ended September 30, 2024 and 2023 was $1.1 million and $1.2 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 30, 2024 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2024:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2023	6,342	$205.08
Granted	66,632	0.74
Vested	(3,281)	264.71
Forfeited	(235)	76.28
Outstanding and expected to vest at September 30, 2024	69,458	$6.68

As of September 30, 2024, there was $0.3 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 11. Subsequent Events

On October 21 and October 23, 2024, holders of our September 2024 pre-funded warrants provided notice to exercise 1,190,587 and 270,961 pre-funded warrants, respectively, and 1,461,548 total shares of common stock were then issued. As of November 7, 2024, we have no remaining pre-funded warrants outstanding and 18,512,084 shares of common stock issued and outstanding.

On October 25, 2024, the Company held a Special Meeting of Stockholders (the "Special Meeting"), at which the Company's stockholders:

1.
Approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of more than 19.99% of our outstanding common stock, par value $0.001 per share, issuable upon the exercise of common warrants issued pursuant to the September Registered Direct Offering, which includes an exercise price adjustment provision in the event of an issuance of common stock or common stock equivalent, an option to purchase common stock or common stock equivalent, change in price of common stock or common stock equivalent or other such event as described in the common warrants and to approve the amendment of certain existing common warrants to include the same exercise price adjustment provisions and the repricing of such existing warrants pursuant to the September Registered Direct Offering ("Proposal 1");
2.
Approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our Common Stock at a ratio in the range of 1-for-5 to 1-for-37, with such ratio to be determined in the discretion of our Board and with such reverse stock split to be effected at such time and date, if at all, as determined by our Board in its sole discretion ("Proposal 2"); and
3.
Approved an authorization to adjourn the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes in favor of Proposal 1 or Proposal 2 ("Proposal 3").

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig (formerly APVO436) is a CD3xCD123 T-cell engager currently being clinically evaluated in the RAINIER trail, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of acute myelogenous leukemia (AML). Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T-cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. The structural differences of ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells.

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

Recent Developments

•
APVO436 received its generic name, mipletamig (mih-ple'-tah-mig), and the lead candidate will be referred to by this name moving forward.
•
The Company initiated mipletamig Phase 1b/2 dose optimization trial, "RAINIER," as part of its ongoing program to evaluate the compound in combination with standard of care for frontline patients with acute myeloid leukemia (AML).
•
On September 16, 2024, the Company announced data from the Phase 1 ALG.APV-527 monotherapy trial showing 60% of evaluable patients achieved stable disease in solid tumor study.

Comparison of the three and nine months ended September 30, 2024 and 2023

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

Our research and development expenses by program for the three and nine months ended September 30, 2024 and 2023 are shown in the following table:

	For the Three Months Ended September 30,
(in thousands)	2024	2023
Clinical programs:
Mipletamig	$725	$779
ALG.APV-527	556	797
Preclinical program, general research and discovery	1,822	2,311
Total	$3,103	$3,887

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Clinical programs:
Mipletamig	$2,544	$4,300
ALG.APV-527	2,004	2,264
Preclinical program, general research and discovery	5,950	6,952
Total	$10,498	$13,516

Research and development expenses decreased by $0.8 million, from $3.9 million for the three months ended September 30, 2023 to $3.1 million for the three months ended September 30, 2024. Research and development expenses decreased by $3.0 million, from $13.5 million for the nine months ended September 30, 2023 to $10.5 million for the nine months ended September 30, 2024. The decrease was primarily due to lower spending on mipletamig clinical trial as we concluded the Phase 1b dose expansion study while preparing to initiate a Phase 1b/2 dose optimization study and lower spending on preclinical projects and employee costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.6 million, from $2.7 million for the three months ended September 30, 2023 to $2.1 million for the three months ended September 30, 2024. General and administrative expenses decreased by $1.3 million, from $9.0 million for the nine months ended September 30, 2023 to $7.7 million for the nine months ended September 30, 2024. The decrease is primarily due to lower employee and consulting costs.

Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from our cash equivalents and interest expense related to debt financing, which was paid off in Q1 2023.

Other income, net was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. Other income, net was $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. The change in other income, net is primarily due to the decrease in interest income from our money market accounts.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the nine months ended September 30, 2023, due to the sale of the deferred payments and milestones to XOMA during the quarter (see Note 3).

Discontinued Operations

We did not record income from discontinued operations for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, we recorded $0.9 million of contingent gain consideration from previous discontinued operations.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(18,026)	$(6,477)
Investing activities	—	—
Financing activities	8,875	2,952
Change in cash and cash equivalents	$(9,151)	$(3,525)

Net cash used in operating activities of $18.0 million for the nine months ended September 30, 2024 was primarily due to our net loss of $17.8 million for the period and changes in working capital accounts. Net cash used in operating activities of $6.5 million for the nine months ended September 30, 2023 was primarily due to our net loss of $11.5 million for the period and changes in working capital accounts.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $8.9 million was primarily due to the issuance of common stock. Net cash provided by financing activities of $3.0 million for the nine months ended September 30, 2023 was primarily due to $6.4 million proceeds received from issuance of common stock and pre-funded warrants. This was offset by $3.5 million of repayments of the MidCap term loan, which included the remaining outstanding principal balance and loan prepayment fees.

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

Series A and Series B Common Warrants - August 2023

On August 4, 2023, in connection with the completion of a public offering, we issued Series A common warrants to purchase up to an aggregate of 183,281 shares of common stock and Series B common warrants to purchase up to an aggregate of 183,281 shares of common stock. The Series A and Series B common warrants are exercisable immediately following the date of issuance and will expire on August 4, 2028 and February 4, 2025, respectively. As of September 30, 2024, we have 1,316 Series A and 1,316 Series B common warrants outstanding from our August 2023 public offering with an exercise price of $27.28 per share and 41,239 Series A common warrants outstanding with an amended exercise price of $0.515 per share as part of the July Registered Direct Offering. If the remaining August 2023 warrants are exercised at their current exercise price, we will receive up to an additional $0.1 million in gross proceeds.

Series A and Series B Common Warrants – November 2023

On November 9, 2023, we entered into an Inducement Agreement with certain holders of our Series A and Series B common warrants issued in connection with our August 2023 public offering to exercise for cash 140,726 Series A and 181,965 Series B common warrants at a reduced exercise price of $10.25. We received $3.3 million in gross proceeds from the exercise of these warrants and issued an aggregate of 645,382 new Series A and new Series B warrants. As of September 30, 2024, we have 17,524 Series A and 17,524 Series B common warrants outstanding from our November 2023 warrant inducement with an exercise price of $10.25 per share, 82,478 Series A and 164,956 Series B common warrants with an amended exercise price of $0.515 per share as part of the July Registered Direct Offering and 181,450 Series A and 181,450 Series B common warrants with an amended exercise price of $0.33 per share as part of the September Registered Direct Offering. If the warrants are exercised at their current exercise price, we will receive up to an additional $0.6 million in gross proceeds.

Common Warrants - April 2024

On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $1.35 per share. We received $4.6 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $4.0 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 6,800,000 shares of common stock. The common warrants are exercisable immediately following the date of issuance and will expire in April 2029. As of September 30, 2024, we have 133,332 common warrants outstanding from our April public offering with an exercise price of $1.35 per share, 2,222,222 common warrants outstanding with an amended exercise price of $0.515 per share as part of the July Registered Direct Offering and 4,444,446 common warrants outstanding with an amended exercise price of $0.33 per share as part of the September Registered Direct Offering. If the warrants are exercised at their current exercise price, we will receive up to an additional $2.8 million in proceeds.

Common Warrants - July 2024

On July 1, 2024, we completed the July Registered Direct Offering related to the issuance and sale of 5,339,806 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.515 per share. We received $2.7 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $2.3 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 10,679,612 shares of common stock. The common warrants have an exercise price of $0.515 per share, are exercisable immediately following stockholder approval on August 6, 2024, and will expire in August 2029. The July Registered Direct Offering also amended 7,318,241 existing common warrants to lower the exercise price to $0.515 per share. The amended warrants became exercisable immediately following stockholder approval on August 6, 2024. As of September 30, 2024, we have 3,664,184 common warrants outstanding from the July Registered Direct Offering with an exercise price of $0.515 per share and 7,015,428 common warrants outstanding with an amended exercise price of $0.33 per share as part of the September Registered Direct Offering. If the warrants are exercised at their current exercise price, we will receive up to an additional $4.2 million in proceeds.

Common Warrants - September 2024

On September 16, 2024, we completed a public offering related to the issuance and sale of 9,090,910 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.33 per share. We received $3.0 million in gross proceeds from the issuance of these shares. Our net proceeds from the offering amounted to $2.5 million after placement agent and other fees. Additionally, we issued common warrants to purchase up to an aggregate of 18,181,820 shares of common stock. The common warrants have an exercise price of $0.33 per share, are exercisable immediately following stockholder approval on October 25, 2024, and will expire in October 2029. The September Registered Direct Offering also amended 11,822,774 existing common warrants to lower the exercise price to $0.33 per share. The amended warrants became exercisable immediately following stockholder approval on October 25, 2024. As of September 30, 2024, we have 18,181,820 common warrants as part of the September Registered Direct Offering. If the warrants are exercised at their current exercise price, we will receive up to an additional $6.0 million in proceeds.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $7.8 million and an accumulated deficit of $241.3 million as of September 30, 2024.

For the nine months ended September 30, 2024, net cash used in our operating activities was $18.0 million.

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

There are numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•
Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease;
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

We have a non-exclusive Commercial Platform License Agreement with OMT ("OMT License Agreement") for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. Mipletamig and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we are required to make a $2.0 million milestone payment upon dosing the first patient in a Phase 2 clinical trial of mipletamig.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, interest rates, market volatility, economic uncertainty, impact from the results of the United States presidential election and congressional elections, bank failure, and supply chain constraints.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the nine months ended September 30, 2024, we had net loss of $17.8 million compared to $11.5 million net loss for the same period in 2023. As of September 30, 2024, we had an accumulated deficit of $241.3 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

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

As of September 30, 2024, we had cash and cash equivalents in the amount of $7.8 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig (formerly APVO436) and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
clinical development costs, timing, and other requirements to initiate and complete our Phase 1b/2 clinical trial for mipletamig and Phase 1 clinical trial of ALG.APV-527, as well as future clinical trials;
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation, cost of capital and the impact from the results of the United States presidential election and congressional elections.

Further, changing circumstances, some of which may be beyond our control, such as macroeconomic conditions, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including rising and fluctuating interest rates, economic uncertainty and volatility in the capital market, geopolitical tensions and political events, including the impact from the results of the United States presidential election and congressional elections, the ongoing war between Ukraine and Russia and the rising conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 183,281 shares of common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received net proceeds of $4.3 million. On November 9, 2023, we entered into the Inducement Agreement to exercise for cash 322,691 existing common warrants issued on August 4, 2023, and issue 645,382 new warrants, for which we received net proceeds of $3.0 million. On April 10, 2024, we completed a public offering related to the issuance and sale of 3,400,000 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $4.0 million in net proceeds. On July 1, 2024, we completed the July Registered Direct Offering related to the issuance and sale of 5,339,806 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $2.3 million in net proceeds. On September 18, 2024, we completed the September Registered Direct Offering related to the issuance and sale of 9,090,910 shares of our common stock (or pre-funded warrant in lieu thereof, of which 1,461,548 remain outstanding) and received $2.5 million in net proceeds. Future issuances of common stock may include, but not be limited to, (i) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August and November 2023 and April, July and September 2024 offerings of common stock and warrants that would result in gross proceeds of $13.7 million, and (ii) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension or political events, such as the impact from the United States presidential election and congressional elections, a deterioration in the bilateral relationship between the US and China, the rising conflict in the Middle East, or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies. Severe global economic and societal disruptions and uncertainties, such as reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility.

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

We completed our Phase 1b dose expansion clinical trial with mipletamig in 2023 and initiated a dose optimization Phase 1b/2 study in August of 2024 to assess safety and efficacy of mipletamig and to determine an optimal dose in front line patients. Additionally, we initiated a first-in-human Phase 1 clinical study of ALG.APV-527 in the first quarter of 2023 and we are currently enrolling new patients. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, our mipletamig clinical trial is an open-label study and is conducted at a limited number of clinical sites on a limited number of patients. An "open-label" clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels or in combination with other drugs. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a "patient bias" where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an "investigator bias" where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from these clinical trials may not be predictive of future clinical trial results with mipletamig or other product candidates. In addition, although the FDA issued a "may proceed" notification which allowed us and Alligator to initiate our Phase 1 clinical trial of ALG.APV-527, and the interim data from the dose escalation phase are positive, we cannot guarantee that this trial or future trials of ALG.APV-527 will show the desired safety and efficacy.

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

We have submitted INDs and received approvals to proceed into clinical trials for multiple product candidates, including ALG.APV-527 and mipletamig, however, we may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of future INDs will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in the commencement, site initiation, enrollment of patients or completion of our clinical trials, the time to reach critical trial data and receipt of any necessary regulatory approvals could be delayed.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, mipletamig has received orphan drug designation for acute myelogenous leukemia and thus has a relatively small patient population. Also, the eligibility criteria of our clinical trials may further limit the pool of available study participants as we require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study.

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

We rely on third parties to manufacture all clinical trial materials for our product candidates, and we will rely on third parties to manufacture commercial supplies, if any such product candidates are ultimately approved for commercial sale. Manufacturers of our product candidates and therapeutic substances must comply with GMP requirements enforced by the FDA that are applicable to both finished products and their active components used both for clinical and commercial supply. The FDA enforces these requirements through its facilities inspection program. Our product candidates, including mipletamig and ALG.APV-527, will not be approved for marketing by the FDA or other foreign regulatory authorities unless the FDA or their foreign equivalents also approve the facilities used by our third-party manufacturers to produce them for commercialization. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, the FDA or their foreign counterparts will not approve their manufacturing facilities, which would result in significant delays in obtaining FDA or foreign marketing approvals for our product candidates. If this were to occur, we may also never receive marketing approval, we may need to repeat clinical trials, we may need to undertake costly corrective actions, including product recalls, we may risk harm to subjects or patients, and we may face enforcement actions.

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

In order for us to achieve our long-term business objectives, we will need to successfully discover and/or develop and commercialize our product candidates. Although we have made, and expect to continue to make, significant investments in research and development, we have had only a limited number of our internally-discovered product candidates reach the clinical development stage. We currently have two clinical-stage candidates, mipletamig and ALG.APV-527, which were built on the ADAPTIR platform. Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected or unacceptable adverse events or failure to demonstrate efficacy in clinical trials. Failure to successfully discover and/or develop, obtain marketing approval for and commercialize additional products and product candidates would likely have a material adverse effect on our ability to grow revenues and improve our financial condition. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, obtain approval for limited indications or patient populations, with a label without claims necessary for us to successfully market our products, or with significant labeled warnings. We may also be subject to additional post-marketing testing requirements, surveillance requirements, or REMS. To the extent any of the foregoing should occur, our business may be materially harmed.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and September 30, 2024, the reported closing price of our common stock has fluctuated between $0.165 and $3,659.04 per share (as adjusted to reflect our 1-for-44 reverse stock split of our outstanding common stock that was effective on March 5, 2024). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical tension or political events, including the impact from the United States presidential election and congressional elections, the war in Ukraine and the rising conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates and reduced consumer confidence. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites) and the amount and status of short interest in our common stock;
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

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock.

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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

Moreover, we currently have a short-term stockholder Rights Agreement in effect. On November 1, 2024, we entered into amendment No. 4 to the Rights Agreement and extended the expiration of such agreement to October 31, 2025. This Rights Agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The Rights Agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the Rights Agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended September 30, 2024, none of our directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

4.1	Common Warrant, dated September 18, 2024, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

4.2	Pre-Funded Warrant, dated September 18, 2024, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

4.3

Amendment No. 4 to Rights Agreement, dated as of November 1, 2024, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2024 and incorporated herein by reference.

10.1

Placement Agency Agreement dated September 16, 2024, between the Company and Roth Capital Partners, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.2

Securities Purchase Agreement, dated September 16, 2024, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.3

Form of Amended Series A-1 Common Warrant, dated September 18, 2024 (originally entered into on November 9, 2023), between the Company and certain warrant holders, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.4

Form of Amended Series A-2 Common Warrant, dated September 18, 2024 (originally entered into on November 9, 2023), between the Company and certain warrant holders, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.5

Form of Amended Series B-1 Common Warrant, dated September 18, 2024 (originally entered into on November 9, 2023), between the Company and certain warrant holders, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.6

Form of Amended Series B-2 Common Warrant, dated September 18, 2024 (originally entered into on November 9, 2023), between the Company and certain warrant holders, filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.7

Form of Amended Warrant, dated September 18, 2024 (originally entered into on April 15, 2024), between the Company and certain warrant holders, filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

10.8

Form of Amended Warrant, dated September 18, 2024 (originally entered into on July 1, 2024), between the Company and certain warrant holders, filed as Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on September 18, 2024 and incorporated herein by reference.

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

APTEVO THERAPEUTICS INC.

Date: November 7, 2024	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer