Form 10-K
period 2024-12-31
Aptevo Therapeutics Inc.
filed 2025-02-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.2 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2024, the last trading day of the fiscal quarter.

Excludes an aggregate of 119 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 14, 2025, the number of shares of Registrant’s common stock outstanding was 1,458,445.

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

Item 1. Business.

OVERVIEW

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig is a CD3xCD123 T cell engager currently being clinically evaluated in the RAINIER trail, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR® modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX® modular protein technology platform. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. We have also developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. The structural differences of ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells. We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development.

STRATEGY

We seek to grow our business by, among other things:

Advancing our lead clinical blood cancer candidate, mipletamig, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. Based on the positive results from our Phase 1 dose escalation and dose expansion studies, we are conducting a dose optimization Phase 1b/2 trial, RAINIER, in frontline AML patients who are receiving a combination of mipletamig and the standard of care (venetoclax + azacitidine) for patients who are unfit for intensive chemotherapy to assess safety and efficacy of mipletamig and to determine a recommended Phase 2 dose (RP2D). Positive initial results from the frontline RAINIER trial show continued favorable efficacy and safety outcomes similar to those observed in the completed dose expansion phase of the trial. These results showed a 100% complete remission (CR) rate in the first cohort, including one patient who experienced complete remission with no minimal residual disease (MDR-negative). All patients achieved remission within thirty (30) days of the start of treatment. Cohort 2 of the frontline RAINIER trial is currently enrolling.

Advancing our lead solid tumor candidate, ALG.APV-527, developed in partnership with Alligator Bioscience AB (Alligator), in the clinic. Aptevo and Alligator continue to investigate ALG.APV-527 for the treatment of multiple solid tumor types with 5T4-tumor expressing antigens. Preliminary results from the first five (5) cohorts that included nineteen (19) patients showed that 58% of patients achieved a best response of stable disease. Positive safety (no liver toxicity, a common and potentially serious side effect associated with similar treatments), tolerability, and clinical activity. ALG.APV-527 targets the 4-1BB co-stimulatory receptor (on T lymphocytes and NK cells) and 5T4 (solid tumor antigen) and is designed to promote anti-tumor immunity. Aptevo believes this compound has the potential to be clinically important because 4-1BB can stimulate the immune cells (tumor-specific T cells and NK cells) involved in tumor control, making 4-1BB a particularly compelling target for cancer immunotherapy.

Continued development and advancement of our preclinical candidates, APVO603 (targeting 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family), APVO442 (targeting Prostate Specific Membrane Antigen (PSMA), a tumor antigen that is highly expressed on prostate cancer cells and CD3), and APVO711 (an anti-PD-L1 x anti-CD40 compound). We continue to advance APVO711, APVO603 and APVO442 through preclinical and IND-enabling studies. In January 2023, we filed a provisional patent with the U.S. Patent and Trademark Office (USPTO) pertaining to APVO711. In January 2024, the provisional patent was amended to include new preclinical data and a patent application under the Patent Cooperation Treaty ("PCT") pertaining to APVO711, which has the potential to treat a range of solid malignancies such as head and neck cancer. APVO711 is a dual mechanism bispecific antibody candidate that is designed to provide synergistic stimulation of CD40 on antigen presenting cells while simultaneously blocking the PD-1/PD-L1 inhibitory pathway to potentially promote a robust anti-tumor response. Preclinical studies are planned to further evaluate the mechanism of action and efficacy of APVO711.

Development of novel bispecific and multi-specific proteins for the treatment of cancer using our ADAPTIR and ADAPTIR-FLEX platforms. We have expertise in molecular and cellular biology, immunology, oncology, pharmacology, translational sciences, antibody engineering and the development of protein therapeutics. This includes target validation, preclinical proof of concept, cell line development, protein purification, bioassay and process development and analytical characterization. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional monospecific, bispecific, and multi-specific protein immunotherapies for development, potentially with other collaborative partners, to exploit the potential of the ADAPTIR and ADAPTIR-FLEX platforms. We will select novel candidates that have the potential to demonstrate proof of concept early in development. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need. Bispecific therapeutics are increasingly recognized as potent anti-cancer agents. Sixteen new bispecific agents have been approved for use by the FDA in the last three years and there is a total of 125 bispecific drug candidates currently in development. We believe our candidates in development and our future molecules derived from our ADAPTIR and ADAPTIR-FLEX platforms will be highly competitive in the market as they are rationally designed for safety and tolerability as well as efficacy.

Establishing collaborative partnerships to broaden our pipeline and provide funding for research and development. We intend to pursue collaborations with other biotechnology and pharmaceutical companies, academia, and non-governmental organizations to advance our product portfolio.

PRODUCT CANDIDATES AND PLATFORM TECHNOLOGY

PIPELINE

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

PROGRAM (Target)	POTENTIAL INDICATION(S)	PRECLINICAL	PHASE 1 (First-in-Human)	PHASE 2	NOTES
CLINICAL PROGRAMS	**Mipletamig (Formerly APVO436)** (CD3 x CD123)	Frontline AML				RAINIER Phase 1b/2 frontline AML trial enrolling* Orphan Drug Designation
	ALG.APV-527** (4-1BB x 5T4)	NSCLC, Head & Neck, Colorectal, Pancreatic, Breast, Other Solid Tumors				Phase 1 dose escalation part concluding
PRE-CLINICAL PROGRAMS	**APVO711** (PD-L1 x CD40)	Multiple solid tumors				Preclinical studies ongoing
	APVO603 (4-1BB x OX40)	Multiple solid tumors				IND enabling studies ongoing
	APVO442 (PSMA x CD3)	Prostate Cancer				IND enabling studies ongoing

***Partnered with Alligator Bioscience*

Product Candidates

Our pipeline includes investigational clinical and preclinical stage anti-cancer drug candidates with potential for treating hematologic malignancies in addition to solid tumors.

Mipletamig bispecific AML candidate

Mipletamig is a bispecific ADAPTIR that is designed to engage CD3 and CD123 to redirect T cells to destroy leukemia cells expressing the target CD123 molecule on their surface. This antibody-like recombinant protein therapeutic candidate is designed to simultaneously engage both leukemia cells and T cells of the immune system. T cells become activated via CD3 when crosslinked to CD123 resulting in the destruction of CD123-expressing cells. Importantly, CD123 is not only expressed on the leukemic blast cells but is also expressed on leukemic stem cells. Mipletamig has been engineered using our proprietary ADAPTIR platform technology and is uniquely designed to reduce the likelihood and severity of cytokine release syndrome (CRS).

Mipletamig has received orphan drug designation ("orphan status") for the treatment of AML from the U.S. Food and Drug Administration (FDA).

We have completed a Phase 1a dose escalation trial to evaluate mipletamig as a single agent monotherapy treatment and a Phase 1b dose expansion clinical trialto evaluate mipletamig in adult patients with AML as monotherapy as well as in combination with current standard-of-care therapies. Additionally, we have initiated a Phase 1b/2 trial, starting with a dose optimization study in frontline patients receiving mipletamig in combination with the standard of care for patients who are ven naïve and unfit for intensive chemotherapy (venetoclax and azacitidine).

Monotherapy Efficacy and Safety Data

Mipletamig was explored as a single agent monotherapy treatment in the Phase 1a dose escalation trial as well as in cohorts 3 and 5 of the Phase 1b dose expansion trial. We saw the following clinically meaningful results in a heterogenous AML patient population from our monotherapy efforts:

Phase 1a Dose Escalation Trial

•
Approximately 1/2 of evaluable monotherapy patients in the dose escalation trial (49%) experienced clinical benefit (CR, CRi MLFS, PR or SD; 19 of 39 evaluable AML patients).
•
Over 1/3 of evaluable monotherapy patients (36% - 12 of 33 evaluable patients) experienced substantial AML blast reductions (range of 17% to 88% reduced) compared to baseline. These results show clinical activity with single agent mipletamig in a heterogenous patient population and would not be achieved without the presence of an active drug.
•
Two complete remissions were observed, one at the 12 mcg and the other at the 18 mcg dose level, which aligned with the two largest % reductions in AML blast counts.
•
Common adverse events included cytokine release syndrome (CRS, 26%) and infusion-related reactions (IRR, 30%), with most events being low-grade and manageable in the clinic.

Phase 1b Dose Expansion Trial

•
In Cohort 3, 100% of patients experienced clinical benefit: of four evaluable patients who had AML and were treated with mipletamig as a single agent, one patient achieved MLFS and three achieved SD as their best overall response.
•
In Cohort 5 (CR upon enrollment based on design criteria), two enrolled patients maintained their disease status as best overall response compared to baseline for two months and three months.
•
Of the 44 evaluable patients enrolled in the dose expansion, 5 subjects experienced SAEs of IRR, CRS, CRS related to cardiovascular complications, neuro-toxicity, and infection-associated sepsis.

In addition, in Cohort 2 of the Phase 1b dose expansion trial, one patient completed 4 cycles of the triple combination of venetoclax + azacitidine + mipletamig per study protocol and then received mipletamig only as single agent administration (monotherapy treatment) for the last 4 cycles. This patient maintained their remission status during the last 4 cycles (about 4 months) while receiving mipletamig only as a single agent administration and the moved to another therapy as required by the study protocol.

These results clearly demonstrate clinical activity of mipletamig as a single agent establishing a strong foundation for combination strategies. This includes efficacy data as monotherapy in the dose escalation as well as for the expansion. The latter includes the monotherapy data and data using combinations with standard of care.

Combination Efficacy and Safety Data (in Combination with Venetoclax + Azacitidine)

Phase 1b Dose Expansion Trial

Mipletamig was generally well tolerated, with the highest response rate of 82% composite clinical remission (Composite CR) and 73% complete remission/complete remission with incomplete hematologic recovery (CR/CRi) observed in Cohort 2 in venetoclax naïve patients, where we saw 91% clinical benefit.

The table below shows response type for patients in cohort 2 of the dose escalation trial that evaluated mipletamig in combination with standard of care therapies venetoclax + azacitidine. The table below shows clinical outcomes for all patients and outcomes for those who are venetoclax naïve, which is the focus of RAINIER in a frontline patient only population.

Response Type	Patient Type
	All	Ven-naive
# Patients enrolled	19	12
# Patients evaluable	16	11
CR, n	5	5
CRi, n	3	3
MLFS, n	1	1
SD, n	3	1
Clinical benefit rate %	75%	91%
Composite CR %	56%	82%
CR/CRi %	50%	73%
CR %	31%	45%

CR: Complete remission, CRi: Complete remission with incomplete hematologic recovery, MLFS: Bone marrow complete remission, SD; Stable disease, CBR: (Clinical benefit rate) consists of CR, CRi, MLFS and SD, Composite CR: Consists of CR, CRi and MLFS

A potential complication associated with treatment using CD3 T cell-engaging bispecifics is a systemic inflammatory response known as CRS. CRS may occur within minutes to hours after infusion of the T cell-engager or emerge as a delayed onset complication after several days. Clinical manifestations of CRS may range from mild to severe including hypotension, hypoxia, and uncontrolled systemic inflammatory response with circulatory collapse, vascular leakage, peripheral and/or pulmonary edema, renal failure, cardiac dysfunction, heart failure, and fatal multiorgan system failure. Another form of systemic inflammation induced by T cell-engagers can cause is Hemophagocytic Lymphohistiocytosis (HLH)/Macrophage Activation Syndrome (MAS) which shares many clinical and laboratory features with CRS.

CRS cases occurred in some mipletamig patients in both the dose escalation and the dose expansion phases. Most CRS cases were mild to moderate and clinically manageable without having to interrupt treatment. Mipletamig-treated patients who experienced CRS were effectively treated using standard CRS treatments, which includes the use of tocilizumab and dexamethasone, combined with standard supportive care. These cases were mostly mild and treatable in the clinic and outperformed the benchmarks from literature.

On November 26, 2019, the FDA granted Orphan Drug Designation for mipletamig to treat acute myeloid leukemia, which grants the Company potential exclusive marketing and development rights, as well as eligibility for market exclusivity upon FDA approval of mipletamig.

The RAINIER Trial (Ongoing)

We believe that the data from the dose expansion supports continued development of mipletamig for frontline patients who are not fit for high intensity chemotherapy and are candidates for the standard of care combination with venetoclax + azacitidine.

RAINIER, a frontline AML study, is a Phase 1b/2 dose optimization, multi-center, multi-cohort, open label study of up to 39 patients (adults aged 18 or older, newly diagnosed with AML who are not eligible for intensive induction chemotherapy) who are being treated across five dose levels ranging from 9 mcg – 140 mcg in combination with the standard of care for this patient type, venetoclax + azacitidine. Phase 1b consists of 28-day cycles of treatment in five sequential cohorts and will be followed by a Phase 2 study designed to further explore safety and efficacy at a defined dose level.

In Cohort 1 of the RAINIER frontline AML Phase 1b trial, 100% of patients achieved remission within 30 days, including one patient who experienced complete remission with MRD-negative status. These results build on data from the prior trial, in which 100% of frontline patients also achieved remission. Remission is considered to be CR and CRi.

ALG.APV-527 bispecific solid tumor candidate

ALG.APV-527 is a novel investigational bispecific ADAPTIR candidate, developed in partnership with Alligator Bioscience AB (Alligator), with a mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in several types of solid tumors. 4-1BB, a co-stimulatory receptor on T cells, is known to enhance the immune response to cancer through activation of tumor-specific T cells, as well as tumor-killing NK cells, and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen, including malignant pleural mesothelioma, non-small cell lung, gastric/gastro-esophageal, head and neck squamous cell carcinoma, pancreatic, renal, ovarian, prostate, breast, cervical, colorectal, endometrial, and bladder cancers.

4-1BB is a particularly compelling target for cancer immunotherapy. We designed ALG.APV-527 to overcome limitations of the 1st generation 4-1BB monospecific antibodies by improving the specificity as it requires 5T4-dependent crosslinking for 4-1BB signaling on T and NK cells at the tumor site.

Aptevo and Alligator continue to advance ALG.APV-527 for the treatment of solid tumors and initiated a first-in-human study started in the first quarter of 2023. We are currently completing the escalation phase and planning for the expansion phase.

The ALG.APV-527 Phase 1 dose escalation trial is a multi-center, multi-cohort, open-label dose-escalation trial that includes administration of ALG.APV-527 in up to six escalating dose levels in a 3+3 design*. The trial is enrolling adult patients with multiple solid tumor types/histologies likely to express the 5T4 antigen. ALG.APV-527 will be given intravenously once every two weeks. The trial is assessing the safety and tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity of ALG.APV-527. (*The 3+3 design proceeds in cohorts of three patients treated at increasing dose levels. Dose escalation stops if at least two out of three or six patients experience dose limiting toxicities (DLTs) at that dose level.).

Clinical Highlights

Safety and Tolerability

•
ALG.APV-527 demonstrated positive safety and tolerability across all cohorts.
•
No serious liver toxicity, a common side effect of other 4-1BB targeting treatments that can cause patients to discontinue dosing, was observed.
•
A maximum tolerated dose has not been identified, highlighting the tolerability of the drug at high dose levels.

Clinical Activity/Efficacy

•
10 of 17 efficacy evaluable patients (59%) achieved stable disease (SD).
o
One colon cancer patient achieved SD for more than six months.
o
The longest SD duration was in a breast cancer patient who entered the study with progressive disease, achieved stable disease and remained on study for >12 months. This patient successfully transitioned to a higher dose level twice.
o
One colon cancer patient achieved SD for more than six months.
o
A prostate cancer patient has been on study for more than 4 months and remains in SD.

Evidence of biological activity of ALG.APV-527

•
ALG.APV-527 could be measured in all patients. Serum concentrations of ALG.APV-527 were proportional to the administered dose.
•
Analysis of biomarkers in the serum of treated patients including soluble 4-1BB (surface protein found on certain immune cells) confirm biological activity of ALG.APV-527.
•
Analysis of biomarkers in biopsies (including the 5T4 target cells and CD8 T cancer killer cells are consistent with immune activation in the tumor microenvironment). This observation is consistent with ALG.APV-527's expected mechanism of action.

APVO603. APVO603 is a preclinical dual agonist bispecific ADAPTIR candidate designed to simultaneously target 4-1BB (CD137) and OX40 (CD134), both members of the TNF-receptor family. Dual targeting of 4-1BB and OX40 provides synergistic co-stimulation of immune cells with the potential to amplify the cytotoxic function of activated T cells and NK cells, potentially leading to robust anti-tumor responses. APVO603’s combined activation of both the 4-1BB and OX40 TNF receptors represents an attractive approach in potentially overcoming the immunosuppressive tumor microenvironment via promoting an important immunological cascade, enhancing T cell activation, prolonging T cell survival, and improving tumor cell killing. Of note, this product candidate is not dependent on any one tumor antigen and has the potential to treat multiple solid tumors. IND-enabling studies continue for APVO603.

APVO442. APVO442 is a novel bispecific candidate based on the ADAPTIR-FLEX platform technology. APVO442 is engineered to address treatment challenges associated with later stage and castration resistant prostate cancer with its unique design that enables precise tumor targeting while activating the immune system in a controlled manner. The molecule binds to Prostate-Specific Membrane Antigen (PSMA) on prostate cancer cells where it activates T cells within the tumor and enhances targeted tumor cell killing. This is notable because the approach reduces the risk of harm to healthy cells. Preclinical studies have shown that the molecule readily localizes to solid tumors by avoiding unwanted binding to immune cells circulating in the bloodstream. This approach helps the treatment focus on fighting the tumor itself while reducing the risk of widespread side effects, making it both safer and more effective.

APVO711. APVO711 is a bispecific checkpoint inhibitor with added functionality, targets PD-L1 and CD40, and is designed to function to synergistically induce a biological response. This is achieved by simultaneously engaging in two clinically validated T cell activating mechanisms: 1) blocking of PD-L1/PD-1 inhibitory pathway and 2) CD40 signaling augments APC maturation resulting in enhanced T cell stimulation. APVO711 is designed to activate CD40 only in the presence of PD-L1 binding for an improved safety profile. The Company believes APVO711 has the potential to positively impact the treatment paradigm of multiple solid tumor types for which there is currently significant unmet medical need.

APVO711 is currently progressing through preclinical evaluation intended to target a broad range of solid tumors. The Company continues to move this anticancer checkpoint inhibitor with added dual mechanism of action functionality toward the clinic. Key learnings to date include:

•
APVO711 imparts beneficial attributes to both antigen presenting cells and T cells that boost the immune response targeted at controlling tumor cells.
•
Experiments in cultured cells have confirmed that APVO711 enhances tumor cell killing by T cells.
•
In vivo studies have confirmed that APVO711 reduces the size of PD-L1-expressing tumors.

PLATFORM TECHNOLOGIES

Characteristics	Technology	
	ADAPTIR®	**ADAPTIR-FLEX®**
Drug Targeting	Binds up to two targets	Binds up to four targets
Genetic & Structural Format	Single gene that assembles into a homodimer based on an antibody backbone	Two genes that assemble into a heterodimer based on a mutated antibody backbone
Half-Life	Contains Immunoglobulin Gamma 1 Fc	
Effector Function	Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function	
Manufacturing	Antibody-like manufacturing processes	
Current Pipeline Candidates	Mipletamig (CD123 x CD3) ALG.APV-527 (41BB x 5T4) APVO603 (41BB x OX40) APVO711 (PD-L1 x CD40)	APVO442 (PSMA x CD3)

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

We view our expanding expertise in bispecific therapies as a pivotal strength in a rapidly evolving market. Since 2019, the bispecific category has witnessed remarkable progress, with 16 regulatory approvals reflecting growing confidence in these innovative treatments. This momentum underscores the transformative potential of bispecifics in addressing unmet needs.

Our position in the market is further solidified by a growing body of safety, tolerability, and clinical activity data for our clinical candidates, where results suggest our therapies demonstrate competitive, and in some cases superior, profiles compared to industry benchmarks. These outcomes reinforce our confidence in the potential impact of our therapies, positioning us as a leader in the bispecific oncology space.

Information from FDA.gov shows that 14 bispecifics were approved between 2009 and 2023. Of these, 11 were approved between 2020 and 2023. In 2024 three additional bispecifics were approved by the FDA.

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

We believe that ADAPTIR and ADAPTIR-FLEX are promising platform technologies within the rapidly growing field of immuno-oncology therapeutics. The structural differences between ADAPTIR and ADAPTIR-FLEX molecules and monoclonal antibodies allow for the development of new immunotherapies that engage disease targets in a novel manner and produce a unique signaling response. By customizing the binding domains of our molecules, we can select the desired potency, half-life, toxicity and stability/manufacturability. We have the potential to develop products with mechanisms of action including, but not limited to, redirected T cell cytotoxicity (RTCC), modulating signals through immunostimulatory or immunoinhibitory receptors and targeted cytokine delivery. We believe we can expand our ADAPTIR and ADAPTIR-FLEX platforms to generate monospecifics, bispecifics, or multi-specifics that target tumor antigens in combination with co-stimulatory molecules, including TNF-Receptor family members and other activating or inhibitory signaling receptors. We believe the ADAPTIR and ADAPTIR-FLEX platform technologies may prove to have advantages over other immunotherapies and other bispecific T cell engaging technologies. In preclinical studies, our data indicates that mipletamig, a RTCC ADAPTIR bispecific that binds CD123, may have high potency and activity at low doses with reduced cytokine release compared to other bispecifics targeting the same tumor antigen and CD3. The ADAPTIR and ADAPTIR-FLEX monospecifics, bispecifics, and multi-specifics can be produced using standard manufacturing practices. Further clinical and preclinical studies may not confirm the anticipated benefits of this platform.

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

Mipletamig: We anticipate that mipletamig would compete with other agents targeting both CD123 and non-CD123 that are in development for the treatment of AML if they are also approved. Competitors clinically developing antibody therapies targeting CD123 include: Affimed, ImmunoGen, Innate Pharma / Sanofi, Macrogenics / Gilead, MD Andersen CC / Xencor, Menarini Group, Molecular Partners / U of Bern, Lava, and Sanofi. Competitors developing non-CD123 antibody therapies include Novartis, Bio-Path, Shattuck Labs, Syros Pharma, Faron Pharma and ALX Oncology. Additionally, there are companies and institutions developing gene and CAR-T therapies that may potentially be competitive with mipletamig.

ALG.APV-527: This asset targets 4-1BB in a bispecific format when cross-linked with the tumor antigen 5T4. We anticipate that ALG.APV-527 would compete with bispecifics targeting 5T4 and 4-1BB, which are currently in preclinical development such as by Crescendo Biologics. Companies in clinical development with 5T4-targeting drugs include Biotecnol / Chiome Biosciences’ 5T4 x CD3 and a number of anti-drug conjugates (ADC). In addition, other competitors include clinical bispecifics targeting 4-1BB in combination with other targets such as FAP (Boehringer Ingelheim, Molecular Partners / Amgen, and Hoffmann-La Roche). PD-L1 x 4-1BB is currently in Phase 3 clinical development by BioNTech / Genmab and Pieris / Servier / Palvella. Another bispecific targets 4-1BB x HER2, which is in phase 2 clinical development by Pieris for treatment of HER2+ solid tumors.

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

COLLABORATIONS WITH ALLIGATOR BIOSCIENCE

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB, (Alligator), pursuant to which Aptevo R&D and Alligator are collaboratively developing ALG.APV-527, a lead bispecific antibody candidate simultaneously targeting 4-1BB (CD137).

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

The Collaboration Agreement also contains several points in development at which either party may elect to “opt-out” (i.e., terminate without cause), including at the completion of the Phase 1a and Phase 1b clinical trials, and, following a termination notice period, cease paying development costs for this product candidate, which would be borne fully by the continuing party. Following an opt-out by a party, the continuing party will be granted exclusive rights to continue the development and commercialization of this product candidate, subject to a requirement to pay a percentage of revenue received from any future commercialization partner for this product, or, if the continuing party elects to self-commercialize, tiered royalties on the net sales of this product by the continuing party ranging from the low to mid-single digits, based on the point in development at which the opt-out occurs. The parties have also agreed on certain technical criteria or “stage gates” related to the development of this product that, if not met, will cause an automatic termination and wind-down of the Collaboration Agreement and the activities thereunder, provided that the parties do not agree to continue.

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

In general, and where possible, we pursue patent protection in countries where we believe there will be a significant market for the corresponding product or product candidate. We generally do not seek patent protection in countries where we have reason to believe we would not be able to enforce patents. For instance, we tend to not file in countries that are frequently listed on the Priority Watch List of the Special 301 Report prepared by the Office of the United States Trade Representative, with the exception that we typically file patent applications in China. We may also decide to take a narrower filing approach for secondary and improvement type inventions as compared to inventions that are more foundational to our products. We do not seek patent protection in countries that are on the United Nations (U.N.) list of Least Developed Countries.

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

We have patents relating to the ADAPTIR platform issued in the United States, Australia, Canada, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. We also have applications pending in various territories including Brazil and Canada. We plan to continue to improve our ADAPTIR platform and to file patent applications on those improvements. Our decision as to where to file any new ADAPTIR improvement inventions will be based in part on the significance of the improvement. If patents issue on the pending ADAPTIR patent applications, the patent term for those patents are estimated to expire between 2027 and 2039. As our ADAPTIR platform technology evolves, we may decide to allow patent applications and patents to expire if they contain claims that are limited to aspects of the platform that are no longer of value to Aptevo.

ADAPTIR-FLEX, our heterodimer platform, is covered by patent application under the Patent Cooperation Treaty (PCT) that we filed in 2021, which was nationalized in 2023 in various countries and territories including the United States, Australia, Brazil, Canada, China, Europe, Japan, Mexico, New Zealand, Singapore, and South Korea. If patents claiming priority to the pending ADAPTIR-FLEX patent application are issued, the resulting patents are estimated to expire in 2041.

We own patent families directed to use of particular binding domains in the ADAPTIR and ADAPTIR-FLEX platforms. For instance, we have some patents that cover the use of an ADAPTIR therapeutic to target CD3. We also have pending patent applications that cover ADAPTIR therapeutics containing our preferred humanized CD3 binding domain polypeptide sequences.

Mipletamig. We nationalized our core patent family, which covers the mipletamig product candidate in various countries and territories including the United States, Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Macau, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Ukraine, and Vietnam.

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

U.S. Product Development for Therapeutics

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies according to Good Laboratory Practices (GLP);
•
submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;
•
performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, (GCP), to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;
•
preparation and submission to the FDA of biologics license application (BLA);
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP);
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

In addition, under the Pediatric Research Equity Act of 2003 (PREA) BLAs and supplements for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted for the relevant indication except that PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Marketing Approval - Biologics

Biologics License Application. All data obtained from a comprehensive development program, including research and product development, manufacturing, preclinical and clinical trials, labeling and related information are submitted in a biologics license application (BLA) to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In most cases, the submission of a marketing application is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances. By example, product candidates that are designated as orphan products, which are further described below, are not subject to application user fees unless the application includes an indication other than the orphan indication.

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

Once an application is accepted for filing, the FDA begins an in-depth substantive review. The Prescription Drug User Fee Act (PDUFA) establishes a two-tiered review system: Standard Review and Priority Review. When conducting Priority Review, the FDA has a goal to review and act on BLA submissions within six months from the date of the FDA’s acceptance for filing of the application, rather than the ten-month goal under a Standard Review. The FDA gives Priority Review status to product candidates that provide safe and effective therapies where no satisfactory alternative exists or to a product candidate that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.

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

In reviewing a BLA, the FDA may grant approval or deny the application through a complete response letter (CRL) if it determines the application does not provide an adequate basis for approval requesting additional information. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. Even if additional information outlined in a CRL is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

The receipt of regulatory approval often takes many years, involving the expenditure of substantial financial resources. The speed with which approval is granted often depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may also impose conditions upon approval. For example, it may require a Risk Evaluation and Mitigation Strategy (REMS) for a product. This can include various required elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks and/or restrictions on distribution and use, such as limitations on who may prescribe or dispense the drug. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks.

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

Designated Platform Technology. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA) a platform technology incorporated within or utilized by a biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed product, or a sponsor that has been granted a right of reference to data submitted in the application for such product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a product will be developed or reviewed by the FDA more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

Breakthrough Therapy. Under the provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA) the FDA may designate a product as a breakthrough therapy if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are also eligible for accelerated approval. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. The FDA may rescind breakthrough therapy designation if the product candidate does not continue to meet the criteria for such designation.

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

Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. On November 26, 2019, FDA granted Orphan Drug Designation to mipletamig, a bispecific antibody candidate, for the treatment of acute myelogenous leukemia.

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

Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list their manufactured products, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. Manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security (CARES) Act to include the volume of drugs produced during the prior year. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Physicians, in their independent professional medical judgment, however, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Certain additional restrictions on advertising and promotion exist for products that have boxed warnings in their approved package inserts The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

Biosimilars and Exclusivity. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Patent Term Restoration If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’ approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

Regulation in the European Union. Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (CTR) repealed the Clinical Trials Directive 2001/20/EC, as amended (CTD) on January 31, 2022, subject to a three-year transition period. The CTR makes it possible within the EU for sponsors to submit a single harmonized electronic submission via a single online platform known as the Clinical Trials Information System (CTIS) for approval to conduct a clinical trial in several European countries and have a single assessment process for clinical trials conducted in multiple member states. Under the CTR, sponsors can use the CTIS from January 31, 2022 but are not obliged to use it immediately, in line with a three-year transition period Sponsors may use CTIS to apply to conduct a clinical trial under the CTR or may choose to apply to conduct a trial under the CTD until January 30, 2023 From January 31, 2023, sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA. From January 31, 2025, any trials approved under the CTD that continue running will need to comply with the CTR and their sponsors must have recorded information on such trials in CTIS.

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

Our operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act (FCPA) which prohibits corporations and individuals from directly or indirectly paying, offering to pay, or authorizing the payment of anything of value to any foreign government official or employee, or any foreign political party or political candidate in an attempt to obtain or retain business or to otherwise influence such official, employee, party or candidate in his or her or its official capacity. Our operations are also subject to compliance with the U.K. Bribery Act of 2010, which applies to activities both in the public and private sector, Canada’s Corruption of Foreign Public Officials Act and similar laws and industry codes in other countries where we do business.

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

HUMAN CAPITAL

Employees and Office Location

We employed 37 full-time and 5 contract persons as of December 31, 2024. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationships with our employees are positive.

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
Professionalism
o
Act respectfully with all;
o
Deal with each other directly, clearly, and transparently; and

o
Routinely seek feedback and receive it maturely.
•
Ownership
o
Work towards objectives with focus and speed without sacrificing quality;
o
Approach our work like business owners; and
o
Invest with the best interest of the Company in mind.
•
Empowerment
o
Assume all employees are capable and collegial adults;
o
Leaders enable employees to accept delegation; and
o
Bureaucracy and administrative tasks must be justified.

We consider these values to be an integral part of our corporate goal setting and review process. We believe in empowering our employees and consider them as owners of the business. We treat each other with respect and maintain a high level of professionalism and accountability. Our Board of Directors and executive team continue to monitor and focus on our human capital resources to ensure we live by our core values.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion (DEI) is of great importance to our culture, day-to-day operations, and future success. We are an equal opportunity employer, and we are committed to fostering DEI within our work environment and beyond. We believe DEI promotes our business growth, drives innovation in the therapeutic product candidates we develop, and in the way we solve problems. Our efforts are focused on hiring and retaining qualified candidates, and promoting a supportive and inclusive working environment for all of our employees. We are resolute on our commitment to the development and fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering DEI is a key element to discovering, developing, and bringing transformative therapies to patients. As of December 31, 2024, 49% of our workforce and 46% of our leadership (at the Director level and above) were female. In addition, 38% of our workforce and 38% of our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

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

Health & Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2024. The Company maintains a hybrid working environment. Our essential employees, which mainly include our research and development team, work onsite, and non-essential employees work remotely or hybrid. We equip our employees working remotely or hybrid with necessary equipment and tools to continue to collaborate and remain productive.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, interest rates, market volatility, bank failure, economic uncertainty, such as the impact from changing economic policies, tariffs and supply chain constraints.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the year ended December 31, 2024, we had net loss of $24.1 million compared to $17.4 million for the same period in 2023. As of December 31, 2024, we had an accumulated deficit of $247.6 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update (ASU 2014-15) requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements in this Form 10-K, substantial doubt is deemed to exist about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement and exercise of warrants. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-K, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2024, we had cash and cash equivalents in the amount of $8.7 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation, cost of capital and the impact from the changes in economic policies and regulations, such as tariffs.

Further, changing circumstances, some of which may be beyond our control, such as macroeconomic conditions, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including fluctuating interest rates, economic uncertainty and volatility in the capital market, changing economic policies such as tariffs, geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. On August 4, 2023, we completed a public offering related to the issuance and sale of 4,959 shares of common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received net proceeds of $4.3 million. On November 9, 2023, we entered into a warrant inducement agreement to exercise for cash 8,725 existing common warrants issued on August 4, 2023, and issue 3,805 Series A-1, 3,805 Series A-2, 4,920 Series B-1 and 4,920 Series B-2 common warrants, for which we received net proceeds of $3.0 million. On April 15, 2024, we completed a public offering related to the issuance and sale of 91,891 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $4.0 million in net proceeds. On July 1, 2024, we completed a registered direct offering (the "July Registered Direct Offering") related to the issuance and sale of 144,318 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $2.3 million in net proceeds. On September 18, 2024, we completed a registered direct offering (the "September Registered Direct Offering") related to the issuance and sale of 245,699 shares of our common stock (or pre-funded warrant in lieu thereof, all of which have since been exercised) and received $2.5 million in net proceeds. On December 12, 2024, we entered into a warrant inducement agreement with certain warrant holders to exercise for cash 823,544 common warrants issued in our previous offerings and issue 1,647,088 common warrants, for which we received net proceeds of $5.6 million. Future issuances of common stock may include, but not be limited to, (i) the issuance of the remaining outstanding shares of common stock upon the exercise of warrants issued in connection with our August and November 2023 and April, July, September and December 2024 offerings of common stock and warrants that would result in gross proceeds of $16.5 million, and (ii) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Our Shelf Registration Statement on Form S-3 expired on December 18, 2023. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to a shelf registration statement on Form S-3. Prior to expiration of our Shelf Registration Statement, on March 29, 2022, we filed an amendment to the prospectus related to the Shelf Registration Statement on Form S-3 filed on December 14, 2020 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updated the amount of registered shares that we were eligible to sell. So long as the aggregate market value of our common stock held by non-affiliates was less than $75 million, we would not be permitted to sell any registered shares under such Shelf Registration Statement on Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the then-current public float of our common stock. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by the SEC staff.

Our business is affected by macroeconomic conditions, including fluctuating inflation rates, interest rates, market volatility, economic uncertainty, and supply chain constraints.

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

As of December 31, 2024, we had approximately $173.9 million and $70.8 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. The Company is in the process of completing an IRC Section 382/383 study through December 31, 2024 on its federal and state tax attributes. Based on the study, potential historical ownership changes have been identified, including a potential ownership change in December 2024. As a result of the potential December 2024 ownership change, there may be a permanent limitation on our ability to use approximately $14 million of federal and state net operating loss carryforwards and approximately $7 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of $173.9 million and $70.8 million, respectively. The federal net operating loss carryforwards will begin to expire, if not utilized, beginning in 2037, and the state net operating loss carryforward will begin expiring in varying periods. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. However, federal net operating loss carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension or political events, such as changing economic policies, including tariffs, a deterioration in the bilateral relationship between the US and China, the rising conflict in the Middle East, or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies. Severe global economic and societal disruptions and uncertainties, such as reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the biologics license application (BLA) for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from non-clinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. The regulatory authorities and policies governing the development of our product candidates may also change at any time. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S.

regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

We may not be able to file investigational new drugs (INDs), or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

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

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, research sites, contract research organizations (CROs) and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so. For example, Dr. Dirk Huebner, Chief Medical Officer, is providing clinical trial and medical affairs oversight duties as an independent consultant. We rely heavily on Dr. Huebner and these other third parties for successful execution and oversight of our clinical and non-clinical trials, but we do not exercise day to day control over their activities.

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

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices (GCPs) and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from circumstances out of our control, could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and preclinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the Trump administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, such as the proposed cap on CRO indirect cost reimbursements by the National Institute of Health (NIH), or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our clinical trial sites that rely on collaborations with university hospitals and research institutions funded in whole or in part by NIH grants, our future customers and accordingly, our financial operations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) and their respective implementing regulations mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to "business associates", or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the CPRA), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. There are many other state-based data privacy and security laws and regulations that may impact our business, including Montana Consumer Data Privacy Act, Oregon Consumer Privacy Act, and the Texas Data Privacy and Security Act that became effective in 2024 as well as several laws that are and will be effective in 2025. We cannot determine the impact such future laws, regulations and standards may have on our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and December 31, 2024, the reported closing price of our common stock has fluctuated between $3.88 and $182,290.42 per share (as adjusted to reflect our 1-for-44 and 1-for-37 reverse stock splits of our outstanding common stock that were effective on March 5, 2024, and December 3, 2024, respectively). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical tension or political events, including the impact from the results of the war in Ukraine and the conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation and interest rates, reduced consumer confidence and changing economic policies, such as tariffs. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

On June 25, 2024, the Company received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). On December 3, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-37 reverse stock split of our outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on December 3, 2024 at 5:01 p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on December 4, 2024. On December 18, 2024, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of our common stock was at least $1.00 per share, and accordingly, we regained compliance with the Bid Price Requirement, and that the matter is now closed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company’s Board of Directors (the Board) is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (NIST) and are included in the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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

Holders of Common Stock

As of February 14, 2025, we had 1,458,445 shares of common stock outstanding held by 8 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends for the foreseeable future.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2024.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig is a CD3xCD123 T cell engager currently being clinically evaluated in the RAINIER trail, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform. Both platforms are wholly owned by Aptevo and enable us to efficiently design and create new molecules, supporting pipeline growth.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. We have also developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. The structural differences of ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells. We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development.

Recent Developments

•
On August 13, 2024, we launched RAINIER, a dose optimization trial evaluating mipletamig in combination with standard of care venetoclax + azacitidine in frontline AML patients who are unfit to receive intensive high dose chemotherapy. RAINIER results reported to date include:
o
100% of patients in Cohort 1 of RAINIER achieved remission within 30 days.
o
One patient experienced complete remission with MRD-negative status.
o
Favorable safety profile consistent with prior trials, showing limited incidences of CRS, a common and often dose limiting side effect seen in similar therapies.
o
Phase 1b dose expansion combination therapy trial in which 100% of frontline patients also achieved CR and CRi.

o
Phase 1a dose escalation monotherapy trial in which 36% of evaluable patients experienced substantial leukemic blast reduction to a clinical meaningful degree compared to baseline (range of 17% to 88% reduction), providing evidence of the pharmacodynamic effect of the drug.
o
The Company anticipates providing multiple data readouts in 2025 and plans to present at the American Society of Hematology meeting late in the year
•
On November 11, 2024, we announced interim data from the ALG.APV-527 Phase 1 dose escalation study evaluating the drug for the treatment of multiple solid tumor types likely to express tumor antigen 5T4. ALG.APV-527 is being developed in partnership with Alligator Bioscience.
o
Key trial data:
▪
10 of 17 efficacy evaluable patients (59%) achieved SD.
▪
The longest duration of stable disease SD was in a breast cancer patient who entered the study with progressive disease, achieved SD and remained on study for >12 months. This patient successfully transitioned to a higher dose level twice.
▪
One colon cancer patient achieved SD for more than six months.
▪
One prostate cancer patient has been on study for more than four months and remains in SD.
o
Safety results include limited incidence, and no severe cases of liver toxicity, a common and often dose limiting side effect seen in similar treatments.
o
The data was presented at both the European Society for Medical Oncology Congress and the Society of Immunotherapy of Cancer Conference in 2024.

Results of Operations

The accompanying consolidated financial statements include discontinued operations from the sale of business products and segments. See Note 2 – Discontinued Operations to the accompanying consolidated financial statements for additional information.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For the year ended December 31, 2024, we had net loss of $24.1 million compared to $17.4 million net loss for the same period in 2023. As of December 31, 2024, we had $8.7 million in cash and cash equivalents.

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

Our research and development expenses by program for the years ended December 31, 2024 and 2023 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2024	2023
Clinical programs:
Mipletamig	$3,835	$5,154
ALG.APV-527	2,612	2,932
Total clinical programs	6,447	8,086
Preclinical program, general research and discovery
Preclinical program	2,753	3,322
General research and discovery	5,178	5,699
Total preclinical program, general research and discovery	7,931	9,021
Total	$14,378	$17,107

Research and development expenses decreased by $2.7 million, to $14.4 million for the year ended December 31, 2024 from $17.1 million for the year ended December 31, 2023. The decrease was primarily due to lower preclinical spending and lower mipletamig trial costs as we concluded our Phase 1b dose expansion study and initiated the Phase 1b/2 dose optimization study in August of 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2024, general and administrative expenses decreased by $1.6 million, to $10.2 million from $11.8 million for the year ended December 31, 2023. The decrease is primarily due to lower employee and consulting costs.

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and interest expense related to debt financing, which was paid off in Q1 2023.

Other Income, Net

Other income, net was $0.5 million for the year ended December 31, 2024 and other income, net was $0.6 million for the year ended December 31, 2023. The change in other income, net is primarily due to lower interest income from our money market funds.

Gain Related to Sale of Nonfinancial Asset

We recorded $9.7 million in other income for the year ended December 31, 2023, due to the sale of deferred payments and milestones to XOMA during 2023 (see Note 3).

Discontinued Operations

We did not record income from discontinued operations for the year ended December 31, 2024. For the year ended December 31, 2023, we recorded $1.2 million of contingent gain consideration from previous discontinued operations.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(23,785)	$(11,730)
Investing activities	—	—
Financing activities	15,595	5,998
Change in cash and cash equivalents	$(8,190)	$(5,732)

Net cash used in operating activities for the year ended December 31, 2024, was primarily due to our net operating loss of $24.1 million and changes in our working capital accounts. Net cash used in operating activities for the year ended December 31, 2023, was primarily due to our net operating loss of $17.4 million and changes in our working capital accounts, and was partially offset by $2.5 million HCR 2022 royalty milestone payment.

Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to the $8.9 million net proceeds received from the issuance of common stock and $6.7 million net proceeds received from the exercise of common warrants. Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to the $3.3 million proceeds received from the issuance of common stock, $3.0 million proceeds received from the exercise of pre-funded warrants, and $3.3 million gross proceeds received from the exercise of common warrants. This was offset by $3.5 million of repayments of the MidCap term loan, which included the remaining outstanding principal balance and loan prepayment fees.

Sources of Liquidity

Common Warrants

We have an aggregate of 1,671,417 common warrants outstanding from our registered direct and public offerings in August 2023, April 2024 and July 2024 and warrant inducement agreements in November 2023 and December 2024, for which we may receive up to an additional $16.5 million in gross proceeds if exercised. The following is a summary of outstanding common warrants at December 31, 2024:

	Warrants Outstanding	Weighted-Average Exercise Price	Proceeds if Exercised (in thousands)	Weighted-Average Remaining Term
August 2023	78	$1,009.36	$79	1.83
November 2023	948	379.32	360	2.13
April 2024	11,616	21.44	249	4.25
July 2024	11,687	8.60	101	4.58
December 2024	1,647,088	9.53	15,697	4.92
Total	1,671,417	$9.86	$16,486	4.91

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

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $8.7 million and an accumulated deficit of $247.6 million as of December 31, 2024.

For the year ended December 31, 2024, net cash used in our operating activities was $23.8 million.

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

We have a non-exclusive Commercial Platform License Agreement with OMT (OMT License Agreement) for certain transgenic rodents of OMT's OmniAb platform. Our OMT License Agreement obligates us to make milestone and royalty payments upon achievement of certain regulatory approvals and commercialization of our product candidates. mipletamig and APVO603 are the product candidates currently subject to this agreement. Pursuant to our agreement, we are required to make a $2.0 million milestone payment upon dosing the first patient in our Phase 2 clinical trial of mipletamig.

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Seattle, Washington

February 14, 2025

We have served as the Company’s auditor since 2020.

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,714	$16,904
Prepaid expenses	1,689	1,473
Other current assets	256	689
Total current assets	10,659	19,066
Property and equipment, net	543	895
Operating lease right-of-use asset	4,389	4,881
Total assets	$15,591	$24,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,053	$3,984
Accrued compensation	1,856	2,098
Other current liabilities	1,298	1,142
Total current liabilities	6,207	7,224
Other long-term liabilities	—	—
Operating lease liability	4,629	5,397
Total liabilities	10,836	12,621

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,458,443 and 11,958 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	84	61
Additional paid-in capital	252,248	235,607
Accumulated deficit	(247,577)	(223,447)
Total stockholders' equity	4,755	12,221
Total liabilities and stockholders' equity	$15,591	$24,842

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$(14,378)	$(17,107)
General and administrative	(10,224)	(11,771)
Loss from operations	(24,602)	(28,878)
Other income:
Other income from continuing operations, net	472	578
Gain related to sale of non-financial asset	—	9,650
Net loss from continuing operations	$(24,130)	$(18,650)
Discontinued operations:
Income from discontinued operations	$—	$1,239
Net loss	$(24,130)	$(17,411)

Basic and diluted net loss per share from continuing operations:
Basic	$(87.38)	$(2,481.70)
Diluted	$(87.38)	$(2,481.70)
Basic and diluted net loss per share:
Basic	$(87.38)	$(2,316.83)
Diluted	$(87.38)	$(2,316.83)
Shares used in calculation:
Basic	276,137	7,515
Diluted	276,137	7,515

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(24,130)	$(17,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,069	2,193
Depreciation and amortization	352	567
Non-cash interest expense and other	—	10
Changes in operating assets and liabilities:
Royalty receivable	—	2,500
Prepaid expenses and other current assets	217	153
Operating lease right-of-use asset	492	422
Accounts payable, accrued compensation and other liabilities	(1,017)	518
Long-term operating lease liability	(768)	(682)
Net cash used in operating activities	(23,785)	(11,730)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Payments of long-term debt, including fees	—	(3,467)
Value of equity awards withheld for tax liability	(1)	(10)
Proceeds from exercise of common warrants, net of issuance costs	5,563	3,047
Proceeds from issuance of common stock, net of issuance costs	10,036	6,428
Payments in lieu of fractional shares	(3)	—
Net cash provided by financing activities	15,595	5,998
Decrease in cash and cash equivalents	(8,190)	(5,732)
Cash and cash equivalents at beginning of period	16,904	22,636
Cash and cash equivalents at end of period	$8,714	$16,904

Supplemental Cash Flow Information
Warrant modification - incremental value	$472	$2,080
Fair value of December 2024 inducement transaction common warrants	$7,331	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	3,971	$48	$223,962	$(206,036)	$17,974
Common stock issued upon vesting of restricted stock units and exercised stock options	59	—	(10)	—	(10)
Issuance of common stock	5,587	9	6,419	—	6,428
Warrant inducement, net of issuance cost (1)	2,341	4	963	—	967
Warrant modification - incremental fair value	—	—	2,080	—	2,080
Stock-based compensation	—	—	2,193	—	2,193
Net loss for the period	—	—	—	(17,411)	(17,411)
Balance at December 31, 2023	11,958	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units and exercised stock options	94		(1)		(1)
Payment in lieu of fractional shares (2)	(46)	—	(3)	—	(3)
Issuance of common stock, net of issuance cost (3)	622,893	22	9,542	—	9,564
Warrant inducement, net of issuance cost	823,544	1	5,562	—	5,563
Warrant modification - incremental fair value (3)	—	—	472	—	472
Stock-based compensation	—	—	1,069	—	1,069
Net loss for the period	—	—	—	(24,130)	(24,130)
Balance at December 31, 2024	1,458,443	$84	$252,248	$(247,577)	$4,755

(1) Includes gross proceeds of $3.3 million less issuance costs of $2.3 million, which includes $2.1 million warrant modification incremental fair value.

(2) Payments were made in lieu of fractional shares in connection with the 1-for-44 and 1-for-37 reverse stock splits effected on March 5 and December 3, 2024, respectively.

(3) Includes gross proceeds of $11.5 million less issuance costs of $1.9 million, which includes $0.5 million warrant modification incremental fair value.

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs. Our clinical candidates, mipletamig and ALG.APV-527, and preclinical candidates, APVO603 and APVO711, were developed using our ADAPTIR™ modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX™ modular protein technology platform.

We are currently trading on the Nasdaq Capital Market under the symbol “APVO.”

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, and satisfaction of liabilities, and commitments in the normal course of business. For the year ended December 31, 2024, we had net loss of $24.1 million. We had an accumulated deficit of $247.6 million as of December 31, 2024. For the year ended December 31, 2024, net cash used in our operating activities was $23.8 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent expected milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising inflation and costs; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, fair value used for common warrant valuation and incremental borrowing rate (IBR) used for our lease. Given the global economic and geopolitical climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds with commercial banks and financial institutions.

Concentrations of Credit Risk

Financial instruments that potentially subject Aptevo to concentrations of credit risk consist primarily of cash and cash equivalents and certain investments. Aptevo places its cash and cash equivalents with high quality financial institutions and may maintain cash balances in excess of insured limits. Management believes that the financial risks associated with its cash and cash equivalents are minimal.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective and has been adopted for our fiscal year ended December 31, 2024.

Note 2. Discontinued Operations

The accompanying consolidated financial statements include discontinued operations from the sale of business products and segments.

The following table represents the components attributable to income from discontinued operations in the consolidated statements of operations (in thousands):

Year Ended December 31, 2023
Deferred payment from Medexus	$523
Gain on contingent consideration from release of escrow related to sale of Aptevo BioTherapeutics	163
Gain on contingent consideration from Kamada	553
Income from discontinued operations	$1,239

For the year ended December 31, 2024, we did not record income from discontinued operations. For the year ended December 31, 2023, we collected $0.5 million in deferred payments from Medexus related to IXINITY sales and $0.2 million related to funds released from escrow from the sale of Aptevo BioTherapeutics in 2020. Additionally, we received $0.6 million related to the sale of hyperimmune business to Saol (later acquired by Kamada, Ltd.) as a result of the collection of certain accounts receivable.

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

Note 4. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB (Alligator), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527.

We assessed the arrangement in accordance with ASC 606 – Revenue Recognition (ASC 606) and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements (ASC 808). In accordance with ASC 808, we concluded that because the Collaboration Agreement is a cost sharing agreement, there is no revenue.

For the years ended December 31, 2024 and 2023, we recorded approximately $2.2 million and $2.7 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

As of December 31, 2024 and 2023, we had $7.5 million and $13.2. million in money market funds, respectively, which are classified as Level 1 investments. The carrying amounts of our money market funds approximate their fair value. As of December 31, 2024 and 2023, we did not have any Level 2 or Level 3 assets or liabilities.

Note 6. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and investments in money market funds.

The following table shows our cash and cash equivalents as of December 31, 2024 and 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Cash	$1,181	$3,733
Cash equivalents	7,533	13,171
Total cash and cash equivalents	$8,714	$16,904

Note 7. Property and equipment, net

Property and equipment consist of the following:

	For the Year Ended December 31,
(in thousands)	2024	2023
Leasehold improvements	$2,228	$2,228
Furniture and equipment	12,260	12,260
Property and equipment, gross	14,488	14,488
Less: Accumulated depreciation	(13,945)	(13,593)
Total property and equipment, net	$543	$895

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.4 million and $0.6 million, respectively.

Note 8. Leases and Contingencies

Office Space Lease – Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington. This lease was amended in March 2019 to extend the term through April 2030 and provide two options to extend the lease term, each by five years, as well as a one-time option to terminate the lease in April 2023, with nine months’ notice. We had previously determined at lease inception and as of the May 26, 2022, amendment date that we should not include any periods after the termination option when evaluating this amendment as we were not reasonably certain to not exercise the option, therefore we recorded our liability through April 30, 2023.

As of December 31, 2024, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the years ended December 31, 2024 and 2023, we recorded $0.9 million and $0.8 million, respectively, related to variable expense due to true ups of operating costs or real estate taxes.

Equipment Leases - Operating and Financing

As of December 31, 2024, we did not have any operating or financing leases for equipment.

Components of lease expense:

	For the Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$1,187	$1,187
Total lease cost	$1,187	$1,187

Right-of-use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2024	2023
Seattle office lease, including amendment	$4,389	$4,881
Total operating leases	$4,389	$4,881

Lease payments:

	For the Year Ended December 31,
(in thousands)	2024	2023
For operating leases	$1,376	$1,147

Future minimum payments as of December 31, 2024 are as follows:

(in thousands)
2025	$1,376
2026	1,376
2027	1,376
2028 and beyond	3,211
Total Future minimum lease payments	7,339
Less: imputed interest	(1,941)
Total	$5,398

As of December 31, 2024, the long-term and current portion of the lease liabilities were $4.6 million and $0.8 million, respectively. As of December 31, 2023, the long-term and current portion of the lease liabilities were $5.4 million and $0.7 million, respectively.

As of December 31, 2024, the weighted-average remaining lease term and weighted discount rate for operating leases was 5.3 years and 12.03%, respectively. As of December 31, 2023, the weighted-average remaining lease term and weighted discount rate for operating leases was 6.3 years and 12.03%, respectively.

Note 9. Reverse Stock Split

On February 5 and October 25, 2024, we held Special Meetings of the Stockholders (together, the "Special Meetings") at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors (the "Board"), a reverse split of Aptevo's common stock, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meetings. The specific 1-for-44 and 1-for-37 reverse split ratios were approved by the Board on February 27 and October 25, 2024, respectively. On March 4 and December 2, 2024, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-44 and 1-for-37, respectively, reverse stock split of the Company's outstanding common stock (together, the "Reverse Stock Splits"). The Reverse Stock Splits became effective on March 5 and December 3, 2024, respectively, at 5:01 p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on March 6 and December 4, 2024, respectively.

No fractional shares were issued as a result of the Reverse Stock Splits. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

We have adjusted all common stock and stock equivalent figures retroactively in this Form 10-K for all periods presented to reflect the Reverse Stock Splits.

Note 10. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding includes the shares held in abeyance resulting from the exercise of warrants because there is no consideration required for delivery of shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and restricted stock units ("RSUs") are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(24,130)	$(18,650)
Income from discontinued operations	—	1,239
Net loss	$(24,130)	$(17,411)

Basic and diluted net loss per share from continuing operations:
Basic	$(87.38)	$(2,481.70)
Diluted	$(87.38)	$(2,481.70)
Basic and diluted net income per share from discontinued operations:
Basic	$—	$164.87
Diluted	$—	$164.87
Basic and diluted net loss per share:
Basic	$(87.38)	$(2,316.83)
Diluted	$(87.38)	$(2,316.83)
Shares used in calculation:
Basic	276,137	7,515
Diluted	276,137	7,515

The following table represents all potentially dilutive shares:

	As of December 31,
	2024	2023
Warrants	1,671,417	18,859
Outstanding options to purchase common stock	328	352
Unvested RSUs	1,875	175

We use the treasury stock method when determining dilutive shares. For the year ended December 31, 2024 and 2023, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 11. Equity

August 2023 Public Raise

On August 4, 2023, we completed a public offering of common stock and warrant, as follows:

•
1,367 shares of common stock at a price of $1,009.36 per share.
•
$1,009.36 per pre-funded warrant, to purchase up to 3,592 shares of common stock at an exercise price of $0.001 per share and will not expire prior to exercise. As of December 31, 2024, all pre-funded warrants have been exercised.
•
4,959 Series A and 4,959 Series B common warrants (together, the "August 2023 Warrants") to purchase up to an aggregate of 9,918 shares of common stock at an exercise price of $1,009.36 per share. The Series A and Series B common warrants will expire on August 4, 2028 and February 4, 2025, respectively.

We received net proceeds of $4.3 million, net of transaction costs, as a result of this offering. As of December 31, 2024, there were 39 Series A and 39 Series B common warrants outstanding with an exercise price of $1,009.36 per share.

If such warrants are exercised, we will receive up to an additional $0.1 million in gross proceeds in connection with the warrants issued as part of the August 2023 public offering.

November 2023 Warrant Inducement

On November 9, 2023, we entered into a warrant inducement agreement (the "November 2023 Inducement Agreement") with certain holders of our August 2023 Warrants. Pursuant to the November 2023 Inducement Agreement, certain holders agreed to exercise for cash 3,805 Series A and 4,920 Series B common warrants at a reduced exercise price of $379.32. The Company also agreed to issue new common stock warrants to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the August 2023 Warrants as applicable. We received $3.3 million in gross proceeds from the exercise of these warrants less total issuance costs of $2.3 million. Issuance costs include banker and legal fees $0.2 million and non-cash warrant modification costs of $2.1 million. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the agreement. The Company recognized the $2.1 million modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants as an issuance cost of the warrant exercise. Additionally, pursuant to the November 2023 Inducement Agreement, we issued an aggregate of 17,450 Series A-1, Series A-2, Series B-1 and Series B-2 common warrants (together, the "November 2023 Warrants") with an exercise price of $379.32 per share. which were exercisable immediately following the date of issuance. The Series A-1 and Series B-1 common warrants were exercisable immediately following the date of issuance and have terms of four years and eight months and fourteen months, respectively. The Series A-2 and Series B-2 common warrants were exercisable following stockholder approval on February 5, 2024, and have terms of five years and 24 months, respectively.

As of December 31, 2024, there were an aggregate of 948 November 2023 Warrants outstanding with an exercise price of $379.32 per share. If such warrants are exercised, we will receive up to an additional $0.4 million in gross proceeds in connection with the warrants issued as part of the November 2023 Warrant Inducement.

April 2024 Public Offering

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received gross proceeds of $4.6 million, less total issuance costs of $0.6 million, which included the following:

•
25,045 shares of common stock and accompanying common warrants to purchase up to 50,090 shares of common stock at a public offering price of $49.95 per share; and
•
Pre-funded warrants to purchase up to 66,846 shares of common stock and accompanying common warrants to purchase up to 133,692 shares of common stock at a combined public offering price of $49.95 per pre-funded warrant, which is equal to the public offering price per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of December 31, 2024, all pre-funded warrants have been exercised.

The common warrants were exercisable immediately following the date of issuance and will expire in April 2029. As of December 31, 2024, we have 3,608 common warrants outstanding with an exercise price of $49.95 per share and 8,008 common warrants with an amended exercise price of $8.60 per share that were issued in connection with the April 2024 public offering (the "April 2024 Warrants").

If such warrants are exercised, we will receive up to an additional $0.2 million in gross proceeds in connection with the warrants issued as part of the April 2024 public offering.

July 2024 Registered Direct Offering

On July 1, 2024, we completed the July Registered Direct Offering with certain holders of our outstanding common warrants issued in connection with our previous offerings. We received $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July Registered Direct Offering. Pursuant to the July Registered Direct Offering, we issued the following:

•
97,877 shares of common stock and accompanying common warrants to purchase up to 195,754 shares of common stock at an offering price of $19.06 per share; and

•
Pre-funded warrants to purchase up to 46,441 shares of common stock and accompanying common warrants to purchase up to 92,882 shares of common stock at a combined offering price of $19.06 per pre-funded warrant, which is equal to the offering price of per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of December 31, 2024, all pre-funded warrants have been exercised.

The common warrants became exercisable immediately following stockholder approval on August 6, 2024, and will expire in August 2029. In connection with the July Registered Direct Offering, the Company amended 197,801 existing common warrants that were previously issued to certain investors such that these common warrants will have a reduced exercise price equal to $19.06 per share and include the same exercise price adjustments as the common warrants issued in the July Registered Direct Offering. These amended warrants became exercisable immediately following stockholder approval on August 6, 2024. As of December 31, 2024, we have 11,687 common warrants outstanding at an amended exercise price of $8.60 per share that were issued in connection with the July Registered Direct Offering (the "July 2024 Warrants").

If such warrants are exercised, we will receive up to an additional $0.1 million in proceeds in connection with the warrants issued in connection with the July Registered Direct Offering.

September 2024 Registered Direct Offering

On September 18, 2024, we completed the September Registered Direct Offering with certain holders of our outstanding common warrants issued in connection with our previous offerings. We received $3.0 million in gross proceeds less total issuance costs of $0.5 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.1 million. The Company recognized the $0.1 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the September Registered Direct Offering. Pursuant to the September Registered Direct Offering, we issued the following:

•
108,648 shares of common stock and accompanying common warrants to purchase up to 217,296 shares of common stock at an offering price of $8.60 per share; and
•
Pre-funded warrants to purchase up to 137,051 shares of common stock and accompanying common warrants to purchase up to 274,102 shares of common stock at a combined offering price of $8.60 per pre-funded warrant, which is equal to the offering price of per share of common stock less the $0.0001 per share exercise price of each such pre-funded warrant. As of December 31, 2024, all pre-funded warrants have been exercised.

The common warrants became exercisable immediately following the date of stockholder approval on October 25, 2024, and will expire in October 2029. In connection with the September Registered Direct Offering, the Company amended 319,544 existing common warrants that were previously issued to certain investors such that these common warrants will have a reduced exercise price equal to $8.60 per share and include the same exercise price adjustments as the common warrants issued in the September Registered Direct Offering. These amended warrants became exercisable immediately following stockholder approval on October 25, 2024. As of December 31, 2024, all common warrants in issued connection with the September Registered Direct Offering (the "September 2024 Warrants") have been exercised.

December 2024 Warrant Inducement

On December 12, 2024, we entered into a warrant inducement agreement (the "December 2024 Inducement Agreement") with certain holders of our August 2023 Warrants, November 2023 Warrants, April 2024 Warrants, July 2024 Warrants and September 2024 Warrants (together, the "Existing Warrants"). Pursuant to the December 2024 Inducement Agreement, certain holders agreed to exercise for cash 823,544 Existing Warrants at a reduced exercise price of $7.50 per share. The Company also agreed to issue new common stock warrants to purchase a number of shares of common stock equal to 200% of the number of shares of common stock issued upon exercise of the Existing Warrants, as applicable. Additionally, pursuant to the December 2024 Inducement Agreement, we issued 1,647,088 common warrants (the "December 2024 Warrants") with an exercise price of $9.53 per share which are exercisable immediately following the date of issuance and will expire in December 2029.

We received $6.2 million in gross proceeds from the exercise of these warrants less total issuance costs of $0.6 million, which includes banker and legal fees. The common warrants in connection with the December 2024 Warrant Inducement were equity classified. The fair value of existing common warrants immediately before and after were

$3.5 million and $3.6 million, respectively. The fair value of the newly issued warrants was $7.3 million. Given the common warrants were equity classified, the modified fair value of existing common warrants and the newly issued common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants.

As of December 31, 2024, there were 1,647,088 December 2024 Warrants outstanding with an exercise price of $9.53 per share.

If such warrants are exercised, we will receive up to an additional $15.7 million in gross proceeds in connection with the warrants issued as part of the December 2024 Warrant Inducement.

The following is a summary of common warrant activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2023	18,859	$754.19	2.99
Issued	2,610,926	13.25	4.80
Exercised	(958,152)	7.65	4.56
Expired	(216)	29,629.60	—
Outstanding at December 31, 2024	1,671,417	$9.86	4.91
Exercisable at December 31, 2024	1,671,417	$9.86	4.91

The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity, are recorded at fair value on the date of issuance and have no exercise contingency. For the years ended December 31, 2024, and 2023, the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2024	2023
Expected dividend yield	0.00%	0.00%
Expected volatility	113.70%	104.01%
Risk-free interest rate	4.98%	5.40%
Expected average life of warrants	5 years	1.2 - 5 years

Equity Distribution Agreement

The Company previously entered into an Equity Distribution Agreement with Piper Sandler (the "Equity Distribution Agreement") under which we could issue and sell through Piper Sandler shares of our common stock pursuant to a Registration Statement on Form S-3 (the "Shelf Registration Statement") which we filed on December 14, 2020, and expired in December 2023. We did not issue shares under the Equity Distribution Agreement in the year ended December 31, 2024. In the year ended December 31, 2023, the Company issued 448 shares of common stock at an average price of $3,678.74 under the Equity Distribution Agreement. We received $1.6 million in proceeds from the issuance of these shares.

Lincoln Park Purchase Agreement

On February 16, 2022, we entered into a Purchase Agreement ("2022 Purchase Agreement") and a Registration Rights Agreement with Lincoln Park (the "Registration Rights Agreement"). The 2022 Purchase Agreement and Registration Rights Agreement replaced the purchase agreement and registration rights agreement with Lincoln Park that we entered into on December 20, 2018. Under the 2022 Purchase Agreement, Lincoln Park committed to purchase up to $35.0 million of our Common Stock over a 36-month period commencing after the satisfaction of certain conditions, which are within our control, as set forth in the 2022 Purchase Agreement. The purchase price per share will be based on prevailing market prices; provided, however, that the prevailing market price is not below $1.00. We agreed to and issued 61 shares of our Common Stock to Lincoln Park for no cash consideration as an initial fee for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement.

We did not issue shares pursuant to Lincoln Park under the 2022 Purchase Agreement in 2024. For the year ended December 31, 2023, we issued 185 shares of our common stock to Lincoln Park under the 2022 Purchase Agreement and we received $0.5 million in proceeds from issuance of these shares.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 4, 2024, we entered into Amendment No. 4 to the Rights Agreement and extended the expiration of such agreement to October 31, 2025, and changed the exercise price to $70 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 2,844 shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 2,844 shares.

On June 7, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated 2018 SIP to increase the number of shares authorized for issuance under the 2018 SIP by 308 shares of common stock (adjusted for 1-for-44 and 1-for-37 reverse stock splits effective as of March 5 and December 3, 2024, respectively).

On June 7, 2024, at the 2024 annual meeting of the stockholders, our stockholders approved the Second Amended and Restated 2018 SIP (the "Second Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 4,460 shares of common stock (adjusted for 1-for-37 reverse stock split effective as of December 3, 2024). As of December 31, 2024, there are 2,844 shares available to be granted under the Second Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Research and development	$302	$684
General and administrative	767	1,509
Total stock-based compensation expense	$1,069	$2,193

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

Year Ended December 31, 2023

Expected dividend yield	0.00%
Expected volatility	103.63%
Risk-free interest rate	4.18%
Expected average life of options	5 years

The Company did not grant stock options for the year ended December 31, 2024. For the year ended December 31, 2023, management has applied an estimated forfeiture rate of 29%.

The following is a summary of option activity for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2023	352	$20,978.03	7.37
Granted	—	—	—
Exercised	—	—	—
Forfeited	(24)	11,891.52	—
Outstanding at December 31, 2024	328	$20,772.78	6.39
Exercisable December 31, 2024	267	$24,476.16	6.03
Vested and expected to vest at December 31, 2024	321	$21,142.28	6.35

As of December 31, 2024, we had $0.1 million of unrecognized compensation expense related to options expected to vest over a weighted-average period of 0.7 years. The Company did not issue options during the year ended December 31, 2024. The weighted-average grant date fair value per share of options granted during the year ended December 31, 2023 was $2,731.66. The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $0. The total fair value of stock options vested for the years ended December 31, 2024 and 2023 was $1.0 million and $1.2 million, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of December 2024 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2024:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2023	175	$5,866.69
Granted	1,823	29.56
Vested	(117)	6,587.71
Forfeited	(6)	267.14
Outstanding and expected to vest at December 31, 2024	1,875	$164.37

As of December 31, 2024, we had $0.2 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted-average period of 1.2 years. As of December 31, 2023, we had $0.8 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted-average period of 1.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 12. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the years ended December 31, 2024 and 2023, Aptevo’s related share of matching contributions was approximately $0.2 million.

Note 13. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2024 and 2023.

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
(in thousands)	2024	2023
US	$(24,130)	$(18,650)
Loss from continuing operations before benefit from income taxes	$(24,130)	$(18,650)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2024	2023
Federal losses carryforward	$36,523	$35,322
Capitalized research expenditures	7,025	5,859
Intangible assets	109	151
Stock-based compensation	839	963
State losses carryforward	3,758	3,753
Other deferred tax assets	304	380
Other tax credits	-	6,121
Lease liabilities	1,133	1,280
Property and equipment	411	415
Deferred tax assets, gross	50,102	54,244
Valuation allowance	(49,180)	(53,217)
Deferred tax assets, net of valuation	922	1,027
ROU assets	(922)	(1,027)
Deferred tax liability	(922)	(1,027)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2024, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance decreased by $4.0 million during the year ended December 31, 2024. The decrease in the valuation allowance during the year ended December 31, 2024 was due primarily to a decrease in deferred tax assets resulting from the limitation on tax attributes under IRC Section 382/383 as a result of an ownership change in December 2024.

As of December 31, 2024 and 2023, we have recorded gross federal net operating losses (NOL) carryforwards of approximately $173.9 and $168.2 million, respectively, gross state NOL carryforwards of approximately $70.8 and $70.5 million, respectively, and tax credit carryforwards of $0 and $6.1 million, respectively. Approximately $1.4 million of federal losses and credits would begin to expire in 2037, while $172.5 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

The Company is in the process of completing an IRC Section 382/383 study through December 31, 2024, on its federal and state tax attributes. Based on the study, potential historical ownership changes have been identified, including a potential ownership change in December 2024. As a result of the potential December 2024 ownership change, there may be a permanent limitation on our ability to use approximately $14 million of federal and state net operating loss carryforwards and approximately $7 million tax credits solely due to the IRC Section 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

The Company files income tax returns in the U.S. and several state jurisdictions and are open to review by taxing authorities for the 2020 tax filings and thereafter.

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

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax from continuing operations is as follows:

	Year ended December 31,
	2024	2023
Federal tax at statutory rates	21.0%	21.0%
State taxes, net of federal benefit	-0.1%	-0.2%
Change in valuation allowance	16.8%	-23.8%
Tax credits	3.0%	5.0%
Permanent differences	-0.1%	-0.1%
Stock-based compensation	-0.8%	-2.6%
Change in tax attributes	-40.0%	0.0%
Other	0.2%	0.7%
Total income tax benefit	0.0%	0.0%

Note 14. Segment Information

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the Chief Executive Officer, views the Company's operations as one operating segment, which is discovery and development of novel oncology therapeutics. The discovery and development of novel oncology therapeutics segment develops novel immunotherapy candidates for the treatment of different forms of cancer. Our clinical and preclinical candidates were developed using two versatile and enabling platform technologies, ADAPTIR and ADAPTIR-FLEX. The Company does not have revenue in the current comparative period, incurs expenses primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the novel oncology therapeutics segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the novel oncology therapeutics segment and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents.

The Company has not generated any product revenue in the current period and expects to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials.

As such, the CODM uses cash forecast models in deciding how to invest into the novel oncology therapeutics segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results, net cash used in operating activities for the period and cash on hand are used in assessing performance of the segment.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023.

	Year ended December 31,
	2024	2023
Operating expenses
Research and development	$(14,378)	$(17,107)
General and administrative	(10,224)	(11,771)
Other segment items (a)	472	578
Gain related to sale of non-financial asset	—	9,650
Income from discontinued operations	—	1,239
Net loss (b)	$(24,130)	$(17,411)

(a) Other segment items included in segment loss includes interest revenue, interest expense, rental income and FOREX gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the year ended December 31, 2024, and 2023, the net cash used in operating activities was $23.8 million and $11.7 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023.

	Year ended December 31,
	2024	2023
Assets
Cash and cash equivalents	$8,714	$16,904

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

In the quarter ended December 31, 2024, none of our directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Names of Directors and Other Information

Aptevo’s Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.

The Board presently has six members. The following are brief biographies of each person serving as a member of our Board.

Name	Age	Principal Occupation
Marvin L. White	63	President and Chief Executive Officer of Aptevo
Daniel J. Abdun-Nabi	70	Former President and Chief Executive Officer of Emergent BioSolutions Inc. (“Emergent”)
Grady Grant, III	69	EVP/Partner of Vanigent BioPharm
Zsolt Harsanyi, Ph.D.	81	Former Chief Executive Officer of Exponential Biotherapies Inc.
Barbara Lopez Kunz	67	Chief Executive Officer of Caidya
John E. Niederhuber, M.D.	86	Former Executive Vice President of the Inova Health System

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

Barbara Lopez Kunz has served as a member of our Board since August 2016. Ms. Kunz is currently serving as Chief Executive Officer at Caidya, a clinical research organization. Ms. Kunz retired as President and Global Chief Executive Officer of the Drug Information Association, a non-profit health care company, at the end of March 2023. Ms. Kunz serves as a director on the board of Werfen, a leader in specialized diagnostics, as Vice-Chair of the Board of Directors of Children’s National Health System Research Institute, and has served on the Board of Directors of Caidya since 2022. From 2007 to 2013, she worked as President of Health and Life Sciences Global Business at Battelle Memorial Institute, a private nonprofit applied science and technology development company. Prior to that, she worked as Executive VP/GM for Thermo Fisher Scientific Inc.’s Fisher Biosciences from 2003 to 2007 and led the Latin America regional business from 2000 to 2003 at Uniqema, a company acquired by Croda International plc in 2006. Ms. Kunz also worked as Head of Strategy/M&A of Dupont from 1997 to 1998 and was the Global VP for the Enterprise Business Group of Imperial Chemical Industries (now AstraZeneca/Croda) from 1993 to 1997. Ms. Kunz earned bachelor degrees in both biology and chemistry from Thiel College, MBA coursework at Cleveland State University, an MS in polymer science from the University of Akron and is certified in INSEAD’s international executive program. She is also certified as a Board Director by the National Association of Corporate Directors. The Board believes that Ms. Kunz is qualified to serve on Aptevo’s Board because of her leadership experience, her business acumen and knowledge of the healthcare industry.

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

Names of Officers and Biographical Information

Set forth below is information regarding the positions, ages and business experience of each of our executive officers as of February 1, 2025. Biographical information with regard to Mr. White is presented under “Election of Directors” in this report.

Name	Age	Position(s)
Marvin L. White	63	Chief Executive Officer and President
Jeffrey G. Lamothe	59	Executive Vice President and Chief Operating Officer
Daphne Taylor	58	Senior Vice President, Chief Financial Officer
SoYoung Kwon	56	Senior Vice President, General Counsel, Business Development and Corporate Affairs

Jeffrey G. Lamothe has served as our Executive Vice President and Chief Operating Officer since March 2023. Mr. Lamothe leads the Clinical, Research & Development, Quality, Manufacturing and Operations organizations. He previously served as our Executive Vice President and Chief Financial Officer, leading Finance, Business Development, Investor Relations and IT. Prior to Aptevo, he was Vice President Finance, Biosciences Division at Emergent BioSolutions. Mr. Lamothe assumed this role in 2014 when Emergent concluded the acquisition of Cangene Corporation (“Cangene”), where he was Chief Financial Officer. Mr. Lamothe’s business experience is built on a 25+ career, spanning several industries in CEO, COO and CFO roles. Prior to Cangene Corporation, Mr. Lamothe was the Chief Financial Officer of Smith Carter Architects and Engineers Incorporated. He also previously served as President and Chief Executive Officer of Kitchen Craft Cabinetry after occupying the position of VP Finance and Chief Financial Officer with the organization. Mr. Lamothe’s other past experience includes serving as Chief Financial Officer of Motor Coach Industries and he has held various roles at James Richardson & Sons, Limited and Ernst & Young LLP.

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

Role of the Board in Risk Oversight

Our Board is actively engaged in the oversight of risks we face and consideration of the appropriate responses to those risks. The Board is responsible for oversight of our risk management programs and, in performing this function, reviews the long- and short-term internal and external risks facing the Company through its participation in an annual risk assessment survey. On an annual basis, key risks, mitigation activities and potential new or emerging risks are discussed with management and further addressed with our Audit Committee as necessary. The Audit Committee annually discusses with senior management the Company’s cybersecurity risk profile, environmental and social risk and risk management, product risk and risk management, including guidelines and policies to govern the process by which our exposure to risk is handled. The Audit Committee also reviews and comments on an annual risk assessment performed by management. After the Audit Committee performs its review and comment function, it reports any significant findings to the Board. The Compensation Committee strives to create incentives that encourage a reasonable and appropriate level of risk-taking consistent with our business strategy. Our Compensation Committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. The Nominating and Corporate Governance Committee is responsible for reviewing our corporate governance and developing and maintaining corporate governance policies and procedures that are appropriate in light of the risks we face.

Meetings of the Board

Our Corporate Governance Guidelines provide that the directors are responsible for attending Board meetings and meetings of committees on which they serve. The Board met 8 times during 2024. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served, held during 2024 for which she or he was a director or committee member.

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

Name	Audit	Compensation	Nominating and Corporate Governance	Executive
Marvin L. White				X
Daniel J. Abdun-Nabi	X	X		X
Grady Grant, III	X	X	X
Zsolt Harsanyi, Ph.D.	X*	X		X*
Barbara Lopez Kunz	X	X*	X
John E. Niederhuber, M.D.		X	X*	X

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

The Audit Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Mr. Grant, and Ms. Kunz. The Audit Committee met 4 times during 2024.

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

The Compensation Committee is composed of five directors: Ms. Kunz, Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, and Dr. Niederhuber. The Compensation Committee met 6 times during 2024.

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

During 2024, the Compensation Committee engaged Willis Towers Watson as a compensation consultant. The Compensation Committee requested that Willis Towers Watson:

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

Willis Towers Watson did not provide any additional services to the Company in 2024 other than as described above. Although our Board and Compensation Committee consider the advice and recommendations of such independent compensation consultants as to our executive and non-employee director compensation program, the Board and Compensation Committee ultimately make their own decisions regarding these matters.

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

The Nominating and Corporate Governance Committee is composed of three directors: Dr. Niederhuber, Ms. Kunz and Mr. Grant. The Nominating and Corporate Governance Committee met 2 times during 2024.

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

Executive Committee

The purpose of the Executive Committee is to exercise such authority of the Board as may be necessary or appropriate during intervals between Board meetings, which includes, without limiting the generality of the foregoing, managing the business and affairs of the Company on behalf of the Board. The Executive Committee generally has the same authority as the Board and, except as otherwise required by law, may take any and all actions as if such actions were taken by the full Board. The Executive Committee provides the Company with the ability to respond and take action quickly, as may be necessary, with respect to matters that may arise in between routine, scheduled meetings of the Board. Without limiting the foregoing, the Executive Committee enables the Board to act quickly with respect to financing matters, collaboration arrangements, and other partnership opportunities that may require quick or immediate action. The Executive Committee met 3 times in 2024.

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

Stockholder Communications with the Board

Our Board will give appropriate attention to written communications that are submitted by stockholders and other interested parties and will respond if and as appropriate. The Chairman, with the assistance of our Corporate Secretary, will be primarily responsible for monitoring communications from stockholders and other interested parties and for providing copies or summaries to the other directors as the Chairman considers appropriate.

Communications will be forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policies and procedures is filed hereto as Exhibit 19.1.

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

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for fiscal 2024, all required reports were filed on a timely basis under Section 16(a).

Item 11. Executive Compensation.

The following table shows for 2024 and 2023 compensation awarded to or paid to, or earned by, the Company's Chief Executive Officer and its two other most highly compensated executive officers as of December 31, 2024 (the "named executive officers").

Name and Principal Position	Year	Salary	Equity Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Marvin L. White	2024	$575,000	$4,420	$316,250	$10,350	$906,020
Chief Executive Officer and President	2023	$565,123	$32,052	$266,371	$9,900	$873,446

Jeffrey G. Lamothe (4)	2024	$480,000	$1,914	$216,000	$10,350	$708,264
Executive Vice President and Chief Operating Officer	2023	$469,808	$19,074	$242,803	$9,900	$741,585

SoYoung Kwon(5)	2024	$450,000	$1,322	$180,000	$10,350	$641,672
Senior Vice President, General Counsel, Business Development and Corporate Affairs	2023	$424,616	$15,365	$204,850	$9,900	$654,731

(1)
The amounts in the "Equity Awards" column reflect grant date fair values determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 for equity awards granted to the NEO during the applicable year. The assumptions we use in calculating these amounts are discussed in Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2024.
(2)
Amounts represent annual bonuses assuming 100% of the bonus target is achieved, the payout of which is based on the attainment of corporate and individual performance goals as determined by the Compensation Committee. Payment of 2024 executive bonuses are scheduled to occur in March 2025. Additional detail is included below under "Base Salaries and Target Bonuses."
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

Base Salaries and Target Bonuses

The Compensation Committee (the “Committee”) approved annual base salaries and target bonuses for 2024. Annual target bonuses are calculated as a percentage of the named executive officer’s base salary and payout of the annual target bonuses is based on the achievement of pre-established corporate performance goals as determined by the Committee, as well as individual performance and other factors deemed relevant by the Committee. 90% of our Chief Executive Officer’s bonus payout is based on corporate performance with 10% based on individual performance whereas 70% of our other named executive officers’ bonus payout is based on corporate performance with 30% based on individual performance. For 2024, the Committee established corporate performance goals that were challenging, but attainable. They included goals related to Aptevo’s business, such as clinical trial progress, as well as strategic milestones and financial metrics. The following table sets forth the base salary, target bonus percentages, and target bonus amounts for 2024:

Name and Title	2024 Base Salary	2024 Target Bonus Percentage	2024 Target Bonus
Marvin L. White	$575,000	55%	$316,250
Chief Executive Officer and President
Jeffrey G. Lamothe	$480,000	45%	$216,000
Executive Vice President and Chief Operating Officer
SoYoung Kwon	$450,000	40%	$180,000
Senior Vice President, General Counsel, Business Development and Corporate Affairs

Consistent with historic practice, in the first quarter of 2025, the Committee reviewed the Company’s 2024 performance against the corporate performance goals. After taking into consideration the challenges and management’s response thereto, as well as individual performance, the Committee determined to pay out the annual target bonuses at 72% for the corporate weighting factor of the target bonus for each named executive officer and 100% for the individual performance weighting factor of the target bonus for each named executive officer.

Option and RSU Awards

The Committee approved the following Option and RSU grants to our named executive officers in 2024 and each award vests in equal annual installments over the first three anniversaries of the date of grant, subject to the named executive officer's continued service through the vesting date:

Name and Title	RSUs (# of shares)	Options (# of shares)
Marvin L. White	604	-
Chief Executive Officer and President
Jeffrey G. Lamothe	347	-
Executive Vice President and Chief Operating Officer
SoYoung Kwon	232	-
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

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding unexercised stock options and unvested restricted stock unit awards outstanding as of December 31, 2024 for each of our named executive officers.

	2024 Outstanding Equity Awards at Fiscal Year-End
	Options Awards						Stock Awards
	Number of Securities Underlying
Name	Exercisable		Unexercisable		Option Award Exercise Price	Option Award Expiration Date	Unvested Stock Awards		Market Value Unvested Stock Awards
Marvin L. White	9	(1)	-		$13,935.68	7/27/2030	-		$-
	9	(2)	-		$13,121.68	11/1/2029	-		$-
	14	(3)	-		$11,347.16	2/18/2030	-		$-
	4	(4)	-		$13,935.68	7/27/2030	-		$-
	27	(5)	-		$54,538.00	1/29/2031	-		$-
	3	(6)	-		$13,935.68	7/27/2030	-		$-
	12	(10)	6	(10)	$8,628.40	3/4/2032	-		$-
	8	(15)	16	(15)	$3,500.20	3/2/2033	-		$-
	-		-		$-	-	12	(8)	$52
	-		-		$-	-	16	(11)	$69
	-		-		$-	-	604	(9)	$2,603

Jeffrey G. Lamothe	5	(1)	-		$13,935.68	7/27/2030	-		$-
	6	(2)	-		$13,121.68	11/1/2029	-		$-
	6	(3)	-		$11,347.16	2/18/2030	-		$-
	2	(4)	-		$13,935.68	7/27/2030	-		$-
	11	(5)	-		$54,538.00	1/29/2031	-		$-
	1	(6)	-		$13,935.68	7/27/2030	-		$-
	5	(10)	2	(10)	$8,628.40	3/4/2032	-		$-
	3	(12)	1	(12)	$7,032.96	8/9/2032	-		$-
	4	(15)	7	(15)	$3,500.20	3/2/2033	-		$-
	-		-		$-	-	4	(8)	$17
	-		-		$-	-	2	(11)	$9
	-		-		$-	-	7	(13)	$30
	-		-		$-	-	7	(14)	$30
	-		-		$-	-	347	(9)	$1,495.57

SoYoung Kwon	11	(7)	-		$42,572.20	6/1/2031	-		$-
	5	(10)	2	(10)	$8,628.40	3/4/2032	-		$-
	3	(15)	4	(15)	$3,500.20	3/2/2033	-		$-
	-		-		$-	-	4	(8)	$17.24
	-		-		$-	-	6	(11)	$25.86
	-		-		$-	-	4	(14)	$17.24
	-		-		$-	-	232	(9)	$999.92

(1)
The stock option fully vested on July 27, 2021.
(2)
The stock option fully vested on November 1, 2020.
(3)
The stock option fully vested on February 18, 2023.
(4)
The stock option fully vested on February 28, 2022.
(5)
The stock option fully vested on January 28, 2024.
(6)
The stock option fully vested on March 9, 2021.
(7)
The stock option was fully vested on May 31, 2024.
(8)
The RSU was granted on June 7, 2022 and vests over three years: one-third on March 3, 2023, one-third on March 3, 2024, and the final one-third on March 3, 2025.

(9)
The RSU was granted on July 17, 2024, and vests over three years: one-third on July 17, 2025, one-third on July 17, 2026, and the final one-third on July 17, 2027.
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

Equity Grant Practices

Grants to the executive officers are generally made at the Compensation Committee meeting each year, after results for the preceding fiscal year become available and after review and evaluation of each executive officer’s performance, which enables the Compensation Committee to consider both the prior year’s performance and expectations for the succeeding year in making grant decisions. However, the Compensation Committee may make grants at any time during the year it deems appropriate.

The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and we do not time the disclosure of such material nonpublic information for purposes of affecting the exercise price of such awards or the value of executive compensation.

In addition, we do not grant equity awards during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information. During fiscal year 2024, we did not grant equity awards to our NEOs during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Compensation Recovery Policy

In April 2023, our Compensation Committee adopted a policy for the recovery of certain incentive-based compensation from current and former executive officers in the event of a “material” financial restatement, regardless of whether the executive was at fault, in accordance with rules issued by the SEC and the Nasdaq Stock Market. The policy allows for the recovery of compensation that is erroneously received during the three-year period preceding the date the Company is required to prepare an accounting restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously-issued financial statements that is material to the previously-issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. There are limited exceptions to recovery of erroneously awarded compensation under the policy and indemnification of executive officers is prohibited. Cash incentives under the Company’s bonus plan would not be considered incentive-based compensation subject to recovery under the policy since such awards are generally earned upon satisfaction of strategic or operational metrics. In addition, the Company's equity awards for executive officers, such as stock options and restricted stock units, would not be subject to recovery under the policy since such awards are not contingent upon the attainment of any financial reporting measures and vesting is contingent solely upon completion of a specific employment period. During 2024, there were no events that triggered a right to a recovery of compensation from any of our executive officers.

Director Compensation

The following table shows for 2024 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Daniel J. Abdun-Nabi	$67,500	$538	$68,038
Grady Grant, III	$65,000	$538	$65,538
Zsolt Harsanyi, Ph.D.	$87,500	$538	$88,038
Barbara Lopez Kunz	$72,500	$538	$73,038
John E. Niederhuber, M.D.	$82,500	$538	$83,038

(1)
Each non-employee director was awarded 25 RSUs on July 17, 2024, which vests in full on the first anniversary of the date of grant. The amounts in "Stock Awards" column reflect grant date fair values determined in accordance with FASB ASC Topic 718 for the RSUs granted to each non-employee director during 2024.

As of December 31, 2024, each of our non-employee directors held the following outstanding option and RSU awards:

Name	Number of Option Shares Vested as of December 31, 2024	Number of Option Shares Unvested as of December 31, 2024	Number of RSUs Unvested as of December 31, 2024 (1)
Daniel J. Abdun-Nabi	10	-	25
Grady Grant, III	10	-	25
Zsolt Harsanyi, Ph.D.	10	-	25
Barbara Lopez Kunz	10	-	25
John E. Niederhuber, M.D.	10	-	25

(1)
Each non-employee director was awarded 25 RSUs on July 17, 2024, which vests in full on the first anniversary of the date of grant.

Under the Aptevo Directors Compensation Program, Aptevo’s non-employee directors receive the compensation set forth in the table below. We also reimburse Aptevo’s non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Element	Program
Annual Cash Retainer	$40,000
Board Chair	$50,000
Committee Chair Retainer	$20,000 Audit $15,000 Compensation $15,000 Nominating/Governance $20,000 Executive
Committee Member Retainer	$10,000 Audit $7,500 Compensation $7,500 Nominating/Governance $10,000 Executive
Annual Equity Grant	25 RSUs
Initial Equity Grant	25 RSUs

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 1, 2025, unless otherwise indicated by the footnotes below, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address of the individuals and entities below is c/o Aptevo Therapeutics Inc., 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.

	Beneficial Ownership(1)
	Number of Shares	Percent of Total
Hudson Bay Capital Management LP (2)	25,285	6.69%
Marvin L. White (Officer & Director) (3)	169	*
Jeffrey G. Lamothe (Officer) (4)	89	*
SoYoung Kwon (Officer) (5)	52	*
Daniel J. Abdun-Nabi (Director) (6)	17	*
John E. Niederhuber, M.D. (Director) (7)	15	*
Zsolt Harsanyi, Ph.D. (Director) (8)	17	*
Grady Grant, III (Director) (9)	15	*
Barbara Lopez Kunz (Director) (10)	15	*
All executive officers and directors as a group (9 persons) (11)	429	*

* Less than one percent.

(1)
This table is based upon information supplied by officers and directors. The Company's principal stockholders who own 5% or more of our outstanding common stock are based on most recently filed Schedules 13D, 13G, and 13-F. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,458,445 shares outstanding on February 1, 2025, adjusted as required by rules promulgated by the SEC. Each person is deemed to be the beneficial owner of shares which may be acquired within sixty days of February 1, 2025, through the exercise of options, warrants, and other rights, if any.
(2)
Hudson Bay Capital Management LP beneficial ownership shares and the related ownership percentage are as of September 30, 2024, based on Schedule 13G/A filed by the principal stockholder on November 8, 2024. Hudson Bay Capital Management LP has shared voting power and dispositive power over 25,285 shares as adjusted for the 1-for-37 reverse stock split effected by Aptevo on December 3, 2024. The address of the business office of each of Hudson Bay Capital Management LP is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(3)
Includes 128 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(4)
Includes 58 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(5)
Includes 31 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(6)
Includes 10 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(7)
Includes 10 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(8)
Includes 10 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(9)
Includes 10 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(10)
Includes 10 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.
(11)
Includes 429 shares of common stock issuable upon the exercise of options that are exercisable and vesting RSUs on or within 60 days of February 1, 2025.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted-average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights	Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,203	$20,772.78	2,844
Equity compensation plans not approved by security holders	-	$-	-
Total	2,203	$20,772.78	2,844

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

There were no Related Person Transactions during fiscal 2024 or 2023.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Moss Adams LLP, our Independent Registered Public Accounting firm, billed to us for their audit and other services for the years ended December 31, 2024 and 2023. The audit fees include an estimate of amounts not yet billed.

For the years ended December 31, 2024 and 2023, fees paid or accrued to Moss Adams LLP were:

	Year Ended December 31,
	2024	2023
Audit Fees	$455,000	$365,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$455,000	$365,000

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

3.
Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated By-laws of Aptevo Therapeutics Inc., as amended and restated on November 8, 2022.	10-Q	3.1	November 10, 2022	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	March 5, 2024	001-37746

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	December 3, 2024	001-37746

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.7	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.5	Amendment No. 1 to Right Agreement, dated as of November 5, 2021, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 5, 2021	001-37746

4.6	Amendment No. 2 to Rights Agreement, dated as of November 4, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.	8-K	4.1	November 4, 2022	001-37746

4.7	Amendment No. 3 to Rights Agreement, dated as of November 2, 2023, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 2, 2023	001-37746

4.8	Amendment No. 4 to Rights Agreement, dated as of November 1, 2024, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 4, 2024	001-37746

4.9	Description of Capital Stock of Aptevo Therapeutics		4.5	March 31, 2021	001-37746

4.10	Agreement to Terminate Registration Rights Agreement between the Company and Intervac L.L.C. and BioVac L.L.C.	10-K	4.1	March 24, 2022	001-37746

4.11	Form of Series A Common Warrant, dated August 4, 2023	8-K	4.1	August 1, 2023	001-37746

4.12	Form of Series B Common Warrant, dated August 4, 2023	8-K	4.2	August 1, 2023	001-37746

4.13	Form of New Series A-1 Warrant	8-K	4.1	November 9, 2023	001-37746

4.14	Form of New Series A-2 Warrant	8-K	4.2	November 9, 2023	001-37746

4.15	Form of New Series B-1 Warrant	8-K	4.3	November 9, 2023	001-37746

4.16	Form of New Series B-2 Warrant	8-K	4.4	November 9, 2023	001-37746

4.17	Form of Common Warrant, dated April 15, 2024	8-K	4.1	April 15, 2024	001-37746

4.18	Form of Common Warrant, dated July 1, 2024	8-K	4.1	July 1, 2024	001-37746

4.19	Form of Common Warrant, dated September 18, 2024	8-K	4.1	September 18, 2024	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.20	Form of Common Warrant, dated December 12, 2024	8-K	4.1	December 12, 2024	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Amended and Restated Senior Management Severance Plan	10-K	C 10.6	March 24, 2022	001-37746

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Ninth Amendment to Office Lease, dated May 26, 2022, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.3	August 11, 2022	001-37746

10.29	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.30	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.31	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting	10-Q	10.2	August 14, 2020	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

	through its Wyeth Pharmaceuticals Division (“Wyeth”).

10.32	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.33	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.34	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.35	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

10.36	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

10.37	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.	10-Q	10.1	May 11, 2021	001-37746

10.38	Amendment to Royalty Purchase Agreement dated June 7, 2022.	8-K	10.1	August 11, 2022	001-37746

10.39	First Amendment to Credit and Security Agreement dated March 30, 2021.	10-Q	10.2	May 11, 2021	001-37746

10.40	Limited consent and Second Amendment to Credit and Security Agreement dated June 7, 2022.	8-K	10.2	August 11, 2022	001-37746

10.41	Third Amendment to Credit and Security Agreement dated August 30, 2022.	10-Q	10.2	November 10, 2022	001-37746

10.42	Executive Transition Services Agreement.	10-Q	10.3	November 12, 2021	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.43	Amendment to Executive Transition Services Agreement.	10-Q	10.4	November 12, 2021	001-37746

10.44	Purchase Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.1	February 17, 2022	001-37746

10.45	Registration Rights Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.2	February 17, 2022	001-37746

10.46	Payment Interest Purchase Agreement by and between Aptevo Therapeutics Inc. and XOMA (US) LLC, dated March 29, 2023	10-Q	10.1	May 5, 2023	001-37746

10.47	Placement Agent Agreement, dated August 1, 2023, between the Company and A.G.P./Alliance Global Partners	10-Q	10.4	August 10, 2023	001-37746

10.48	Securities Purchase Agreement, dated August 1, 2023, between the Company and the purchasers party thereto.	10-Q	10.5	August 10, 2023	001-37746

10.49	Form of Warrant Inducement Agreement, by and between the Company and each Holder	8-K	10.1	November 9, 2023	001-37746

10.50	Financial Advisory Agreement, dated as of November 9, 2023, between A.G.P./Alliance Global Partners and the Company	8-K	10.2	November 9, 2023	001-37746

10.51	Securities Purchase Agreement, dated April 10, 2024, between the Company and the purchasers party thereto.	8-K	10.2	April 15, 2024	001-37746

10.52	Securities Purchase Agreement, dated June 28, 2024, between the Company and the purchasers party thereto.	8-K	10.2	July 1, 2024	001-37746

10.53	Securities Purchase Agreement, dated September 16, 2024, between the Company and the purchasers party thereto.	8-K	10.2	September 18, 2024	001-37746

10.54	Form of Warrant Inducement Agreement, by and between the Company and each Holder	8-K	10.1	December 12, 2024	001-37746

19.1	Insider trading policies and procedures					X

21.1	Subsidiaries of Aptevo Therapeutics Inc.	10-K	21.1	March 5, 2024	001-37746

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Compensation Recovery Policy	10-K	97	March 5, 2024	001-37746

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Aptevo Therapeutics Inc.

Date: February 14, 2025	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	February 14, 2025
Marvin L. White	(Principal Executive Officer)

/s/Daphne Taylor	Senior Vice President and Chief Financial Officer	February 14, 2025
Daphne Taylor	(Principal Financial and Accounting Officer)

/s/John E. Niederhuber, M.D.	Chairman of the Board of Directors	February 14, 2025
John E. Niederhuber, M.D.

/s/Daniel J. Abdun-Nabi	Director	February 14, 2025
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	February 14, 2025
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	February 14, 2025
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	February 14, 2025
Barbara Lopez Kunz