Form 10-Q
period 2025-03-31
Aptevo Therapeutics Inc.
filed 2025-05-15
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the number of shares of the registrant’s common stock outstanding was 8,109,290.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,139	$8,714
Prepaid expenses	1,348	1,689
Other current assets	120	256
Total current assets	3,607	10,659
Property and equipment, net	482	543
Operating lease right-of-use asset	4,253	4,389
Total assets	$8,342	$15,591
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,789	$3,053
Accrued compensation	472	1,856
Other current liabilities	1,132	1,298
Total current liabilities	5,393	6,207
Operating lease liability	4,422	4,629
Total liabilities	9,815	10,836

Stockholders' (deficit) equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,458,504 and 1,458,443 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	84	84
Additional paid-in capital	252,428	252,248
Accumulated deficit	(253,985)	(247,577)
Total stockholders' (deficit) equity	(1,473)	4,755
Total liabilities and stockholders' (deficit) equity	$8,342	$15,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$(3,633)	$(3,752)
General and administrative	(2,847)	(3,231)
Loss from operations	(6,480)	(6,983)
Other income:
Other income from continuing operations, net	72	149
Net loss	$(6,408)	$(6,834)

Basic and diluted net loss per share:	$(4.39)	$(368.21)

Shares used in calculation:	1,458,458	18,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(6,408)	$(6,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	180	719
Depreciation and amortization	61	106
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	477	338
Operating lease right-of-use asset	136	115
Accounts payable, accrued compensation and other liabilities	(814)	(926)
Long-term operating lease liability	(207)	(169)
Net cash used in operating activities	(6,575)	(6,651)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Payments in lieu of fractional shares	—	(3)
Net cash used in financing activities	—	(3)
Decrease in cash and cash equivalents	(6,575)	(6,654)
Cash and cash equivalents at beginning of period	8,714	16,904
Cash and cash equivalents at end of period	$2,139	$10,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT EQUITY

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	1,458,443	$84	$252,248	$(247,577)	$4,755
Common stock issued upon vesting of restricted stock units	61	—	—	—	—
Stock-based compensation	—	—	180	—	180
Net loss for the period	—	—	—	(6,408)	(6,408)
Balance at March 31, 2025	1,458,504	$84	$252,428	$(253,985)	$(1,473)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	11,958	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	6	—	—	—	—
Issuances of common stock	6,247	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	(10)	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—	—	(6,834)	(6,834)
Balance at March 31, 2024	18,201	$66	$236,318	$(230,281)	$6,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager currently being clinically evaluated in the RAINIER trail, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types in a dose escalation trial.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the three months ended March 31, 2025, we had a net loss of $6.4 million. We had an accumulated deficit of $254.0 million as of March 31, 2025. For the three months ended March 31, 2025, net cash used in our operating activities was $6.6 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent potential milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising inflation, potential trade war, and other costs; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility and potential trade war, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, and incremental borrowing rate ("IBR") used for our lease. Given the global economic and geopolitical climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Significant Accounting Policies

Our significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (the "SEC") on February 14, 2025. Our other significant accounting policies have not changed materially from the policies previously reported.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective and has been adopted for our interim periods in fiscal year ending December 31, 2025.

Note 2. Collaboration Agreements

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

For the three months ended March 31, 2025 and 2024, we recorded approximately $0.1 million and $0.6 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At March 31, 2025 and December 31, 2024, we had $1.3 million and $7.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2025 and December 31, 2024, we did not have any Level 2 or Level 3 assets.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Cash	$855	$1,181
Cash equivalents	1,284	7,533
Total cash and cash equivalents	$2,139	$8,714

Note 5. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of March 31, 2025, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three months ended March 31, 2025 and 2024, we recorded $0.2 million related to variable lease expense.

Components of lease expense:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$297	$297
Total lease cost	$297	$297

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2025	2024
Seattle office lease, including amendment	$4,253	$4,389
Total operating leases	$4,253	$4,389

Lease payments:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
For operating leases	$344	$344

As of March 31, 2025, the long-term and current portion of the lease liabilities was $4.4 million and $0.8 million, respectively. As of March 31, 2024, the long-term and current portion of the lease liabilities was $5.2 million and $0.7 million, respectively.

As of March 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 5.08 years and 12.03%.

Note 6. Reverse Stock Split

On February 5 and October 25, 2024, we held Special Meetings of the Stockholders (together, the "Special Meetings") at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors (the "Board"), a reverse split of Aptevo's common stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meetings. The specific 1-for-44 and 1-for-37 reverse split ratios were subsequently approved by the Board on February 27 and October 25, 2024, respectively. On March 4 and December 2, 2024, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-44 and 1-for-37 reverse stock split, respectively, of the Company's outstanding common stock (the "Reverse Stock Splits"). The Reverse Stock Splits became effective on March 5 and December 3, 2024 at 5:01 p.m. Eastern Time, respectively, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on March 6 and December 4, 2024, respectively.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

We have adjusted all common stock and stock equivalent figures retroactively in this Form 10-Q for all periods presented to reflect the Reverse Stock Splits.

Note 7. Net Loss per Share

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is loss from continuing operations or loss from discontinued operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(6,408)	$(6,834)

Basic and diluted net loss per share:	$(4.39)	$(368.21)

Shares used in calculation:	1,458,458	18,560

The following table represents all potentially dilutive shares:

	As of March 31,
	2025	2024
Common warrants	1,671,141	18,629
Outstanding options to purchase common stock	328	249
Unvested RSUs	1,798	159

We use the treasury stock method when determining dilutive shares. For the three months ended March 31, 2025 and 2024, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 8. Equity

2023 Common Warrants

On August 4, 2023, and November 9, 2023, we completed a public offering and entered into a warrant inducement agreement, respectively, resulting in the issuance of common warrants (the "2023 Common Warrants") to purchase up to an aggregate of 27,368 shares of common stock. We received aggregate net proceeds of $5.3 million, which includes non-cash warrant modification costs of $2.1 million. As of March 31, 2025, there were 750 aggregate 2023 Common Warrants outstanding with an exercise price between $379.32 per share and $1,009.36 per share and expiration dates between November 2025 and November 2028.

If such warrants are exercised at their current exercise price, we will receive up to an additional $0.3 million in gross proceeds in connection with the 2023 Warrants.

2024 Common Warrants

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received gross proceeds of $4.6 million, less total issuance costs of $0.6 million, which included 91,891 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of March 31, 2025) and accompanying common warrants to purchase up to 183,792 shares of common stock at an exercise price of $49.95 per share for a combined offering price of $49.95 per share and accompanying common warrants. As of March 31, 2025, we have 3,608 common warrants outstanding with an exercise price of $49.95 per share and 8,008 common warrants with an amended exercise price of $8.60 per share that were issued in connection with the April 2024 public offering (the "April 2024 Warrants").

On July 1, 2024, we completed the a registered direct offering (the "July 2024 Registered Direct Offering") in which we issued 144,318 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of March 31, 2025) and accompanying common warrants to purchase up to 288,643 shares of common stock at an exercise price of $19.06 per share for a combined offering price of $19.06 per share and accompanying common warrants. We received $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July 2024 Registered Direct Offering. As of March 31, 2025, we have 11,687 common warrants outstanding at an amended exercise price of $8.60 per share that were issued in connection with the July 2024 Registered Direct Offering (the "July 2024 Warrants").

On September 18, 2024, we completed a registered direct offering (the "September 2024 Registered Direct Offering") in which we issued 245,699 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of March 31, 2025) and accompanying common warrants to purchase up to 491,403 shares of common stock at an exercise price of $8.60 per share for a combined offering price of $8.60 per share and accompanying common warrants. We received $3.0 million in gross proceeds less total issuance costs of $0.5 million. Issuance costs include banker and legal fees of $0.4 million and non-cash warrant modification costs of $0.1 million. The Company recognized the $0.1 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the September 2024 Registered Direct Offering. As of March 31, 2025, all common warrants issued in connection with the September 2024 Registered Direct Offering (the "September 2024 Warrants") have been exercised.

On December 12, 2024, we entered into a warrant inducement agreement (the "December 2024 Inducement Agreement") with certain holders of our 2023 Warrants, April 2024 Warrants, July 2024 Warrants and September 2024 Warrants (together, the "Existing Warrants") to exercise for cash 823,544 Existing Warrants at a reduced exercise price of $7.50 per share. Additionally, pursuant to the December 2024 Inducement Agreement, we issued 1,647,088 common warrants (the "December 2024 Warrants," and, together with the remaining April 2024 Warrants and July 2024 Warrants, the "2024 Warrants") with an exercise price of $9.53 per share. We received $6.2 million in gross proceeds from the exercise of these warrants less total issuance costs of $0.6 million, which includes banker and legal fees. The common warrants in connection with the December 2024 Warrant Inducement were equity classified as they are indexed to the Company's stock and do not contain any exercise contingency. The fair value of existing common warrants immediately before and after were $3.5 million and $3.6 million, respectively. The fair value of the newly issued warrants was $7.3 million. Given the common warrants were equity classified, the modified fair value of existing common warrants and the newly issued common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants. As of March 31, 2025, there were 1,647,088 December 2024 Warrants outstanding with an exercise price of $9.53 per share.

If such warrants are exercised at their current exercise price, we will receive up to an additional $16.3 million in proceeds in connection with the warrants issued in connection with the 2024 Warrants.

The following is a summary of common warrant activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2024	1,671,417	$9.86	4.91
Expired	(276)	142.68	—
Outstanding at March 31, 2025	1,671,141	$9.79	4.66
Exercisable at March 31, 2025	1,671,141	$9.79	4.66

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. The Company did not issue common warrants in the three months ended March 31, 2025 and 2024.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On November 4, 2024, we entered into Amendment No. 4 to the Rights Agreement and extended the expiration of such agreement to October 31, 2025, and changed the exercise price to $70 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. We have evaluated the rights agreement and determined that it does not represent a derivative or a liability.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 2,850 shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders. Any shares subject to outstanding stock awards granted under the 2016 SIP that (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (c) otherwise would have returned to the 2016 SIP for future grant pursuant to the terms of the 2016 Plan (such shares, the “Returning Shares”) will immediately be added to the share reserve under the 2018 SIP as and when such shares become Returning Shares, up to a maximum of 2,850 shares.

On June 7, 2024, at the 2024 annual meeting of the stockholders, our stockholders approved the Second Amended and Restated 2018 SIP (the "Second Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 4,460 shares of common stock (adjusted for 1-for-37 reverse stock split effective as of December 3, 2024). As of March 31, 2025, there are 2,850 shares available to be granted under the Second Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$71	$242
General and administrative	109	$477
Total stock-based compensation expense	$180	$719

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The Company did not grant stock options for the three months ended March 31, 2025, or for the three months ended March 31, 2024.

The following is a summary of option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2024	328	$20,772.78	7.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2025	328	$20,772.78	6.12
Exercisable March 31, 2025	311	$21,705.58	6.03
Vested and expected to vest at March 31, 2025	324	$20,989.15	6.10

As of March 31, 2025, we had $0.04 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.9 years. The aggregate intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was $0. The total fair value of stock options vested for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.8 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of March 31, 2025 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2025:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2024	1,875	$164.37
Granted	—	—
Vested	(72)	2,601.96
Forfeited	(5)	12.36
Outstanding and expected to vest at March 31, 2025	1,798	$67.18

As of March 31, 2025, there was $0.1 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.3 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 9. Segment Information

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the Chief Executive Officer, views the Company's operations as one operating segment, which is discovery and development of novel oncology therapeutics. The discovery and development of novel oncology therapeutics segment develops novel immunotherapy candidates for the treatment of different forms of cancer. Our clinical and preclinical candidates were developed using two versatile and enabling platform technologies, ADAPTIR™® and ADAPTIR-FLEX™®. The Company does not have revenue in the current comparative period, incurs expenses primarily in North America and manages the business activities on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$(3,633)	$(3,752)
General and administrative	(2,847)	(3,231)
Other segment items (a)	72	149
Net loss (b)	$(6,408)	$(6,834)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and foreign exchange gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three months ended March 31, 2025 and 2024, the net cash used in operating activities was $6.6 million and $6.7 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Assets
Cash and cash equivalents	$2,139	$10,250

Note 10. Subsequent Events

On April 4, 2025, we completed a registered direct offering (the "April 2025 Registered Direct Offering) with certain institutional investors (the "Investors") for 1,764,710 shares of our common stock, and in a concurrent private placement (the "Private Placement," together with the April 2025 Registered Direct Offering, the "April 2025 Offering") we also sold to Investors common warrants (the "April 2025 Common Warrants") to purchase up to 3,529,420 shares of common stock for a combined purchase price of $1.19 for one share of our common stock and accompanying common warrants. On April 22, 2025, we completed a registered direct offering with certain investors for 2,324,000 shares of our common stock for a purchase price of $0.862 per share.

Collectively, we received $3.7 million in proceeds from the offerings after deducting placement agent expenses payable by us. The common warrants have an exercise price of $1.19 per share and are exercisable upon and will expire five years after obtaining stockholder approval. If the common warrants are exercised, we may receive up to an additional $4.2 million in proceeds.

On April 28, 2025, we entered into an At The Market Offering Agreement (the "Sales Agreement") with Roth Capital Partners ("Roth"). The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Roth, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Sales Agreement. The sale of the shares of our common stock by Roth will be effected pursuant to a registration statement (the "Registration Statement") on Form S-3 which we filed on February 14, 2025, and subsequently amended and supplemented on April 28 and April 29, 2025. As of May 14, 2025, we have sold 2,749,351 shares of our common stock at an aggregate gross offering price of $0.4392 pursuant to the Sales Agreement and the Registration Statement and accompanying prospectus for aggregate gross sale proceeds of approximately $1.2 million.

The aggregate market value of issued and outstanding shares of our common stock held by non-affiliates (our "Public Float") as of April 29, 2025, was $22,358,063 based on 5,852,896 shares of our common stock issued and outstanding and held by non-affiliates on April 29, 2025, and a price per share of $3.82 as of February 28, 2025, which is a date within 60 days prior to the last sale under the Sales Agreement. As of the date hereof, we have sold securities with an aggregate market value of $5,310,743 pursuant to General Instruction I.B.6 of Form S-3 during the prior 12-month period that ends on and includes May 14, 2025. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, we may currently offer and sell shares of our common stock having an aggregate offering price of up to $2,141,945 from time to time through Roth as sales agent.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager currently being evaluated in the RAINIER clinical trial, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types in a dose escalation trial.

Preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX heterodimer protein technology platform. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific, bispecific, and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. ADAPTIR and ADAPTIR-FLEX are both heterodimer platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous investigational-stage product candidates based on our ADAPTIR platform. The ADAPTIR platform technology is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets, for example, bispecific therapeutic molecules, which may have structural and functional advantages over monoclonal antibodies. We have also developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. The structural differences of ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells. We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development.

Recent Developments

•
On April 4, 2025, Aptevo closed a registered direct offering with certain institutional investors for 1,764,710 shares of our common stock, and in a concurrent private placement we also sold common warrants to purchase up to 3,529,420 shares of common stock for a combined purchase price of $1.19 per share and accompanying common warrants. We received $2.1 million in gross proceeds from the offering, less $0.2 million in issuance costs that included placement agent, legal and other fees.
•
On April 22, 2025, Aptevo closed a registered direct offering with certain institutional investors for 2,324,000 shares of our common stock for a purchase price of $0.862 per shares. We received $2.0 million in gross proceeds from the offering, less $0.2 million in issuance costs that included placement agent, legal and other fees.
•
On April 28, 2025, Aptevo entered into an At The Market Offering Agreement (the "Sales Agreement") to offer and sell shares of our common stock, having an aggregate offering price of up to $50,000,000 from time to time through Roth Capital Partners ("Roth"), as sales agent. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, we may currently offer and sell shares of our common stock having an aggregate offering price of up to $2,141,945 from time to time through Roth as sales agent.
•
Enrollment continues in the RAINIER dose optimization trial. This is a Phase 1b/2 study evaluating mipletamig in combination with venetoclax and azacitidine, the standard of care for frontline acute myeloid leukemia (AML) patients who are unfit to receive intensive high dose chemotherapy. Cohort 2 enrollment is now complete, and Cohort 3 is now open and enrolling.
•
Mipletamig has been evaluated in more than 100 patients across three clinical studies, thus far, in both combination and monotherapy settings. Outcomes have consistently demonstrated a growing body of evidence that supports its potential role in the treatment of frontline AML. Data highlights include:
•
Efficacy
•
To date, six frontline AML patients have been reported on in the ongoing RAINIER Phase 1b/2 trial evaluating mipletamig in combination with venetoclax and azacitidine. Of these, five of six (5/6) patients have achieved remission within 30 days of being dosed.
•
One patient progressed after the first cycle and passed away due to reasons unrelated to the study drugs.
•
These results build on data from a prior expansion study, in which four additional frontline patients treated with the same triplet combination also achieved remission (complete remission ("CR"), and complete remission with blood markers that have not yet recovered ("CRi")).
•
In total, 9 of 10 (90%) frontline patients across two trials have achieved remission with mipletamig in combination with standard of care therapy.
•
Safety
•
No cytokine release syndrome ("CRS") has been observed in the ongoing RAINIER trial to date.
•
This favorable profile is consistent with earlier trials, where CRS was generally minimal and manageable.
•
The company attributes this safety profile, a key differentiator, to the engineered CD3 domain (Cris7) and its ADAPTIR™ format, which are designed to reduce cytokine release without compromising T-cell activation or anti-leukemic activity.
•
Additional details
•
RAINIER Cohort 1 data (included in the total patient outcomes above) in which 100% of patients achieved remission within the first 30 days.
•
One patient experienced complete remission with minimal residual disease ("MRD")-negative status (100% elimination of cancer cells).
•
MRD-negative status is a critical outcome indicating that even the most sensitive diagnostic methods detect no remaining cancer cells. This result is strongly associated with longer-lasting remissions and improved survival rates.
•
Phase 1b dose expansion combination therapy (included in the total patient outcomes above) trial in which 100% of frontline patients achieved remission.

•
Phase 1a dose escalation monotherapy trial in which 36% of evaluable patients who failed prior regimens experienced substantial leukemic blast reduction to a clinical meaningful degree compared to baseline (range of 17% to 88% reduction), providing evidence of the pharmacodynamic effect of the drug – and efficacy contribution to the triplet combination.

Comparison of the three months ended March 31, 2025 and 2024

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

Our research and development expenses by program for the three months ended March 31, 2025 and 2024 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Clinical programs:
Mipletamig	$1,622	$684
ALG.APV-527(1)	178	827
Total clinical programs	$1,800	$1,511
Preclinical program, general research and discovery:
Preclinical program	$565	$802
General research and discovery	1,268	1,439
Total preclinical program, general research and discovery	$1,833	$2,241
Total	$3,633	$3,752

(1)
The total ALG.APV-527 project costs of $0.2 million are presented in the table above net of $0.1 million expense reimbursement pursuant to the collaboration agreement detailed in Note 2 - Collaboration Agreements.

Research and development expenses decreased by $0.2 million, from $3.8 million for the three months ended March 31, 2024 to $3.6 million for the three months ended March 31, 2025. The decrease was primarily due to lower preclinical and ALG.APV-527 spending due to escalation phase ramping down and was offset by higher mipletamig trial costs from clinical trial patient enrollment.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.4 million, from $3.2 million for the three months ended March 31, 2024 to $2.8 million for the three months ended March 31, 2025. The decrease is primarily due to lower stock-based compensation costs.

Other Income, Net

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and short term rental income. Other income, net was $0.1 million for the three months ended March 31, 2025 and 2024.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(6,575)	$(6,651)
Investing activities	—	—
Financing activities	—	(3)
Change in cash and cash equivalents	$(6,575)	$(6,654)

Net cash used in operating activities of $6.6 million for the three months ended March 31, 2025 was primarily due to our net loss of $6.4 million for the period and changes in working capital accounts. Net cash used in operating activities of $6.7 million for the three months ended March 31, 2024 was primarily due to our net loss of $6.8 million for the period and changes in working capital accounts

We did not use cash in financing activities for the three months ended March 31, 2025. Net cash used in financing activities of $3 thousand for the three months ended March 31, 2024 was primarily due to payments in lieu of fractional shares.

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

Sales Agreement

On April 28, 2025, we entered into the Sales Agreement with Roth. The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Roth, acting as sales agent, shares of our common stock having an aggregate offering price of up to $50 million. We have no obligation to sell any such shares under the Sales Agreement. The sale of the shares of our common stock by Roth will be effected pursuant to a Registration Statement on Form S-3 which we filed on February 14, 2025, and subsequently amended and supplemented on April 28 and April 29, 2025. As of May 14, 2025, we had issued and sold 2,749,351 shares of our common stock at an aggregate gross offering price of $0.4392 pursuant to the Sales Agreement and the Registration Statement and Accompanying prospectus for aggregate gross sale proceeds of approximately $1.2 million. In accordance with the terms of the Sales Agreement, we may currently offer and sell shares of our common stock having an aggregate offering price of up to $2,141,945 from time to time through Roth as sales agent.

Common Warrants

We have an aggregate of 5,200,561 common warrants outstanding for which we may receive up to an additional $6.8 million in gross proceeds if exercised. The following is a summary of our currently outstanding common warrants:

	Warrants Outstanding	Exercise Price	Proceeds if Exercised (in thousands)
August 2023	39	$1,009.36	$39
November 2023	711	379.32	270
April 2024	11,616	8.60 - 49.95	249
July 2024	11,687	8.60	101
December 2024(1)	1,647,088	1.19	1,960
April 2025	3,529,420	1.19	4,200
Total	5,200,561		$6,819
(1)
At a special meeting of the stockholders on May 14, 2025, stockholders approved a proposal in which the exercise price of December 2024 Common Warrants was amended to $1.19 per share.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $2.1 million and an accumulated deficit of $254.0 million as of March 31, 2025.

For the three months ended March 31, 2025, net cash used in our operating activities was $6.6 million.

On April 4, 2025, we completed a registered direct offering with certain institutional investors (the "Investors") for 1,764,710 shares of our common stock, and in a concurrent private placement we also sold to Investors common warrants to purchase up to 3,529,420 shares of common stock for a combined purchase price of $1.19 for one share of our common stock and accompanying common warrants. On April 22, 2025, we completed a registered direct offering with certain investors for 2,324,000 shares of our common stock for a purchase price of $0.862 per share.

Collectively, we received $3.7 million in proceeds from the offerings after deducting placement agent expenses payable by us. The common warrants have an exercise price of $1.19 per share and are exercisable upon and will expire five years after obtaining stockholder approval. If the common warrants are exercised, we may receive up to an additional $4.2 million in proceeds. In the event that we are unable to obtain such stockholder approval, the Common Warrants will not be exercisable and therefore have no value.

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
•
the effects of macroeconomic conditions, including rising and fluctuating inflation and supply chain constraints;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, market volatility, bank failure, economic uncertainty, such as the impact from changing economic policies, tariffs and supply chain constraints.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the three months ended March 31, 2025, we had net loss of $6.4 million compared to $6.8 million for the same period in 2024. As of March 31, 2025, we had an accumulated deficit of $254.0 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update (ASU 2014-15) requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements in this Form 10-Q, substantial doubt is deemed to exist about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement and exercise of warrants. The reaction of investors to the inclusion of a going concern statement in this report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of March 31, 2025, we had cash and cash equivalents in the amount of $2.1 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including fluctuating interest rates, economic uncertainty and volatility in the capital market, changing economic policies such as tariffs, geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. In the year ended December 31, 2024, we completed certain registered direct and public offerings and a warrant inducement transaction related to the issuance and sale of an aggregate 1,305,452 shares of our common stock (or pre-funded warrants in lieu thereof, all of which have since been exercised) and received $14.4 million in net proceeds. On April 4, 2025, we completed a registered direct offering and a concurrent private placement related to the issuance and sale of 1,764,710 shares of our common stock and received $1.9 million in net proceeds. On April 22, 2025, we completed a registered direct offering related to the issuance and sale of 2,324,000 shares of our common stock and received $1.8 million in net proceeds. On and between April 28, 2025, and the filing date of this report, we sold an aggregate 2,749,351 shares of our common stock at an aggregate gross offering price of $0.4392 pursuant to the Sales Agreement and the Registration Statement and accompanying prospectus for aggregate gross sale proceeds of approximately $1.2 million. Future issuances of common stock may include, but not be limited to, (i) any sale of up to the remaining $50.0 million worth of shares of our common stock pursuant to our Sales Agreement with Roth entered into in April 2025, (ii) the issuance of the remaining outstanding shares of common stock upon the exercise of common warrants that would result in gross proceeds of $6.8 million, and (iii) the issuance of common stock in a firm commitment offering or private placement. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On April 29, 2025, we filed an amendment to the prospectus related to the Registration Statement on Form S-3 filed on February 14, 2025, pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Sales Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Sales Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

Our business is affected by macroeconomic conditions, including fluctuating inflation rates, interest rates, market volatility, economic uncertainty, and supply chain constraints.

Various macroeconomic factors have in the past and could adversely affect in the future our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recently, for instance, the Trump administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. For example, inflation has negatively impacted the Company by increasing our labor costs through higher wages and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

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

Due to the macroeconomic and geopolitical environment, we may experience delays in opportunities to partner our product candidates, due to financial and other impacts on potential partners. Additionally, we may experience potential impacts on our future milestone payments from Medexus, which may impact Medexus' ability to continue to successfully commercialize the IXINITY businesses. These and other factors may have a material adverse effect on our business, results of operations and financial condition.

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

In the event of an “ownership change,” Sections 382 and 383 of the Code impose an annual limitation on the amount of taxable income a corporation may offset with pre-change net operating loss carryforwards and certain other tax attributes. The annual limitation is generally equal to the value of the outstanding stock of the corporation immediately before the ownership change (excluding certain capital contributions), multiplied by the long-term tax-exempt rate as published by the IRS for the month in which the ownership change occurs (the long-term tax-exempt rate for December 2024 is 3.43%). Any unused annual limitation may generally be carried over to subsequent years until the pre-ownership change net operating loss carryforwards and certain other tax attributes expire or are fully utilized by the corporation. Similar provisions of state tax law may also apply to limit the use of state net operating loss carryforwards and certain other tax attributes.

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

As of December 31, 2024, we had approximately $173.9 million and $70.8 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. The Company completed an IRC Section 382/383 study through December 31, 2024 on its federal and state tax attributes. Based on the study, historical ownership changes have been identified, including an ownership change in December 2024. As a result of the December 2024 ownership change, there is a permanent limitation on our ability to use approximately $13.2 million of federal and state net operating loss carryforwards and approximately $7.0 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be limited.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Between August 1, 2016 and March 31, 2025, the reported closing price of our common stock has fluctuated between $1.12 and $182,290.42 per share (as adjusted to reflect our 1-for-44 and 1-for-37 reverse stock splits of our outstanding common stock that were effective on March 5, 2024, and December 3, 2024, respectively). The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical tension or political events, including the impact from the results of the war in Ukraine and the conflict in the Middle East, and macroeconomic conditions, including rising and fluctuating inflation, reduced consumer confidence and changing economic policies, such as tariffs. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (Nasdaq) and on April 30, 2025, the last reported sale price of our common stock on Nasdaq was $0.53 per share. Nasdaq has minimum requirements that a company must meet to remain listed on Nasdaq, including corporate governance standards and a requirement that we maintain a minimum closing bid price of $1.00 per share, among other requirements. If the sale price of our common stock remains below $1.00 per share, for 30 consecutive business days, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement"). If we fail to meet the Bid Price Requirement, we are not eligible for a 180-day cure period from Nasdaq to regain compliance with such requirement because we have conducted a reverse stock split in the past year and thus we would be immediately delisted.

To maintain our ability to comply with the Bid Price Requirement, we are holding a special meeting of our stockholders on May 14, 2025, in order to, among other things, effect a reverse stock split. This reverse stock split was approved and the Company will, if necessary, seek to effectuate a reverse stock split prior to failing to meet the Bid Price Requirement.

In the future, if we fail to maintain the minimum listing requirements of Nasdaq and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, under our Sales Agreement with Roth Capital Partners, equity issuances under our Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with both of our 2023 and 2024 registered offerings and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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
•
our collaborative partners may pursue a competing product candidate developed either independently or in collaboration with others, including our competitors; and,
•
our collaborative partners may opt out of or terminate our relationship.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended March 31, 2025, none of the Company's directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of its securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of its securities, within the meaning of Item 408 of Regulation S-K.

Special Meeting Results

On May 14, 2025, the Company held its 2025 Special Meeting of Stockholders (the “Special Meeting”), at which a quorum was present. Stockholders considered three proposals outlined below, each of which is described in more detail in the Company’s definitive proxy statement for the Special Meeting filed with the SEC on April 15, 2025 (the “Proxy Statement”). The final voting results with respect to each of the proposals acted upon at the Special Meeting are set forth below.

Proposal 1: Approval of the stock issuance and warrant proposal

The issuance of more than 19.99% of the Company's outstanding Common Stock, par value $0.001 per share ("Common Stock"), including (i) Common Stock issuable upon the exercise of the common warrants (the "Common Warrants") issued and sold in a private placement pursuant to that certain Securities Purchase Agreement, dated as of April 3, 2025, by and among the Company and purchasers thereto (the "Purchase Agreement") and (ii) Common Stock issuable upon the exercise of those certain existing common warrants that were previously issued on December 12, 2024 to purchase 1,647,088 shares of Common Stock, and have an exercise price of $9.53 per share, that were amended in connection with the issuance of the Common Warrants (the "Amended Warrants"), was approved based on the following:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
174,107	120,876	20,950	826,918

Proposal 2: Approval of the Company's Amended and Restated Certificate of Incorporation

An amendment to our Amended and Restated Certificate of Incorporation, as amended ("Certificate of Incorporation"), to effect a reverse stock split of our Common Stock, at a ratio in the range of 1-for-6 to l-for-20, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion, was approved based on the following:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
804,924	311,563	26,364	0

Proposal 3: Authorization to adjourn the Special Meeting

The authorization to adjourn the Special Meeting to a later date, if necessary or appropriate, was approved based on the following votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
791,430	299,950	51,471	0

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.INS*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: May 15, 2025	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer