Form 10-Q
period 2025-06-30
Aptevo Therapeutics Inc.
filed 2025-08-11
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the number of shares of the registrant’s common stock outstanding was 3,287,918.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,410	$8,714
Prepaid expenses	1,589	1,689
Other current assets	82	256
Total current assets	11,081	10,659
Property and equipment, net	432	543
Operating lease right-of-use asset	4,111	4,389
Total assets	$15,624	$15,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,903	$3,053
Accrued compensation	1,040	1,856
Other current liabilities	948	1,298
Total current liabilities	4,891	6,207
Operating lease liability	4,209	4,629
Total liabilities	9,100	10,836

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 3,224,156 and 72,922 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	99	84
Additional paid-in capital	266,614	252,248
Accumulated deficit	(260,189)	(247,577)
Total stockholders' equity	6,524	4,755
Total liabilities and stockholders' equity	$15,624	$15,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$(3,328)	$(3,643)	$(6,961)	$(7,395)
General and administrative	(2,898)	(2,381)	(5,745)	(5,612)
Loss from operations	(6,226)	(6,024)	(12,706)	(13,007)
Other income:
Other income, net	22	141	94	290
Net loss	$(6,204)	$(5,883)	$(12,612)	$(12,717)

Basic and diluted net loss per share:	$(8.40)	$(1,236.96)	$(30.84)	$(4,458.98)

Shares used in calculation:	738,149	4,756	408,985	2,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(12,612)	$(12,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17	992
Depreciation and amortization	110	197
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	274	650
Operating lease right-of-use asset	278	236
Accounts payable, accrued compensation and other liabilities	(1,315)	(1,805)
Long-term operating lease liability	(420)	(357)
Net cash used in operating activities	(13,668)	(12,804)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Value of equity awards withheld for tax liability	—	(1)
Proceeds from issuance of common stock and pre-funded warrants exercise, net of issuance costs	14,364	3,970
Payments in lieu of fractional shares	—	(3)
Net cash provided by financing activities	14,364	3,966
Increase (decrease) in cash and cash equivalents	696	(8,838)
Cash and cash equivalents at beginning of period	8,714	16,904
Cash and cash equivalents at end of period	$9,410	$8,066

Supplemental Cash Flow Information
Warrant modification - incremental value	$586	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	72,922	$84	$252,248	$(247,577)	$4,755
Common stock issued upon vesting of restricted stock units	3	—	—	—	—
Stock-based compensation	—	—	180	—	180
Net loss for the period	—	—	—	(6,408)	(6,408)
Balance at March 31, 2025	72,925	$84	$252,428	$(253,985)	$(1,473)
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock(1)	3,151,264	15	14,349	—	14,364
Payment in lieu of fractional shares in connection with the 1-for-20 reverse stock split effected on May 23, 2025	(33)	—	—	—	—
Stock-based compensation	—	—	(163)	—	(163)
Net loss for the period	—	—	—	(6,204)	(6,204)
Balance at June 30, 2025	3,224,156	$99	$266,614	$(260,189)	$6,524

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	597	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock	312	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	—	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—	—	(6,834)	(6,834)
Balance at March 31, 2024	909	$66	$236,318	$(230,281)	$6,103
Common stock issued upon vesting of restricted stock units	3	—	—	—	—
Issuances of common stock	4,601	3	3,967	—	3,970
Stock-based compensation	—	—	273	—	273
Net loss for the period	—	—	—	(5,883)	(5,883)
Balance at June 30, 2024	5,513	$69	$240,558	$(236,164)	$4,463

(1) Net of $0.6 million warrant modification incremental fair value. Includes shares issued in connection with exercise of pre-funded warrants.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and three preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager that is currently being evaluated in the RAINIER study, a Phase 1b/2 program evaluating mipletamig in combination with standard of care venetoclax + azacitidine for the treatment of frontline acute myelogenous leukemia (AML) patients who are unfit for intensive chemotherapy. The ongoing Phase 1b trial was initiated in August 2024. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types in a dose escalation trial.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the six months ended June 30, 2025, we had a net loss of $12.6 million. We had an accumulated deficit of $260.2 million as of June 30, 2025. For the six months ended June 30, 2025, net cash used in our operating activities was $13.7 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Aptevo Research and Development LLC ("Aptevo R&D"). All intercompany balances and transactions have been eliminated. For all periods presented in the financial statements and accompanying footnotes, share and per share amounts have been retroactively adjusted to reflect the reverse stock splits (as discussed below).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, fair value of common warrants, and incremental borrowing rate ("IBR") used for our lease. Given the global economic and geopolitical climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

For the six months ended June 30, 2025 and 2024, we recorded approximately $0.2 million and $1.3 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At June 30, 2025 and December 31, 2024, we had $1.3 million and $7.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2025 and December 31, 2024, we did not have any Level 2 or Level 3 assets.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Cash	$8,099	$1,181
Cash equivalents	1,311	7,533
Total cash and cash equivalents	$9,410	$8,714

Note 5. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of June 30, 2025, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three and six months ended June 30, 2025 and 2024, we recorded $0.2 million and $0.4 million related to variable lease expense, respectively.

Components of lease expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$297	$297	$594	$594
Total lease cost	$297	$297	$594	$594

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2025	2024
Seattle office lease, including amendment	$4,111	$4,389
Total operating leases	$4,111	$4,389

Lease payments:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
For operating leases	$688	$688

As of June 30, 2025, the long-term and current portion of the lease liabilities was $4.2 million and $0.8 million, respectively. As of June 30, 2024, the long-term and current portion of the lease liabilities was $5.0 million and $0.7 million, respectively.

As of June 30, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 4.84 years and 12.03%.

Note 6. Reverse Stock Split

On May 14, 2025, we held a Special Meeting of the Stockholders (the “Special Meeting”) at which our stockholders approved a series of alternate amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect, at the option of the Board of Directors of the Company (the “Board”), a reverse split of the Company’s common stock at a ratio ranging from 1-for-6 to 1-for-20, inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meeting. On May 21, 2025, the Board approved an amendment to the Certificate of Incorporation to effect a reverse stock split of our common stock at the reverse split ratio of 1-for-20 (the “Reverse Stock Split”). Accordingly, on May 23, 2025, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Amendment was effective at 5:01 p.m. Eastern Time on May 23, 2025 (the “Effective Time”).

In the year ended December 31, 2024, the Company effected two reverse stock splits on March 5 and December 3, 2024 at the ratios of 1-for-44 and 1-for-37, respectively.

No fractional shares were issued as a result of the current and prior period reverse stock splits. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is net loss for the period. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6,204)	$(5,883)	$(12,612)	$(12,717)

Basic and diluted net loss per share	$(8.40)	$(1,236.96)	$(30.84)	$(4,458.98)

Shares used in calculation:	738,149	4,756	408,985	2,852

The following table represents all potentially dilutive shares:

	As of June 30,
	2025	2024
Common warrants	12,585,033	10,120
Outstanding options to purchase common stock	2	13
Unvested RSUs	75	7

We use the treasury stock method when determining dilutive shares. For the three and six months ended June 30, 2025 and 2024, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 8. Equity

2023 Equity Offerings and Common Warrants

On August 4, 2023, and November 9, 2023, we completed a public offering and entered into a warrant inducement agreement, respectively, resulting in the issuance of common warrants (the "2023 Common Warrants") to purchase up to an aggregate of 1,368 shares of common stock. We received aggregate net proceeds of $5.3 million, which includes non-cash warrant modification costs of $2.1 million. As of June 30, 2025, there were 38 aggregate 2023 Common Warrants outstanding with an amended exercise price between $7,586.40 per share and $20,187.20 per share and expiration dates between November 2025 and November 2028.

If the warrants issued in connection with the 2023 offerings are exercised at their current exercise prices, we will receive up to an additional $0.3 million in proceeds.

2024 Equity Offerings and Common Warrants

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received gross proceeds of $4.6 million, less total issuance costs of $0.6 million, which included 4,595 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 9,190 shares of common stock at an exercise price of $999.00 per share for a combined offering price of $999.00 per share and accompanying common warrants. The common warrants were exercisable immediately following the date of issuance and will expire in April 2029. As of June 30, 2025, we have 401 common warrants outstanding with an amended exercise price of $172.00 per share and 181 common warrants outstanding with an amended exercise price of $999.00 per share that were issued in connection with the April 2024 public offering (the "April 2024 Warrants").

On July 1, 2024, we completed a registered direct offering (the "July 2024 Registered Direct Offering") in which we issued 7,216 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 14,432 shares of common stock at an exercise price of $381.20 per share for a combined offering price of $381.20 per share and accompanying common warrants. The common warrants became exercisable immediately following the date of stockholder approval on August 6, 2024, and will expire in August 2029. We received approximately $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include placement agent fees and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July 2024 Registered Direct Offering. As of June 30, 2025, we have 585 common warrants outstanding at an amended exercise price of $172.00 per share that were issued in connection with the July 2024 Registered Direct Offering (the "July 2024 Warrants").

On December 12, 2024, we entered into a warrant inducement agreement (the "December 2024 Inducement Agreement") with certain holders of our 2023 Common Warrants, April 2024 Warrants, July 2024 Warrants and warrants issued on September 18, 2024 (together, the "Existing Warrants") to exercise for cash 41,177 Existing Warrants at a reduced exercise price of $150.00 per share. Additionally, pursuant to the December 2024 Inducement Agreement, we issued 82,354 common warrants (the "December 2024 Warrants," and, together with the remaining April 2024 Warrants and July 2024 Warrants, the "2024 Warrants") with an exercise price of $190.60 per share which are exercisable immediately following the date of issuance and will expire in December 2029. We received $6.2 million in gross proceeds from the exercise of these warrants less total issuance costs of $0.6 million, which includes placement agent fees and legal fees. The common warrants in connection with the December 2024 Warrant Inducement were equity classified as they are indexed to the Company's stock and do not contain any exercise contingency. The fair value of Existing Warrants immediately before and after the December 2024 Warrant Inducement were $3.5 million and $3.6 million, respectively. The fair value of the December 2024 Warrants was $7.3 million. Given the common warrants were equity classified, the modified fair value of Existing Warrants and the December 2024 Warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants. As of June 30, 2025, there were 82,355 December 2024 Warrants outstanding with an amended exercise price of $23.80 per share.

If the warrants issued in connection with the 2024 offerings are exercised at their current exercise prices, we will receive up to an additional $2.3 million in proceeds.

2025 Equity Offerings and Common Warrants

On April 4, 2025, we completed a registered direct offering and a concurrent private placement (the “April 4, 2025 Offering”), in which we issued 88,235 shares of common stock and accompanying common warrants to purchase up to an aggregate of 176,470 shares of common stock at an exercise price of $23.80 per share for a combined offering price of $23.80 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on May 14, 2025 and will expire in May 2030. We received $2.1 million in gross proceeds less total issuance costs of $0.2 million. In connection with the April 4, 2025 Offering, we also agreed to amend certain existing warrants that were previously issued on December 12, 2024 to purchase up to 82,355 shares of common stock and had an exercise price of $190.60 per share, and reduced the exercise price of these warrants to $23.80 per share. The Company recognized the $0.6 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the April 4, 2025 Offering. Given the common warrants were equity classified, the modified fair value of existing common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity in conjunction with the April 4, 2025 Offering. As of June 30, 2025, we have 176,473 common warrants outstanding in connection with the April 4, 2025 Offering.

On April 22, 2025, we completed a registered direct offering (the “April 22, 2025 Offering” and together with the April 4, 2025 Offering, the “April 2025 Offerings”), in which we issued 116,200 shares of common stock at a purchase price of $17.24 per share. We received $2.0 million in gross proceeds less total issuance costs of $0.2 million. We did not issue any common warrants in connection with the April 22, 2025 Offering.

On June 20, 2025, we completed an offering priced at-the-market (the “June 2025 Offering”) with certain institutional investors, in which we received gross proceeds $8.0 million, which included 2,465,000 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 12,325,000 shares of common stock at an exercise price of $3.25 per share for a combined purchase price of $3.25 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on July 24, 2025 and will expire in July 2030. We received $8.0 million in gross proceeds less total issuance costs of $0.7 million. Additionally, the common warrants issued in our June 2025 Offering include a down-round feature. As of June 30, 2025, we have 12,325,000 common warrants outstanding in connection with the June 2025 Offering.

If the warrants issued in connection with the 2025 offerings are exercised at their current exercise price, we will receive up to an additional $44.3 million in proceeds.

The following is a summary of common warrant activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2024	83,574	$32.97	4.91
Issued	12,501,473	3.54	5.00
Expired	(14)	2,883.94	—
Outstanding at June 30, 2025	12,585,033	$3.73	5.00
Exercisable at June 30, 2025	12,585,033	$3.73	5.00

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity, are recorded at fair value on the date of issuance. For the six months ended June 30, 2025 the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the Six Months Ended June 30,
2025
Expected dividend yield	0.00%
Expected volatility	121.45%
Risk-free interest rate	3.97%
Expected average life of warrants	5 years

Standby Equity Purchase Agreement

On June 16, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to issue and sell to

Yorkville from time to time up to $25.0 million (the “Commitment Amount”) of the Company’s common stock during the 36 months following the execution of the SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. We did not issue any shares under the SEPA in the six months ended June 30, 2025 and 2024.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”) for an aggregate offering price of $50.0 million, pursuant to which we may offer and sell shares of our common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). For the six months ended June 30, 2025, we issued 481,829 shares of our common stock at an average price of $7.81 per share under the ATM Agreement. We received $3.8 million in proceeds from the issuance of these shares. We did not issue any shares under the ATM Agreement in the six months ended June 30, 2024. On June 20, 2025, we filed the latest amendment to the prospectus supplement to our Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement to an aggregate of $8.0 million.

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

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 250,160 shares of Aptevo common stock authorized for issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders.

On July 24, 2025, at the 2025 annual meeting of the stockholders, our stockholders approved the Third Amended and Restated 2018 SIP (the "Third Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 250,000 shares of common stock. As of June 30, 2025, there are 250,160 shares available to be granted under the Third Amended 2018 SIP.

Stock options and RSUs under the Third Amended 2018 SIP generally vest pro rata over a one-year or three-year period. Stock options terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers, members of our Board, and certain other employees and consultants may be awarded options and/or RSUs with different vesting criteria, and awards granted to non-employee directors will vest over a one-year period. Option exercise and RSU grant prices for new awards granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as $0.02 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The Company did not grant stock options for the three and six months ended June 30, 2025, or for the three and six months ended June 30, 2024

The following is a summary of option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2024	2	580,382	6.39
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2025	2	$580,382	6.63
Exercisable June 30, 2025	1	$1,090,760	5.59
Vested and expected to vest at June 30, 2025	2	$633,378	6.52

As of June 30, 2025, we had $0.04 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.7 years. The aggregate intrinsic value of options exercised for the three months ended June 30, 2025 and 2024 was $0. The total fair value of stock options vested for the six months ended June 30, 2025 and 2024 was $0 million and $1.00 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of June 30, 2025 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2025:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2024	83	$1,261.29
Granted	—	—
Vested	—	—
Forfeited	(8)	430.00
Outstanding and expected to vest at June 30, 2025	75	$1,349.96

As of June 30, 2025, there was $0.1 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 1.2 years.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$(3,328)	$(3,643)	$(6,961)	$(7,395)
General and administrative	(2,898)	(2,381)	(5,745)	(5,612)
Other segment items (a)	22	141	94	290
Net loss (b)	$(6,204)	$(5,883)	$(12,612)	$(12,717)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and foreign exchange gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six months ended June 30, 2025 and 2024, the net cash used in operating activities was $13.7 million and $12.8 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of June 30, 2025 and 2024.

	As of June 30,
	2025	2024
Assets
Cash and cash equivalents	$9,410	$8,066

Note 10. Subsequent Events

We sold 63,736 shares of our common stock under the ATM Agreement at an average price of $2.86 and raised $0.2 million in gross proceeds during the subsequent events period.

On August 6, 2025, the Compensation Committee of the Board approved a one-time cash payment of $1.2 million to be paid on or about August 15, 2025 and other compensation adjustments in the form of base salary and target bonus adjustments to each of its executive officers. Refer to Item 5 of the Form 10-Q for additional detail.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and four preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager that is currently being evaluated in the RAINIER study, a Phase 1b/2 program evaluating mipletamig in combination with standard of care venetoclax + azacitidine for the treatment of frontline acute myelogenous leukemia (AML) patients who are unfit for intensive chemotherapy. The ongoing Phase 1b trial was initiated in August 2024. Results from cohorts 1 and 2 to date were highly favorable for both safety and efficacy. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types in a dose escalation trial.

Preclinical candidates, APVO603, a dual agonist bispecific designed to simultaneously target 4-1BB (CD137) and OX40 (CD134), and APVO711, a bispecific checkpoint inhibitor with added functionality that targets PD-L1 and CD40, were also developed using our ADAPTIR modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX heterodimer protein technology platform and is engineered to address treatment challenges associated with later stage and castration resistant prostate cancer with its unique design that enables precise tumor targeting while activating the immune system in a controlled manner. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth. Our recently announced preclinical candidate, APVO455, is a Nectin-4 x CD3 bispecific developed to address multiple solid tumor types. With the addition of APVO455 to the pipeline, Aptevo now has a suite of three CD3-engaging molecules in development. The portfolio includes mipletamig for AML, APVO442 for prostate cancer and APVO455 for multiple solid tumor types. All three molecules share the same CRIS-7 derived binding domain with a low cytokine release profile. In addition, APVO455 and APVO442 contain CD3 binding domains that are optimized for targeting solid tumors. All three molecules are designed to drive tumor-specific immune activation while limiting systemic toxicity.

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

Recent Developments

•
Pipeline Expansion — Introduced APVO455, a Nectin-4 x CD3 bispecific for solid tumors, expanding the Company’s suite of differentiated CRIS-7–derived CD3-engaging molecules in development, including lead candidate, mipletamig.
•
Mipletamig for acute myeloid leukemia (AML) — Achieved 85% remission*rate (11/13 patients) in frontline AML patients across two trials in combination therapy.
•
Increased Liquidity — Completed financings that raised a total of $15.9 million, extending cash runway into late 4Q25.
•
Secured an equity line of credit for up to an additional $25 million in capital.

*Remission = complete remission (CR) and, complete remission with blood markers that have not yet recovered (CRi).

Comparison of the three and six months ended June 30, 2025 and 2024

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

Our research and development expenses by program for the three and six months ended June 30, 2025 and 2024 are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Clinical programs:
Mipletamig	$1,542	$1,135	$3,164	$1,819
ALG.APV-527(1)	121	621	299	1,448
Total clinical programs	$1,663	$1,756	$3,463	$3,267
Preclinical program, general research and discovery:
Preclinical program	$533	$765	$1,098	$1,567
General research and discovery	1,132	1,122	2,400	2,561
Total preclinical program, general research and discovery	$1,665	$1,887	$3,498	$4,128
Total	$3,328	$3,643	$6,961	$7,395

(1)
The total ALG.APV-527 project costs presented in the table above are net of expense reimbursement pursuant to the collaboration agreement detailed in Note 2 - Collaboration Agreements.

Research and development expenses decreased by $0.3 million, from $3.6 million for the three months ended June 30, 2024 to $3.3 million for the three months ended June 30, 2025. Research and development expenses decreased by $0.4 million, from $7.4 million for the six months ended June 30, 2024 to $7.0 million for the six months ended June 30, 2025. The decrease was primarily due to lower preclinical and ALG.APV-527 spending due to escalation phase ramping down and was offset by higher mipletamig trial costs from clinical trial patient enrollment.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses increased by $0.5 million, from $2.4 million for the three months ended June 30, 2024 to $2.9 million for the three months ended June 30, 2025. General and administrative expenses increased by $0.1 million, from $5.6 million for the six months ended June 30, 2024 to $5.7 million for the six months ended June 30, 2025. The increase is primarily due to higher consulting costs.

Other Income, Net

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and short term rental income. Other income, net was $0.02 million and $0.1 million for the three and six months ended June 30, 2025, respectively. Other income, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The change in other income, net is primarily due to lower interest income from our money market accounts.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(13,668)	$(12,804)
Investing activities	—	—
Financing activities	14,364	3,966
Change in cash and cash equivalents	$696	$(8,838)

Net cash used in operating activities of $13.7 million for the six months ended June 30, 2025 was primarily due to our net loss of $12.6 million for the period and changes in working capital accounts. Net cash used in operating activities of $12.8 million for the six months ended June 30, 2024 was primarily due to our net loss of $12.7 million for the period and changes in working capital accounts.

Net cash provided by financing activities of $14.4 million and $4.0 million for the three and six months ended June 30, 2025 and 2024, respectively, were primarily due to issuance of common stock.

Sources of Liquidity

Standby Equity Purchase Agreement

On June 16, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million (the “Commitment Amount”) of the Company’s common stock during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Commitment Amount in five equal installments. Pursuant to the SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. We did not issue any shares under the SEPA in the six months ended June 30, 2025 and 2024.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”) for an aggregate offering price of $50 million, pursuant to which the Company may offer and sell shares of its common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). For the six months ended June 30, 2025, we issued 481,829 shares of our common stock at an average price of $7.81 per share under the ATM Agreement. We received $3.8 million in proceeds from the issuance of these shares.

Registration Statement

On February 14, 2025, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale up to $100 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the prior registration statement. On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement to $8.0 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the ATM Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under our SEPA with Yorkville as the sales of such shares were registered under a separate registration statement on Form S-1.

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

Common Warrants

We have an aggregate of 12,585,033 common warrants outstanding for which we may receive up to an additional $46.9 million in gross proceeds if exercised. The following is a summary of our currently outstanding common warrants:

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $9.4 million and an accumulated deficit of $260.2 million as of June 30, 2025.

For the six months ended June 30, 2025, net cash used in our operating activities was $13.7 million.

For the six months ended June 30, 2025, we received $15.9 million in proceeds through various equity offerings as follows:

•
On April 4, 2025, we completed a registered direct offering with certain institutional investors for 88,235 shares of our common stock, and in a concurrent private placement we also sold to the investors common warrants to purchase up to 176,470 shares of common stock for a combined purchase price of $23.80 for one share of our common stock and accompanying common warrants. On April 22, 2025, we completed another registered direct offering with certain investors for 116,200 shares of our common stock for a purchase price of $17.24 per share. Collectively, we received a combined $4.1 million in gross proceeds from the April 2025 Offerings.
•
Additionally, on June 20, 2025, we completed an offering priced at-the-market with certain institutional investors, in which we received gross proceeds of $8.0 million, which included 2,465,000 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 12,325,000 shares of common stock at an exercise price of $3.25 per share for a combined purchase price of $3.25 per share and accompanying common warrants.
•
For the six months ended June 30, 2025, we issued 481,829 shares of our common stock at an average price of $7.81 per share under the ATM Agreement and received $3.8 million in proceeds from the issuance of such shares.

Our future success is dependent on our ability to fund and develop our product candidates. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and/or until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals.

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
•
our ability to maintain compliance with Nasdaq’s continued listing requirements;
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

Supplemental Cash Payments

On August 6, 2025, the Compensation Committee of the Board (the “Compensation Committee”) approved a one-time supplemental cash payment, minus applicable deductions and withholdings, to each of its executive officers in the aggregate amount of $1.2 million allocated as set forth below to narrow the gap between target long-term incentives and market competitive equity values due to the volatility in the Company’s stock price and share constraints. The one-time supplemental cash payments will be paid in accordance with the Company’s regular pay schedule.

Supplemental Cash Payment
Marvin L. White Chief Executive Officer and President	$400,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	300,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	250,000
Daphne Taylor Senior Vice President, Chief Financial Officer	250,000
Total	$1,200,000

Base Compensation Changes

In approving the compensation changes for the executive officers, the Compensation Committee considered, among other factors, the compensation practices, trends and data from comparable companies as identified by the Compensation Committee and an independent compensation consultant engaged by the Compensation Committee and adjusted the executive officer compensation to target the 75th percentile of public company peers.

Salary Increases

The Compensation Committee approved the following salary increases to each of the Company’s executive officers:

	Prior Base Salary	Base Salary Effective as of August 6, 2025
Marvin L. White Chief Executive Officer and President	$595,000	$690,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	504,400	590,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	472,500	545,000
Daphne Taylor Senior Vice President, Chief Financial Officer	457,000	520,000

Bonus Target Increases

The Compensation Committee approved the following target cash bonuses for 2025 based on the above salary increases. The total 2025 Target Bonus amount increased by $352,000 in the aggregate.

	2024 Target Bonus Percentage	2024 Target Bonus	2025 Target Bonus Percentage	2025 Target Bonus
Marvin L. White Chief Executive Officer and President	55%	$327,250	70%	$483,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	45%	226,980	60%	354,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	40%	189,000	55%	299,750
Daphne Taylor Senior Vice President, Chief Financial Officer	40%	182,800	55%	286,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the six months ended June 30, 2025, we had net loss of $12.6 million. As of June 30, 2025, we had an accumulated deficit of $260.2 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

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

As of June 30, 2025, we had cash and cash equivalents in the amount of $9.4 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility. Additional funding may be available under our ATM Agreement with Roth, pursuant to which the Company may sell up to $8.0 million of our common stock. In addition, we entered into a SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of our common stock during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On June 20, 2025, we filed the latest amendment to the prospectus related to the Registration Statement on Form S-3 filed on February 14, 2025, pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the Sales Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the Sales Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Marvin L. White, our Chief Operating Officer, Jeffrey G. Lamothe, our Chief Medical Officer, Dr. Dirk Huebner, our Chief Financial Officer, Daphne Taylor, our General Counsel, SoYoung Kwon, or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

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

Recent tax changes affect the deductibility of our research and development expenditures.

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law (the “OBBA”), which, among other provisions, repeals the requirement to capitalize domestic research and development expenditures (“R&D Expenditures”) for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&D Expenditures. Non-U.S. R&D Expenditures are still required to be capitalized and amortized ratably over 15 years, as provided for in the Tax Cuts and Jobs Act of 2017 pursuant to Section 174 of the Code. We are assessing the legislation and the effect on our consolidated financial statements.

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (“Nasdaq”) and on June 30, 2025, the last reported sale price of our common stock on Nasdaq was $3.05 per share. To maintain our ability to comply with the Bid Price Requirement, we held a special meeting of our stockholders on May 14, 2025, in order to, among other things, effect a reverse stock split which was approved. On May 22, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, for the quarter ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq. On July 1, 2025, we received a letter from the Staff confirming that we have regained compliance with the Rule. Our compliance with the Rule was evidenced by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2025, which reported that, during the quarterly period ended June 30, 2025, we raised gross proceeds of approximately $15.9 million of additional equity capital and by the stockholders’ equity of approximately $6.7 million as of June 30, 2025 as reported in this Quarterly Report on Form 10-Q and, as a result, we believe we are in compliance with the Rule.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, under our Sales Agreement with Roth Capital Partners, equity issuances under our Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with both of our 2023, 2024 and 2025 registered offerings and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

We believe that our most significant competitors in the oncology market include: AbbVie Inc., Affimed, ALX Oncology Holdings Inc., Amgen Inc., Arcellx, AstraZeneca, AvenCell Therapeutics, Inc., BioNTech, Bio-Path, Bristol Myers Squibb, Cellectis, Creative Biolabs, Faron Pharma, F-star Therapeutics, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Genmab A/S, Gilead Sciences, Inc., GlaxoSmithKline plc, ImmunoGen, Inc., Johnson & Johnson, Lava Therapeutics, Macrogenics, Inc., Menarini Group, Molecular Partners, Novartis, Pfizer Inc., Pieris Pharmaceuticals, Inc., Regeneron Pharma, Sanofi-Aventis US LLC, Shattuck Labs, Syros Pharmaceuticals, Inc., Servier Laboratories, Xencor, Inc., and Zymeworks Biopharmaceuticals, Inc. Our competitors also include Chinese biotech companies with bispecific technologies and programs. We expect to compete on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over any products we successfully develop, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2025, we completed a registered direct offering with certain institutional investors for 88,235 shares of our common stock, and in a concurrent private placement we also sold to the investors common warrants to purchase up to 176,470 shares of common stock for a combined purchase price of $23.80 for one share of our common stock and accompanying common warrants. Such common warrants were issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and/or Regulation D of the Securities Act.

On June 16, 2025, we entered into the SEPA with Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of our common stock during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Commitment Amount, we paid a structuring fee in the amount of $25,000 to Yorkville, and we have agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Commitment Amount in five equal installments. We did not issue any shares under the SEPA in the six months ended June 30, 2025 and 2024. In the SEPA, Yorkville represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act), and the securities to be issued and sold by the Company to Yorkville will be in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended June 30, 2025, none of the Company's directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of its securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of its securities, within the meaning of Item 408 of Regulation S-K.

Supplemental Cash Payments

On August 6, 2025, the Compensation Committee of the Board (the “Compensation Committee”) approved a one-time supplemental cash payment, minus applicable deductions and withholdings, to each of its executive officers in the aggregate amount of $1.2 million allocated as set forth below to narrow the gap between target long-term incentives and market competitive equity values due to the volatility in the Company’s stock price and share constraints. The one-time supplemental cash payments will be paid in accordance with the Company’s regular pay schedule.

Supplemental Cash Payment
Marvin L. White Chief Executive Officer and President	$400,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	300,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	250,000
Daphne Taylor Senior Vice President, Chief Financial Officer	250,000
Total	$1,200,000

Base Compensation Changes

In approving the compensation changes for the executive officers, the Compensation Committee considered, among other factors, the compensation practices, trends and data from comparable companies as identified by the Compensation Committee and an independent compensation consultant engaged by the Compensation Committee and adjusted the executive officer compensation to target the 75th percentile of public company peers.

Salary Increases

The Compensation Committee approved the following salary increases to each of the Company’s executive officers:

	Prior Base Salary	Base Salary Effective as of August 6, 2025
Marvin L. White Chief Executive Officer and President	$595,000	$690,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	504,400	590,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	472,500	545,000
Daphne Taylor Senior Vice President, Chief Financial Officer	457,000	520,000

Bonus Target Increases

The Compensation Committee approved the following target cash bonuses for 2025 based on the above salary increases. The total 2025 Target Bonus amount increased by $352,000 in the aggregate.

	2024 Target Bonus Percentage	2024 Target Bonus	2025 Target Bonus Percentage	2025 Target Bonus
Marvin L. White Chief Executive Officer and President	55%	$327,250	70%	$483,000
Jeffrey G. Lamothe Executive Vice President and Chief Operating Officer	45%	226,980	60%	354,000
SoYoung Kwon Senior Vice President, General Counsel, Business Development and Corporate Affairs	40%	189,000	55%	299,750
Daphne Taylor Senior Vice President, Chief Financial Officer	40%	182,800	55%	286,000

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc., filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2025 and incorporated herein by reference.

4.1	Common Warrant, dated April 4, 2025, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2025 and incorporated herein by reference.

4.2	Amended Common Warrant, dated April 4, 2025, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2025 and incorporated herein by reference.

4.3	Common Warrant, dated June 20, 2025, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2025 and incorporated herein by reference.

10.1

Securities Purchase Agreement, dated April 3, 2025, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2025 and incorporated herein by reference.

10.2

Securities Purchase Agreement, dated April 21, 2025, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 22, 2025 and incorporated herein by reference.

10.3

Securities Purchase Agreement, dated June 18, 2025, between the Company and the purchasers party thereto, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 20, 2025 and incorporated herein by reference.

10.4

Standby Equity Purchase Agreement, dated June16, 2025, by and between Aptevo Therapeutics Inc. and YA II PN, LTD., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2025 and incorporated herein by reference.

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

APTEVO THERAPEUTICS INC.

Date: August 11, 2025	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: August 11, 2025	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer