Form 10-Q
period 2025-09-30
Aptevo Therapeutics Inc.
filed 2025-11-06
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the number of shares of the registrant’s common stock outstanding was 16,850,494.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,061	$8,714
Prepaid expenses	1,511	1,689
Other current assets	77	256
Total current assets	22,649	10,659
Property and equipment, net	384	543
Operating lease right-of-use asset	3,963	4,389
Total assets	$26,996	$15,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,219	$3,053
Accrued compensation	1,901	1,856
Other current liabilities	1,494	1,298
Total current liabilities	5,614	6,207
Operating lease liability	3,990	4,629
Total liabilities	9,604	10,836

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 13,808,966 and 72,922 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	110	84
Additional paid-in capital	286,499	252,248
Accumulated deficit	(269,217)	(247,577)
Total stockholders' equity	17,392	4,755
Total liabilities and stockholders' equity	$26,996	$15,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$(4,044)	$(3,103)	$(11,005)	$(10,498)
General and administrative	(3,566)	(2,110)	(9,311)	(7,722)
Loss from operations	(7,610)	(5,213)	(20,316)	(18,220)
Other income:
Other income, net	61	112	155	402
Net loss	$(7,549)	$(5,101)	$(20,161)	$(17,818)
Dividend attributable to down round feature of warrants	(1,479)	—	(1,479)	—
Net loss attributable to common stockholders	$(9,028)	$(5,101)	$(21,640)	$(17,818)

Basic and diluted net loss per share:	$(2.23)	$(357.86)	$(11.42)	$(3,709.76)

Shares used in calculation:	4,049,046	14,254	1,895,494	4,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(20,161)	$(17,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	94	1,141
Depreciation and amortization	159	281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	357	(96)
Operating lease right-of-use asset	426	361
Accounts payable, accrued compensation and other liabilities	(591)	(1,341)
Long-term operating lease liability	(640)	(554)
Net cash used in operating activities	(20,356)	(18,026)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Value of equity awards withheld for tax liability	—	(1)
Proceeds from issuance of common stock, pre-funded warrants exercise, and common warrants exercise, net of issuance costs	32,703	8,879
Payments in lieu of fractional shares	—	(3)
Net cash provided by financing activities	32,703	8,875
Increase (decrease) in cash and cash equivalents	12,347	(9,151)
Cash and cash equivalents at beginning of period	8,714	16,904
Cash and cash equivalents at end of period	$21,061	$7,753

Supplemental Cash Flow Information
Warrant modification - incremental value	$586	$472
Dividend attributable to down round feature of warrants	$1,479	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	72,922	$84	$252,248	$(247,577)	$4,755
Common stock issued upon vesting of restricted stock units	3	—	—	—	—
Stock-based compensation	—	—	180	—	180
Net loss for the period	—	—	—	(6,408)	(6,408)
Balance at March 31, 2025	72,925	$84	$252,428	$(253,985)	$(1,473)
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock(1)	3,151,264	15	14,349	—	14,364
Payment in lieu of fractional shares in connection with the 1-for-20 reverse stock split effected on May 23, 2025	(33)	—	—	—	—
Stock-based compensation	—	—	(163)	—	(163)
Net loss for the period	—	—	—	(6,204)	(6,204)
Balance at June 30, 2025	3,224,156	$99	$266,614	$(260,189)	$6,524
Common stock issued upon vesting of restricted stock units	26	—	—	—	—
Issuances of common stock	10,584,784	11	18,329	—	18,340
Stock-based compensation	—	—	77	—	77
Dividend attributable to down round feature of warrants	—	—	1,479	(1,479)	—
Net loss for the period	—	—	—	(7,549)	(7,549)
Balance at September 30, 2025	13,808,966	$110	$286,499	$(269,217)	$17,392

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	597	$61	$235,607	$(223,447)	$12,221
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock	312	5	(5)	—	—
Payment in lieu of fractional shares in connection with the 1-for-44 reverse stock split effected on March 5, 2024	—	—	(3)	—	(3)
Stock-based compensation	—	—	719	—	719
Net loss for the period	—	—	—	(6,834)	(6,834)
Balance at March 31, 2024	909	$66	$236,318	$(230,281)	$6,103
Common stock issued upon vesting of restricted stock units	3	—	—	—	—
Issuances of common stock	4,601	3	3,967	—	3,970
Stock-based compensation	—	—	273	—	273
Net loss for the period	—	—	—	(5,883)	(5,883)
Balance at June 30, 2024	5,513	$69	$240,558	$(236,164)	$4,463
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock(1)	17,525	13	4,424	—	4,437
Warrant modification - incremental fair value	—	—	472	—	472
Stock-based compensation	—	—	149	—	149
Net loss for the period	—	—	—	(5,101)	(5,101)
Balance at September 30, 2024	23,038	$82	$245,603	$(241,265)	$4,420

(1) Includes gross proceeds of $5.8 million less issuance costs of $1.3 million, which includes $0.5 million warrant modification incremental fair value.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and six preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager that is currently being evaluated in the RAINIER study, a Phase 1b/2 program evaluating mipletamig in combination with standard of care venetoclax + azacitidine for the treatment of frontline acute myelogenous leukemia (AML) patients who are unfit for intensive chemotherapy. The ongoing Phase 1b trial was initiated in August 2024. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and was most recently evaluated in a Phase 1 clinical trial for the treatment of multiple solid tumor types likely to express 5T4.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the nine months ended September 30, 2025, we had a net loss of $20.2 million. We had an accumulated deficit of $269.2 million as of September 30, 2025. For the nine months ended September 30, 2025, net cash used in our operating activities was $20.4 million. We have suffered recurring losses from operations and negative cash flows from operating activities. In the third quarter of 2025, we raised approximately $18.7 million in aggregate net proceeds through the issuance of common stock under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), dated June 16, 2025, and the At the Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”), dated April 28, 2025. In addition, $4.1 million in net proceeds was raised during the subsequent events period. We believe that our existing cash resources will be sufficient to meet our projected operating requirements for at least twelve months from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), sale of common stock under the SEPA, and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent potential milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising inflation, potential trade war, and other costs as well as political events such as the U.S. federal government shutdown and evolving healthcare policies; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility and potential trade war, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

We assessed the arrangement in accordance with ASC 606 – Revenue from Contracts with Customers ("ASC 606") and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements ("ASC 808"). In accordance with ASC 808, we concluded that because the Collaboration Agreement is a cost sharing agreement, there is no revenue.

For the nine months ended September 30, 2025 and 2024, we recorded approximately $0.2 million and $1.9 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At September 30, 2025 and December 31, 2024, we had $17.8 million and $7.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At September 30, 2025 and December 31, 2024, we did not have any Level 2 or Level 3 assets.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Cash	$3,227	$1,181
Cash equivalents	17,834	7,533
Total cash and cash equivalents	$21,061	$8,714

Note 5. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of September 30, 2025, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three and nine months ended September 30, 2025 and 2024, we recorded $0.2 million and $0.6 million related to variable lease expense, respectively.

Components of lease expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$297	$297	$890	$890
Total lease cost	$297	$297	$890	$890

Right of use assets acquired under operating leases:

	As of September 30,	As of December 31,
(in thousands)	2025	2024
Seattle office lease, including amendment	$3,963	$4,389
Total operating leases	$3,963	$4,389

Lease payments:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
For operating leases	$1,032	$1,032

As of September 30, 2025, the long-term and current portion of the lease liabilities was $4.0 million and $0.8 million, respectively. As of September 30, 2024, the long-term and current portion of the lease liabilities was $4.8 million and $0.7 million, respectively.

As of September 30, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 4.58 years and 12.03%.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,549)	$(5,101)	$(20,161)	$(17,818)
Dividend attributable to down round feature of warrants	(1,479)	—	(1,479)	—
Net loss attributable to common stockholders	$(9,028)	$(5,101)	$(21,640)	$(17,818)

Basic and diluted net loss per share	$(2.23)	$(357.86)	$(11.42)	$(3,709.76)

Shares used in calculation:	4,049,046	14,254	1,895,494	4,803

The following table represents all potentially dilutive shares:

	As of September 30,
	2025	2024
Common warrants	12,535,033	49,122
Outstanding options to purchase common stock	2	13
Unvested RSUs	117,849	93

We use the treasury stock method when determining dilutive shares. For the three and nine months ended September 30, 2025 and 2024, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 8. Equity

2023 Equity Offerings and Common Warrants

On August 4, 2023, and November 9, 2023, we completed a public offering and entered into a warrant inducement agreement, respectively, resulting in the issuance of common warrants (the "2023 Common Warrants") to purchase up to an aggregate of 1,368 shares of common stock. We received aggregate net proceeds of $5.3 million, which includes non-cash warrant modification costs of $2.1 million. As of September 30, 2025, there were 38 aggregate 2023 Common Warrants outstanding with an amended exercise price between $7,586.40 per share and $20,187.20 per share and expiration dates between August 2028 and December 2028.

If the warrants issued in connection with the 2023 offerings are exercised at their current exercise prices, we will receive up to an additional $0.3 million in proceeds.

2024 Equity Offerings and Common Warrants

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received gross proceeds of $4.6 million, less total issuance costs of $0.6 million, which included 4,595 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of September 30, 2025) and accompanying common warrants to purchase up to 9,190 shares of common stock at an exercise price of $999.00 per share for a combined offering price of $999.00 per share and accompanying common warrants. The common warrants were exercisable immediately following the date of issuance and will expire in April 2029. As of September 30, 2025, we have 401 common warrants outstanding with an amended exercise price of $172.00 per share and 181 common warrants outstanding with an amended exercise price of $999.00 per share that were issued in connection with the April 2024 public offering (the "April 2024 Warrants").

On July 1, 2024, we completed a registered direct offering (the "July 2024 Registered Direct Offering") in which we issued 7,216 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of September 30, 2025) and accompanying common warrants to purchase up to 14,432 shares of common stock at an exercise price of $381.20 per share for a combined offering price of $381.20 per share and accompanying common warrants. The common warrants became exercisable immediately following the date of stockholder approval on August 6, 2024, and will expire in August 2029. We received approximately $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include placement agent fees and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July 2024 Registered Direct Offering. As of September 30, 2025, we have 585 common warrants outstanding at an amended exercise price of $172.00 per share that were issued in connection with the July 2024 Registered Direct Offering (the "July 2024 Warrants").

On December 12, 2024, we entered into a warrant inducement agreement (the "December 2024 Inducement Agreement") with certain holders of our 2023 Common Warrants, April 2024 Warrants, July 2024 Warrants and warrants issued on September 18, 2024 (together, the "Existing Warrants") to exercise for cash 41,177 Existing Warrants at a reduced exercise price of $150.00 per share. Additionally, pursuant to the December 2024 Inducement Agreement, we issued 82,354 common warrants (the "December 2024 Warrants," and, together with the remaining April 2024 Warrants and July 2024 Warrants, the "2024 Warrants") with an exercise price of $190.60 per share which are exercisable immediately following the date of issuance and will expire in December 2029. We received $6.2 million in gross proceeds from the exercise of these warrants less total issuance costs of $0.6 million, which includes placement agent fees and legal fees. The common warrants in connection with the December 2024 Warrant Inducement were equity classified as they are indexed to the Company's stock and do not contain any exercise contingency. The fair value of Existing Warrants immediately before and after the December 2024 Warrant Inducement were $3.5 million and $3.6 million, respectively. The fair value of the December 2024 Warrants was $7.3 million. Given the common warrants were equity classified, the modified fair value of Existing Warrants and the December 2024 Warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants. As of September 30, 2025, there were 82,355 December 2024 Warrants outstanding with an amended exercise price of $23.80 per share.

If the warrants issued in connection with the 2024 offerings are exercised at their current exercise prices, we will receive up to an additional $2.3 million in proceeds.

2025 Equity Offerings and Common Warrants

On April 4, 2025, we completed a registered direct offering and a concurrent private placement (the “April 4, 2025 Offering”), in which we issued 88,235 shares of common stock and accompanying common warrants to purchase up to an aggregate of 176,470 shares of common stock at an exercise price of $23.80 per share for a combined offering price of $23.80 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on May 14, 2025 and will expire in May 2030. We received $2.1 million in gross proceeds less total issuance costs of $0.2 million. In connection with the April 4, 2025 Offering, we also agreed to amend certain existing warrants that were previously issued on December 12, 2024 to purchase up to 82,355 shares of common stock and had an exercise price of $190.60 per share, and reduced the exercise price of these warrants to $23.80 per share. The Company recognized the $0.6 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the April 4, 2025 Offering. Given the common warrants were equity classified, the modified fair value of existing common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity in conjunction with the April 4, 2025 Offering. As of September 30, 2025, we have 176,473 common warrants outstanding in connection with the April 4, 2025 Offering.

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

On June 20, 2025, we completed an offering priced at-the-market (the “June 2025 Offering”) with certain institutional investors, in which we received gross proceeds $8.0 million, which included 2,465,000 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 12,325,000 shares of common stock at an exercise price of $3.25 per share for a combined purchase price of $3.25 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on July 24, 2025 and will expire in July 2030. We received $8.0 million in gross proceeds less total issuance costs of $0.7 million. As of September 30, 2025, we have 12,275,000 common warrants outstanding in connection with the June 2025 Offering.

If the warrants issued in connection with the 2025 offerings are exercised at their current exercise price, we will receive up to an additional $21.3 million in proceeds.

The following is a summary of common warrant activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2024	83,574	$32.97	4.91
Issued	12,501,473	3.54	5.00
Exercised	(50,000)	1.39	4.75
Expired	(14)	2,883.94	—
Outstanding at September 30, 2025	12,535,033	$1.91	4.75
Exercisable at September 30, 2025	12,535,033	$1.91	4.75

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity, are recorded at fair value on the date of issuance. For the nine months ended September 30, 2025 the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the Nine Months Ended September 30,
2025
Expected dividend yield	0.00%
Expected volatility	121.45%
Risk-free interest rate	3.97%
Expected average life of warrants	5 years

Additionally, the common warrants issued in our June 2025 Offering include a down-round feature. On September 16, 2025, in connection with the sales of common warrants and common stock, the exercise price of the common warrants issued in connection with the June 2025 Offering was lowered to $1.39 per share. Upon the trigger of the down round provision of these common warrants, on September 16, 2025, the Company recorded a deemed dividend of $1.5 million which represents the fair value transferred to the warrant holders from the down round feature being triggered. The Company calculated the difference between the common warrants' fair value on September 16, 2025, the date the down round feature was triggered, using the current exercise price at the time of $3.25 and the new exercise price of $1.39. The deemed dividend increased net loss attributable to common equity by $1.5 million in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The fair value of the common warrants prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

September 16, 2025

Exercise price	$3.25-$1.39
Expected volatility	122.40%
Risk-free interest rate	3.62%
Expected average life of warrants	4.83

Standby Equity Purchase Agreement

On June 16, 2025, we entered into a Standby Equity Purchase Agreement with Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million (the “Commitment Amount”) of the Company’s common stock during the 36 months following the execution of the SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. For the nine months ended September 30, 2025, the Company issued 8.3 million shares of common stock to Yorkville under the SEPA for aggregate gross proceeds of $15.0 million. As of September 30, 2025, the remaining availability under the SEPA is $10.0 million.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement with Roth for an aggregate offering price of $50.0 million, pursuant to which we may offer and sell shares of our common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). On June 20, 2025, we filed the latest amendment to the prospectus supplement to our Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement to an aggregate of $8.0 million. For the nine months ended September 30, 2025, we issued 2.8 million shares of our common stock at an average price of $2.74 per share under the ATM Agreement. We received $7.6 million less issuance costs of $0.23 million in proceeds from the issuance of these shares. In addition, $4.1 million in net proceeds was raised during the subsequent events period. There is currently no remaining availability under the ATM Agreement due to limitations of General Instruction I.B.6.

Rights Plan

On November 8, 2020, our Board of Directors (the "Board") approved and adopted a Rights Agreement (the "Rights Agreement"), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On October 30, 2025, we entered into Amendment No. 5 to the Rights Agreement and extended the expiration of such agreement to October 29, 2026, and changed the exercise price to $70 per one one-thousandth of a Series A Junior Participating Preferred Share, subject to adjustment. We have evaluated the rights agreement and determined that it does not represent a derivative or a liability.

2018 Stock Incentive Plan

On June 1, 2018, at the 2018 Annual Meeting of the Stockholders, the Company’s stockholders approved a new 2018 Stock Incentive Plan (the "2018 SIP"), which replaced the Restated 2016 Plan on a go-forward basis. All stock options, RSUs or other equity awards granted subsequent to June 1, 2018 have been and will be issued out of the 2018 SIP, which has 132,367 shares of Aptevo common stock available for future issuance. The 2018 Plan became effective immediately upon stockholder approval at the 2018 Annual Meeting of the Stockholders.

On July 24, 2025, at the 2025 annual meeting of the stockholders, our stockholders approved the Third Amended and Restated 2018 SIP (the "Third Amended 2018 SIP") to increase the number of shares authorized for issuance under the Amended 2018 SIP by 250,000 shares of common stock. As of September 30, 2025, there are 132,367 shares available to be granted under the Third Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as $0.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Stock Options

Aptevo utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The Company did not grant stock options for the three and nine months ended September 30, 2025, or for the three and nine months ended September 30, 2024 . No stock options were exercised or forfeited for the nine months ended September 30, 2025.

The following is a summary of option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Balance at December 31, 2024	2	580,382	6.39
Outstanding at September 30, 2025	2	$580,382	6.38
Exercisable September 30, 2025	1	$1,090,760	5.33
Vested and expected to vest at September 30, 2025	2	$580,382	6.38

As of September 30, 2025, we had $0 million of unrecognized compensation expense related to options expected to vest over a weighted-average remaining vesting period of 0.4 years. The aggregate intrinsic value of options exercised for the three months ended September 30, 2025 and 2024 was $0. The total fair value of stock options vested for the nine months ended September 30, 2025 and 2024 was $0 million and $1.1 million, respectively.

The aggregate intrinsic value is the total pretax intrinsic value (the difference between the closing stock price of Aptevo’s common stock on the last trading day of September 30, 2025 and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on the last trading day of the quarter.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2025:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2024	83	$1,261.29
Granted	117,800	2.17
Vested	(26)	430.00
Forfeited	(8)	430.00
Outstanding and expected to vest at September 30, 2025	117,849	$1,349.96

As of September 30, 2025, there was $0.26 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 0.9 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 9. Segment Information

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the Chief Executive Officer, views the Company's operations as one operating segment, which is discovery and development of novel oncology therapeutics. The discovery and development of novel oncology therapeutics segment develops novel immunotherapy candidates for the treatment of different forms of cancer. Our clinical and preclinical candidates were developed using two versatile and enabling platform technologies, ADAPTIR™® and ADAPTIR-FLEX™Ò. The Company does not have revenue in the current comparative period, incurs expenses primarily in North America and manages the business activities on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$(4,044)	$(3,103)	$(11,005)	$(10,498)
General and administrative	(3,566)	(2,110)	(9,311)	(7,722)
Other segment items (a)	61	112	155	402
Dividend attributable to down round feature of warrants	(1,479)	—	(1,479)	—
Net loss (b) attributable to common stockholders	$(9,028)	$(5,101)	$(21,640)	$(17,818)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and foreign exchange gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the nine months ended September 30, 2025 and 2024, the net cash used in operating activities was $20.4 million and $18.0 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of September 30, 2025 and 2024.

	As of September 30,
	2025	2024
Assets
Cash and cash equivalents	$21,061	$7,753

Note 10. Subsequent Events

We sold 2.7 million shares of our common stock under the ATM Agreement at an average price of $1.49 per share and raised $4.1 million in net proceeds during the subsequent events period.

We filed Form S-1 for 6.9 million shares under the SEPA on October 1, 2025. The filing is currently pending SEC review and approval, which has been delayed due to the U.S. federal government shutdown.

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

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and six preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager that is currently being evaluated in the RAINIER study, a Phase 1b/2 program evaluating mipletamig in combination with standard of care venetoclax + azacitidine for the treatment of frontline acute myelogenous leukemia (AML) patients who are unfit for intensive chemotherapy. The ongoing Phase 1b trial was initiated in August 2024. Results from cohorts 1, 2 and 3 to date were highly favorable for both safety and efficacy. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types in a dose escalation trial.

Preclinical candidates, APVO603, a dual agonist bispecific designed to simultaneously target 4-1BB (CD137) and OX40 (CD134), and APVO711, a bispecific checkpoint inhibitor with added functionality that targets PD-L1 and CD40, were also developed using our ADAPTIR modular protein technology platform. Our preclinical candidate APVO442 was developed using our ADAPTIR-FLEX heterodimer protein technology platform and is engineered to address treatment challenges associated with later stage and castration resistant prostate cancer with its unique design that enables precise tumor targeting while activating the immune system in a controlled manner. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth. We recently announced two new trispecific assets. APVO452 targeting PSMA, CD3, and CD40, is designed to address prostate cancers via PSMA targeting. APVO451 similarly incorporates trispecific design principles, targeting Nectin-4, CD3, and CD40, and is intended for a broad range of solid tumors. With the addition of APVO451 and APVO452 to the pipeline, Aptevo now has a suite of five CD3-engaging molecules in development. The portfolio also includes mipletamig for AML, APVO442 for prostate cancer and APVO455 for multiple solid tumor types. All five molecules share the same CRIS-7 derived binding domain with a low cytokine release profile. All molecules are designed to drive tumor-specific immune activation while limiting systemic toxicity.

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

Recent Developments

•
89% remission* reported among evaluable frontline AML patients across two trials treated with mipletamig in combination therapy, including 100% remission in Cohort 3 in the ongoing RAINIER trial (*Remission = complete remission (CR) and, complete remission with blood markers that have not yet recovered (CRi).
•
No cytokine release syndrome (CRS) observed among evaluable frontline patients to date — a meaningful distinction in a category where CRS is a common and often dose-limiting toxicity
•
Introduced the Company’s first trispecific T-cell engagers — APVO451 and APVO452 — expanding the oncology portfolio to five CRIS-7-derived CD3-targeting molecules
•
These candidates are designed to target tumors that suppress immune activity, a key barrier to durable responses in solid tumors
•
Both trispecifics leverage Aptevo’s unique use of the CRIS-7–derived CD3 binding domain, a clinically validated T-cell activation approach that has demonstrated favorable safety and tolerability in clinical trials with mipletamig
•
Continued expansion of the portfolio reflects Aptevo’s intentional platform strategy: purpose-built immune-modulating therapies that aim to be both powerful and clinically manageable for patients

•
Raised $18.7 million, net in the third quarter and $4.1 million, net since quarter end, extending cash runway well into 4Q26 and enabling the Company to reach important clinical milestones next year

Comparison of the three and nine months ended September 30, 2025 and 2024

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

Our research and development expenses by program for the three and nine months ended September 30, 2025 and 2024 are shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Clinical programs:
Mipletamig	$1,723	$725	$4,887	$2,544
ALG.APV-527(1)	142	556	441	2,004
Total clinical programs	$1,865	$1,281	$5,328	$4,548
Preclinical program, general research and discovery:
Preclinical program	$571	$594	$1,669	$2,160
General research and discovery	1,608	1,228	4,008	3,790
Total preclinical program, general research and discovery	$2,179	$1,822	$5,677	$5,950
Total	$4,044	$3,103	$11,005	$10,498

(1)
The total ALG.APV-527 project costs presented in the table above are net of expense reimbursement pursuant to the collaboration agreement detailed in Note 2 - Collaboration Agreements.

Research and development expenses increased by $0.9 million, from $3.1 million for the three months ended September 30, 2024 to $4.0 million for the three months ended September 30, 2025. Research and development expenses increased by $0.5 million, from $10.5 million for the nine months ended September 30, 2024 to $11.0 million for the nine months ended September 30, 2025. The increase was primarily due to increased Mipletamig and employee costs and was offset by lower costs on ALG.APV- 527 as we wrapped up the dose escalation trial. As of September 30, 2025 and December 31, 2024, we had $1.1 million and $1.4 million in accounts payable and other accrued liabilities related to accrued clinical expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses increased by $1.5 million, from $2.1 million for the three months ended September 30, 2024 to $3.6 million for the three months ended September 30, 2025. General and administrative expenses increased by $1.6 million, from $7.7 million for the nine months ended September 30, 2024 to $9.3 million for the nine months ended September 30, 2025. The increase is primarily due to higher employee costs.

Other Income, Net

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and short term rental income. Other income, net was $0.06 million and $0.1 million for the three and nine months ended September 30, 2025, respectively. Other income, net was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. The change in other income, net is primarily due to lower interest income from our money market accounts.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(20,356)	$(18,026)
Investing activities	—	—
Financing activities	32,703	8,875
Change in cash and cash equivalents	$12,347	$(9,151)

Net cash used in operating activities of $20.4 million for the nine months ended September 30, 2025 was primarily due to our net loss of $20.2 million for the period and changes in working capital accounts. Net cash used in operating activities of $18.0 million for the nine months ended September 30, 2024 was primarily due to our net loss of $17.8 million for the period and changes in working capital accounts.

Net cash provided by financing activities of $32.7 million and $8.9 million for the three and nine months ended September 30, 2025 and 2024, respectively, were primarily due to exercise of warrants and issuance of common stock, including common stock issued pursuant to the SEPA (as defined below) and the ATM Agreement (as defined below).

Sources of Liquidity

Standby Equity Purchase Agreement

On June 16, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million (the “Commitment Amount”) of the Company’s common stock during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Commitment Amount in five equal installments. Pursuant to the SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the nine months ended September 30, 2025, the Company issued 8.3 million shares of common stock to Yorkville under the SEPA for aggregate gross proceeds of $15.0 million. As of September 30, 2025, the remaining availability under the SEPA is $10.0 million. We filed Form S-1 for 6.9 million shares under the SEPA on October 1, 2025. The filing is currently pending SEC review and approval, which has been delayed due to the U.S. federal government shutdown. We believe that our existing cash resources will be sufficient to meet our projected operating requirements for at least twelve months from the date of issuance of these financial statements.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”) for an aggregate offering price of $50 million, pursuant to which the Company may offer and sell shares of its common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). For the nine months ended September 30, 2025, we issued 2.8 million shares of our common stock at an average price of $2.74 per share under the ATM Agreement. We received $7.6 million less issuance costs of $0.23 million in proceeds from the issuance of these shares. In addition, $4.1 million in net proceeds was raised during the subsequent events period. There is currently no remaining availability under the ATM Agreement due to the limitations of General Instruction I.B.6.

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

Common Warrants

We have an aggregate of 12,535,033 common warrants outstanding for which we may receive up to an additional $23.9 million in gross proceeds if exercised. For additional information on our currently outstanding warrants, see Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $21.1 million and an accumulated deficit of $269.2 million as of September 30, 2025.

For the nine months ended September 30, 2025, net cash used in our operating activities was $20.4 million.

For the nine months ended September 30, 2025, we received $32.7 million in proceeds through various equity offerings as follows:

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
•
Additionally, on June 20, 2025, we completed an offering priced at-the-market with certain institutional investors, in which we received gross proceeds of $8.0 million, which included 2,465,000 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 12,325,000 shares of common stock at an exercise price of $3.25 per share for a combined purchase price of $3.25 per share and accompanying common warrants. On September 16, 2025, the exercise price of such common warrants was lowered to $1.39 per share upon the trigger of the down round provision of the common warrants.
•
For the nine months ended September 30, 2025, we issued 3.2 million shares of our common stock at an average price of $2.57 per share under the ATM Agreement and received $8.2 million in proceeds from the issuance of such shares.
•
For the nine months ended September 30, 2025, we issued 8.3 million shares of common stock to Yorkville at an average price of $1.82 per share under the SEPA for aggregate gross proceeds of $15 million. The remaining availability under the SEPA is $10.0 million.

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
•
the effects of macroeconomic conditions, including rising and fluctuating inflation and supply chain constraints as well as political events such as the U.S. federal government shutdown and evolving healthcare policies;
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
•
the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs; and
•
the timing, receipt and amount of any milestone payments from Medexus with respect to IXINITY; and
•
our future ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our management and board of directors may conclude in the future that a substantial doubt may exist concerning our ability to continue as a going concern.
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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, market volatility, bank failure, economic uncertainty, such as the impact from changing economic policies, tariffs and supply chain constraints as well as political events such as the U.S. federal government shutdown and evolving healthcare policies.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the nine months ended September 30, 2025, we had net loss of $20.2 million. As of September 30, 2025, we had an accumulated deficit of $269.2 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors may conclude in the future that a substantial doubt may exist concerning our ability to continue as a going concern.

Our future ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement and exercise of warrants. The reaction of investors to the inclusion of potential inability to continue as a going concern statement in future reports on Form 10-Q and Form 10-K may adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern in the future, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of September 30, 2025, we had cash and cash equivalents in the amount of $21.1 million which we believe will be sufficient to meet our project operating requirements for at least twelve months from the date of issuance of our financial statements. To continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility we will require additional funding. Additional funding may be available under our ATM Agreement with Roth, pursuant to which the Company may sell up to $8.0 million of our common stock. In addition, we entered into a SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of our common stock during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects, including becoming a going concern again. Our future capital requirements will depend on many factors, including:

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
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation, cost of capital and the impact from the changes in economic policies and regulations, such as tariffs as well as political events such as the U.S. federal government shutdown and evolving healthcare policies.

Further, changing circumstances, some of which may be beyond our control, such as macroeconomic conditions, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including fluctuating interest rates, economic uncertainty and volatility in the capital market, changing economic policies such as tariffs, geopolitical tensions and political events, including the ongoing war between Ukraine and Russia and the conflict in the Middle East, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, the U.S. federal government shutdown and evolving healthcare policies, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On June 20, 2025, we filed the latest amendment to the prospectus related to the Registration Statement on Form S-3 filed on February 14, 2025, pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by SEC staff.

Our business is affected by macroeconomic conditions, including fluctuating inflation rates, interest rates, market volatility, economic uncertainty, and supply chain constraints as well as political events such as the U.S. federal government shutdown and evolving healthcare policies.

Various macroeconomic factors and political events have in the past and could adversely affect in the future our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recently, for instance, the Trump administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. For example, inflation has negatively impacted the Company by increasing our labor costs through higher wages and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. In addition, the U.S. federal government shutdown and evolving healthcare policies may affect our ability to advance our clinical programs and to raise capital on favorable terms or at all. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

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

Tax changes may affect the deductibility of our research and development expenditures.

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

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension or political events, such as the U.S. federal government shutdown, evolving healthcare policies, changing economic policies, including tariffs, a deterioration in the bilateral relationship between the US and China, the rising conflict in the Middle East, or Russia’s invasion of Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies. Severe global economic and societal disruptions and uncertainties, such as reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility.

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
•
general industry and macroeconomic conditions, including domestic and global financial, economic, and geopolitical instability as well as political events such as the U.S. federal government shutdown and evolving healthcare policies;

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
•
our future ability to continue as a going concern; and
•
the other factors described in this "Risk Factors" section.

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (“Nasdaq”) and on September 30, 2025, the last reported sale price of our common stock on Nasdaq was $1.45 per share. To maintain our ability to comply with the Bid Price Requirement, we held a special meeting of our stockholders on May 14, 2025, in order to, among other things, effect a reverse stock split which was approved. On May 22, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, for the quarter ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq. On July 1, 2025, we received a letter from the Staff confirming that we have regained compliance with the Rule. Our compliance with the Rule was evidenced by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2025, which reported that, during the quarterly period ended June 30, 2025, we raised gross proceeds of approximately $15.9 million of additional equity capital and by the stockholders’ equity of approximately $6.7 million as of June 30, 2025 as reported in this Quarterly Report on Form 10-Q and, as a result, we believe we are in compliance with the Rule.

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

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, under our ATM Agreement with Roth Capital Partners, equity issuances under our Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with both of our 2023, 2024 and 2025 registered offerings and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Moreover, we currently have a short-term stockholder Rights Agreement in effect. On October 30, 2025, we entered into amendment No. 5 to the Rights Agreement and extended the expiration of such agreement to October 29, 2026. This Rights Agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. The Rights Agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. Nor does the Rights Agreement prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, evolving healthcare policies, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the CPRA), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. And private right of action claims and litigation related to website privacy are evolving under existing laws in California such as the California Invasion of Privacy Act. There are many other state-based data privacy and security laws and regulations that may impact our business, including Montana Consumer Data Privacy Act, Oregon Consumer Privacy Act, and the Texas Data Privacy and Security Act that became effective in 2024 as well as several laws that are and will be effective in 2025. We cannot determine the impact such future laws, regulations and standards may have on our business.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of its securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of its securities, within the meaning of Item 408 of Regulation S-K.

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

APTEVO THERAPEUTICS INC.

Date: November 6, 2025	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Date: November 6, 2025	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer