Form 10-K
period 2025-12-31
Aptevo Therapeutics Inc.
filed 2026-03-26
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30 , 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $9.8 million, based upon the closing price of the Registrant’s common stock on the Nasdaq Stock Market LLC on June 30, 2025, the last trading day of the fiscal quarter.

Excludes an aggregate of 0 shares of the Registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant. As of March 26, 2026, the number of shares of Registrant’s common stock outstanding was 1,181,725.

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

Item 1. Business.

OVERVIEW

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and six preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager currently being clinically evaluated in the RAINIER trail, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types, potentially including breast, cervical, non-small- cell-lung, prostate, renal, gastric, colorectal and bladder cancers.

Along with our two clinical candidates, we have six preclinical candidates. All eight molecules were developed using our proprietary ADAPTIR™ and ADAPTIR-FLEX™ protein technology platforms. We wholly own both platforms. This enables us to efficiently design and create new molecules and support long-term growth. Based on the safety and tolerability results from mipletamig, which utilizes a unique and proprietary CRIS-7 binding domain, the Company has built out its CD3 engaging portfolio to five molecules.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. Both are modular platforms, which give us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. Multi-specifics are designed to help the immune system find and attack cancer. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult-to-treat, as well as, advanced forms of cancer. We have successfully designed and constructed numerous therapeutic candidates based on our ADAPTIR platform, which is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets. This allows for the development of bispecific therapeutic molecules which may have structural and functional advantages over monoclonal antibodies. We have also developed preclinical candidates based on the ADAPTIR-FLEX platform which are advancing in our pipeline. The structural differences of

ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells. We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development.

STRATEGY

We seek to grow our business by, among other things:

Advancing our lead clinical blood cancer candidate, mipletamig, through clinical development to evaluate its therapeutic potential alone and in combination with other therapies. Based on the positive results from our Phase 1 dose escalation and dose expansion studies, we are conducting a dose optimization Phase 1b/2 trial, RAINIER, in frontline AML patients who are receiving a combination of mipletamig and the standard of care (venetoclax + azacitidine) for patients who are unfit for intensive chemotherapy to assess safety and efficacy of mipletamig and to determine a recommended Phase 2 dose (RP2D). Positive initial results from the frontline RAINIER trial show continued favorable efficacy and safety outcomes better than those observed in the completed dose expansion phase of the trial. These results have shown a strong remission rate across all cohorts. No cytokine release syndrome has been observed in frontline patients to date.

Advancing our lead solid tumor candidate, ALG.APV-527, developed in partnership with Alligator Bioscience AB (Alligator), in the clinic. Aptevo and Alligator continue to investigate ALG.APV-527 for the treatment of multiple solid tumor types with 5T4-tumor expressing antigens. The dose escalation trial, which included nineteen patients across five cohorts showed that 58% of patients achieved a best response of stable disease. Positive safety (no liver toxicity, a common and potentially serious side effect associated with similar treatments), tolerability, and clinical activity. ALG.APV-527 targets the 4-1BB co-stimulatory receptor (on T lymphocytes and NK cells) and 5T4 (solid tumor antigen) and is designed to promote anti-tumor immunity. Aptevo believes this compound has the potential to be clinically important because 4-1BB can stimulate tumor-specific T cells and NK cells involved in tumor control, making 4-1BB a particularly compelling target for cancer immunotherapy.

Advance our multi-specific antibody pipeline across both clinical and preclinical programs, with particular emphasis on our CD3-based portfolio, where emerging clinical experience supports the potential for a differentiated safety profile. This foundation, demonstrated by mipletamig, informs the continued development of additional CD3-containing candidates built on our unique and proprietary use and application of CRIS-7–derived binding domain utilizing our ADAPTIR and ADAPTIR-FLEX platforms. We are progressing a broad set of programs directed at well-validated tumor antigens and immune pathways, including PSMA, Nectin-4, CD40, PD-L1, 4-1BB, and OX40, as we advance assets through preclinical and IND-enabling activities.

Development of novel bispecific and multi-specific proteins for the treatment of cancer using our ADAPTIR and ADAPTIR-FLEX platforms. We have expertise in molecular and cellular biology, immunology, oncology, pharmacology, translational sciences, antibody engineering and the development of protein therapeutics. This includes target validation, preclinical proof-of-concept, cell line development, protein purification, bioassay and process development and analytical characterization. We focus on product development using our ADAPTIR and ADAPTIR-FLEX platforms. We plan to generate additional monospecific, bispecific, and multi-specific protein immunotherapies for development, potentially with other collaborative partners, to exploit the potential of the ADAPTIR and ADAPTIR-FLEX platforms. Our platforms can also support combination therapy in emerging modalities, including antibody-drug conjugates (ADC), radiopharmaceuticals, and potentially other modalities. We will select novel candidates that have the potential to demonstrate proof of concept early in development. We expect to continue to expand the ADAPTIR and ADAPTIR-FLEX product pipelines to address areas of unmet medical need. Bispecific therapeutics are increasingly recognized as potent anti-cancer agents. Information from FDA.gov shows that 15 bispecifics have been approved to date. Of these, 11 were approved as cancer treatments. Additionally, more than 100 bispecific drug candidates are currently in clinical development in the US. We believe our candidates in development and our future molecules derived from our ADAPTIR and ADAPTIR-FLEX platforms will be highly competitive in the market as they are rationally designed for safety and tolerability as well as efficacy.

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

PRODUCT CANDIDATES AND PLATFORM TECHNOLOGY PIPELINE

Product Portfolio

Our current product candidate pipeline is summarized in the table below:

# The Pipeline

| | Program | Mechanism of Action | Indication | Discovery | IND Enabling | Dose Escalation | Dose Expansion | Dose Optimization/ RAINIER* |
|---|---|---|---|---|---|---|---|---|
| CLINICAL PROGRAMS | Mipletamig** (orphan drug designation) | CD123 x CD3 | Frontline AML | | | | | |
| | ALG-APV-527 (partnered with Alligator Bioscience) | 4-1BB x 5T4 | Solid Tumors | Planning for next phase & FDA Interaction | | | | |
| BISPECIFIC DISCOVERY | APVO603 | 4-1BB x OX40 | Solid Tumors | | | | | |
| | APVO711 | PD-L1 x CD40 | Solid Tumors | | | | | |
| | APVO442** | PSMA x CD3 | Prostate Cancer | | | | | |
| | APVO455** | Nectin-4 x CD3 | Solid Tumors | | | | | |
| TRISPECIFIC DISCOVERY | APVO451** | Nectin-4 x CD40 x CD3 | Solid Tumors | | | | | |
| | APVO452** | PSMA x CD40 x CD3 | Prostate Cancer | | | | | |

*Combined with Venetoclax+Azacitidine

**Differentiated by unique CRIS-7-derived CD3-binding domain.

Aptevo Therapeutics | Differentiated by Design ™

0

Product Candidates

Our pipeline includes investigational clinical and preclinical stage anti-cancer drug candidates with potential for treating hematologic malignancies and solid tumors.

Mipletamig bispecific AML candidate

Mipletamig is a bispecific ADAPTIR that is designed to engage CD3 and CD123 to redirect T cells to destroy leukemia cells expressing the target CD123 molecule on their surface. This antibody-like recombinant protein therapeutic candidate is designed to simultaneously engage both leukemia cells and T cells of the immune system. T cells become activated via CD3 when crosslinked to CD123 resulting in the destruction of CD123-expressing cells. Importantly, CD123 is not only expressed on the leukemic blast cells but is also expressed on leukemic stem cells, making it an especially meaningful therapeutic target. Mipletamig has been engineered using our proprietary ADAPTIR platform technology and is uniquely designed to reduce the likelihood and severity of cytokine release syndrome (CRS). This differentiated safety profile can be attributed to our unique and proprietary use and application of the CRIS 7-derived CD3 pathway.

Mipletamig has received orphan drug designation (orphan status) for the treatment of AML from the U.S. Food and Drug Administration (FDA).

We have completed a Phase 1a dose escalation trial to evaluate mipletamig as a single agent monotherapy treatment and a Phase 1b dose expansion clinical trial to evaluate mipletamig in adult patients with AML as monotherapy as well as in combination with current standard-of-care therapies. Additionally, our current RAINIER dose optimization trial is underway in frontline patients receiving mipletamig in combination with the standard-of-care for patients who are venetoclax naïve and unfit for intensive chemotherapy (venetoclax and azacitidine). We expect the trial to conclude in the second half of 2026.

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
•
Two complete remissions were observed, one at the 12 mcg and the other at the 18 mcg dose level, which aligned with the two largest percent reductions in AML blast counts.
•
Common adverse events in relapsed and refractory patients included cytokine release syndrome (26%) and infusion-related reactions (IRR, 30%), with most events being low-grade and manageable in the clinic.

Monotherapy Patients Included in Phase 1b Dose Expansion Trial

•
In Cohort 3, 100% of patients experienced clinical benefit: of four evaluable patients who had AML and were treated with mipletamig as a single agent, one patient achieved MLFS and three achieved SD as their best overall response.
•
In Cohort 5 (CR upon enrollment based on design criteria), two enrolled patients (N=2) maintained their disease status as best overall response compared to baseline for two months and three months.

In addition, in Cohort 2 of the Phase 1b dose expansion trial (N=19), one patient completed 4 cycles of the triple combination of venetoclax + azacitidine + mipletamig per study protocol and then received mipletamig only as single agent administration (monotherapy treatment) for the last 4 cycles. This patient maintained their remission status during the last 4 cycles (about 4 months) while receiving mipletamig only as a single agent administration before moving to another therapy as required by the study protocol.

These results clearly demonstrate clinical activity of mipletamig as a single agent establishing a strong foundation for combination strategies. This demonstrated in monotherapy efficacy data in the dose escalation expansion studies.

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

CRS cases occurred in some mipletamig patients in both the dose escalation and the dose expansion phases. Most CRS cases were mild to moderate and clinically manageable without having to interrupt treatment. Mipletamig-treated patients who experienced CRS were effectively treated using standard CRS treatments, which includes the use of tocilizumab and dexamethasone, combined with standard supportive care. These cases were mostly mild and treatable in the clinic and outperformed the benchmarks from literature. The differentiated safety profile associated with mipletamig is attributed to our unique and proprietary use and application CRIS 7-derived CD3 binding domain engineered into our ADAPTIR platform.

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

RAINIER, a frontline AML study, is a Phase 1b/2 dose optimization, multi-center, multi-cohort, open label study of up to 51 patients (adults aged 18 or older, newly diagnosed with AML who are not eligible for intensive induction chemotherapy) being treated across five dose levels ranging from 9 mcg – 137 mcg in combination with the standard-of-care for this patient type, venetoclax + azacitidine. Phase 1b consists of 28-day cycles of treatment in five sequential cohorts and will be followed by a Phase 2 study that will be informed by the outcomes of the dose optimization portion.

Mipletamig Combined Frontline Patient Clinical Results

Among the evaluable frontline patient population treated to date (N=28), including 24 patients from the RAINIER trial and 4 patients from the completed dose expansion trial, mipletamig in combination with venetoclax and azacitidine has demonstrated:

•
100% of frontline patients have remained free of cytokine release syndrome (CRS).
•
86% clinical benefit rate.
•
79% achieved CR or CRi.
•
61% achieved CR.
•
55% of patients who achieved CR/CRi had blast reductions that reached the important measurable residual disease-negative level, a result that is typically associated with stronger, more durable responses.
•
35% of patients with remissions had the TP53 genetic mutation, a high-risk biomarker typically associated with poor prognosis in AML and for which most treatment options frequently fail.

These clinical data underscore mipletamig’s safety and combinability, potentially offering a superior treatment in the future. This safety profile is particularly important in frontline AML, where tolerability and combinability are essential for treating older patients and/or those with comorbidities.

ALG.APV-527 bispecific solid tumor candidate

ALG.APV-527 is a novel investigational bispecific ADAPTIR candidate, developed in partnership with Alligator Bioscience AB (Alligator), with a mechanism of action designed to simultaneously target 4-1BB (CD137) and 5T4, a tumor antigen overexpressed in several types of solid tumors. 4-1BB is a co-stimulatory receptor on T cells, known to enhance the immune response to cancer through activation of tumor-specific T cells, as well as tumor-killing NK cells, and is believed to be a promising target for new immunotherapeutic approaches. ALG.APV-527 could potentially have utility in the treatment of a broad spectrum of cancers over-expressing the 5T4 tumor antigen on the cell surface, including malignant pleural mesothelioma, non-small cell lung, gastric/gastro-esophageal, head and neck squamous cell carcinoma, pancreatic, renal, ovarian, prostate, breast, cervical, colorectal, endometrial, and bladder cancers.

4-1BB is a particularly compelling target for cancer immunotherapy. We designed ALG.APV-527 to overcome limitations observed with the 1st generation 4-1BB monospecific antibodies developed by our competitors by improving the specificity to tumor compared to normal tissue. This was achieved through a requirement for 5T4-dependent crosslinking for 4-1BB signaling on T and NK cells within the tumor microenvironment.

The ALG.APV-527 Phase 1 dose escalation trial is a completed multi-center, multi-cohort, open-label dose-escalation trial that includes administration of ALG.APV-527 in up to six escalating dose levels in a 3+3 design*. The trial enrolled adult patients with multiple solid tumor types- likely to express the 5T4 antigen. ALG.APV-527 was administered intravenously once every two weeks. The trial assessed the safety and tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity of ALG.APV-527. (*The 3+3 design proceeds in cohorts of three patients treated at increasing dose levels. Dose escalation stops if at least two out of three or six patients experience dose limiting toxicities (DLTs) at that dose level).

Having concluded ALG.APV-527 Phase 1 dose escalation trial, we and our partner Alligator are evaluating next steps for the dose expansion trial.

Clinical Highlights

Safety and Tolerability

•
No severe liver toxicity observed, a side effect associated with dose limiting toxicity.

Clinical Activity/Efficacy

•
10 of 17 efficacy evaluable patients (59%) achieved stable disease (SD), 4 patients had long term SD of >10 cycles (5 months);
o
The longest SD duration was in a breast cancer patient who entered the study with progressive disease, achieved stable disease and remained on study for >11 months. This patient successfully transitioned to a higher dose level twice.
o
One colon cancer patient remained on study and in SD for six months.
o
One prostate cancer patient in stable disease remained on study and in SD for more than four months.

Evidence of biological activity of ALG.APV-527

•
ALG.APV-527 was detected in all evaluable patients. Measured levels of ALG.APV-527 were proportional to the administered dose.
•
Analysis of biomarkers in the serum of treated patients including soluble 4-1BB indicate biological activity of ALG.APV-527.
•
Analysis of biomarkers in biopsies showed that the tumor-specific target 5T4 was expressed on all evaluable tumors and that T cells were increased in a majority of biopsies following treatment. This data is consistent with the drug’s multi-tumor type utility and immune activation in the tumor microenvironment. These observations are consistent with ALG.APV-527's expected mechanism of action.

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

APVO711. APVO711 is a bispecific checkpoint inhibitor with added functionality, targets PD-L1 and CD40, and is designed to function to synergistically induce a biological response. This is achieved by simultaneously engaging in two clinically validated immune activating mechanisms: 1) blocking of PD-L1/PD-1 inhibitory pathway and 2) CD40 signaling augments APC maturation resulting in enhanced T cell stimulation. APVO711 is designed to activate CD40 only in the presence of PD-L1 binding for an improved safety profile. The Company believes APVO711 has the potential to positively impact the treatment paradigm of multiple solid tumor types for which there is currently significant unmet medical need.

APVO455. APVO455 is a preclinical Nectin-4 x CD3 bispecific T cell engager designed for tumors such as bladder, breast, NSCLC, and head and neck cancers, where Nectin-4 is highly expressed. Unlike other approaches that restrict activity to acidic tumor environments or rely on activated T cells, APVO455 is designed to avoid binding to or triggering T cell activation in the periphery and do so only in the presence of Nectin-4 positive tumor cells, offering the potential for a broader therapeutic window and more consistent immune activation.

APVO451. APVO451 incorporates trispecific design principles, targeting nectin-4, CD40, and CD3, and is intended for a broad range of solid tumors. This ADAPTIR-FLEX is engineered with a dual mechanism of action designed to overcome the suppressive solid tumor microenvironment. This is accomplished by providing synergistic co-stimulation to antigen presenting cells (APC) via CD40 while simultaneously stimulating T cells via CD3 to directly kill necin-4-expressing tumors. CD40 engagement promotes APC maturation, polarization and cytokine production, which in turn, enhances the antitumor response from T cells. Early data demonstrate potent, anti-cancer activity despite tumor suppressive influences (PD-L1-expressing tumors and immunosuppressive myeloid cells), increasing the opportunity to address critical unmet needs for multiple solid tumors. Demonstration of the in vitro efficacy was recently presented at the Society of Immunotherapy of Cancer (SITC) conference. Preclinical studies are ongoing.

APVO452. APVO452 targeting PSMA, CD40, and CD3, is designed similarly to APVO451 but with the intent to address prostate cancers via PSMA targeting. In preclinical studies, this trispecific approach was able to effectively kill PSMA-expressing tumor cells and, importantly for safety, only activated the immune system when tumor cells were present. As the mechanism of action intended, APVO452 promoted both APC co-stimulation and T cell killing of tumor. Preclinical studies continue.

PLATFORM TECHNOLOGIES

| | ADAPTIR™ | ADAPTIR-*FLEX*™ |
|---|---|---|
| **Drug Targeting** | Binds up to two targets | Binds multiple targets |
| **Genetic and Structural Format** | Single gene that assembles into a homodimer based on an IgG1 Fc antibody backbone  | Two genes assemble into a heterodimer with a knob-in-hole IgG1 Fc antibody backbone  |
| **Half-life** | Demonstrated antibody-like half-life in patients and mice | Demonstrated antibody-like half-life in mice |
| **Effector Function** | Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function | Fc mutations may be utilized to eliminate binding to Fc Gamma Receptors or to enhance effector function |
| **Manufacturing** | Ab-like manufacturing processes | Antibody-like manufacturing processes |
| **Current Pipeline Candidates** | **Mipletamig** (CD123 x CD3)<br>**ALG.APV-527** (4-1BB x 5T4)<br>**APVO603** (41BB x OX40)<br>**APVO711** (PD-L1 x CD40) | **APVO451** (Nectin-4 x CD40 x CD3)<br>**APVO452** (PSMA x CD40 x CD3)<br>**APVO442** (PSMA x CD3)<br>**APVO455** (Nectin-4 x CD3) |

Platform Technologies

ADAPTIR and ADAPTIR-FLEX Platform Technologies. The ADAPTIR and ADAPTIR-FLEX platform technologies can be used to produce monospecific, bispecific, and multi-specific immunotherapeutic proteins. These protein candidates bind to one or more targets on tumor cells, immune cells, or other cells in circulation to either amplify, suppress, or otherwise regulate the body’s defense mechanisms to treat cancer. We focus on developing drugs for treatment of oncology indications, but also may pursue other indications, including inflammatory diseases. We believe we are well positioned for the development of anti-cancer therapeutics, which are antibody-based molecules that can bind one or more targets of therapeutic interest, utilizing our innovative ADAPTIR (modular protein technology) and ADAPTIR-FLEX platform technologies. This allows us to take an innovative approach to cancer immunotherapy or treatment of other diseases.

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

Information from FDA.gov shows that 15 bispecifics have been approved to date. Of these, 11 were approved as cancer treatments.

ADAPTIR and ADAPTIR-FLEX molecules are similar to antibodies; they can exhibit similar therapeutic properties to an antibody but can be easily modified to either eliminate or incorporate activities, while maintaining a similar size, stability, half-life and manufacturing advantages of a monoclonal antibody. The ADAPTIR molecules are single-chain polypeptides comprising customized elements, including a protein domain that binds to one or more targets connected to the hinge domain and a set of antibody constant domains known as the fragment crystallizable region, or Fc region of a human antibody. A second protein binding domain can be connected to the Fc region using a linker. The antibody Fc region can elicit an immune response by binding to the corresponding Fc receptors found on various immune cells such as natural killer (NK) cells, and other cells bearing Fc receptors to mediate antibody-dependent cell cytotoxicity resulting in killing the target. With the ADAPTIR platform, the Fc region can be modified to enhance or eliminate these functions. Incorporation of the Fc region into the ADAPTIR platform also provides for an extended serum half-life by engaging recycling via the neonatal Fc receptor or FcRn. A longer serum half-life could potentially reduce dosing frequency and dose quantity. The ADAPTIR-FLEX molecules are comprised of at least two polypeptides that are comprised of customized elements similar to ADAPTIR candidates. The Fc region of these molecules can be modified to enable formation of a stable heterodimer. These candidates have similar mutations in the Fc region as ADAPTIR candidates to enable or eliminate binding to Fc receptors but retaining binding and recirculation to FcRn to provide for an extended serum half-life.

The ADAPTIR platform technology enables the design of both monospecific and bispecific bi-valent protein therapeutics.

Bispecific ADAPTIR molecules are similar in structure to monospecific ADAPTIR molecules, with the exception that they have two customized target binding domains on the ends of the Fc region. We have created several bispecific molecules that are able to redirect T cell cytotoxicity (RTCC). T cells are white blood cells that fight infections and tumor cells. RTCC ADAPTIR molecules are designed to activate T cells to specifically kill tumor cells. The RTCC ADAPTIR does so by binding to a common T cell component CD3, a receptor complex that activates T cells, when engaging a specific tumor antigen on a specific tumor via the second binding domain, thereby activating the T cell to kill the tumor cell. Additional immune stimulatory/inhibitory domains have been introduced (4-1BB, OX40, PD-L1 and CD40 to tailor the bispecific to an ideal mechanism of action.

Our ADAPTIR-FLEX platform technology extends advantages of ADAPTIR technology to create protein therapeutics with varied specificity and valency and potentially new modes of action.

These molecules are composed of two different polypeptides that form a hetero-dimer through modifying specific sequences in the Fc region of each polypeptide. Each end of the polypeptide may contain one or two different binding domains, enabling the ADAPTIR-FLEX molecules to bind up to four targets. In addition, the ADAPTIR-FLEX platform can be used to modify the valency of binding to each target, which means it can bind a target, through one binding domain or through multiple binding domains, to a specific target to enable modifying the strength of binding to a specific target. In 2026, trispecifics were introduced using our ADAPTIR-FLEX platform, adding to the breadth of our pipeline and extending our capabilities to target hard-to-treat solid tumors with immune suppressive characteristics.

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

Mipletamig: We anticipate that mipletamig would compete with other agents targeting both CD123 and non-CD123 that are in development for the treatment of AML if they are also approved. Competitors clinically developing antibody therapies targeting CD123 include: Affimed, ImmunoGen, Innate Pharma / Sanofi, Macrogenics / Gilead, MD Andersen CC / Xencor, Menarini Group, Molecular Partners / U of Bern, Lava, and Sanofi. Competitors developing non-CD123 antibody therapies include Cullinan, Novartis, Bio-Path, Shattuck Labs, Syros Pharma, Faron Pharma and ALX Oncology. Additionally, there are companies and institutions developing gene and CAR-T therapies that may potentially be competitive with mipletamig.

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

We have patents relating to the ADAPTIR platform issued in the United States, Australia, Canada, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. We also have applications pending in Brazil. We plan to continue to improve our ADAPTIR platform and to file patent applications on those improvements. Our decision as to where to file any new ADAPTIR improvement inventions will be based in part on the significance of the improvement. If patents issue on the pending ADAPTIR patent applications, the patent term for those patents are estimated to expire between 2027 and 2039. As our ADAPTIR platform technology evolves, we may decide to allow patent applications and patents to expire if they contain claims that are limited to aspects of the platform that are no longer of value to Aptevo.

ADAPTIR-FLEX, our heterodimer platform, is covered by patent application under the Patent Cooperation Treaty (PCT) that we filed in 2021, which was nationalized in 2023 in various countries and territories including the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Singapore, and South

Korea. If patents claiming priority to the pending ADAPTIR-FLEX patent application are issued, the resulting patents are estimated to expire in 2041.

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

Preclinical Therapeutic Candidates. We routinely file United States provisional patent applications and/or Patent Cooperation Treaty (PCT) patent applications on our preclinical therapeutic assets when we believe we have sufficient data to support a patent application filing. Aptevo owns pending patent applications for its APVO442, APVO603, and APVO711 therapeutic candidates, which were nationalized in various countries and territories, as well as APVO451, APVO452, AND APVO455 therapeutic candidates.

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

Regulation in the European Union. Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (CTR) repealed the Clinical Trials Directive 2001/20/EC, as amended (CTD) on January 31, 2022, subject to a three-year transition period. The CTR makes it possible within the EU for sponsors to submit a single harmonized electronic submission via a single online platform known as the Clinical Trials Information System (CTIS) for approval to conduct a clinical trial in several European countries and have a single assessment process for clinical trials conducted in multiple member states. Under the CTR, sponsors can use the CTIS from January 31, 2022 but are not obliged to use it immediately, in line with a three-year transition period Sponsors may use CTIS to apply to conduct a clinical trial under the CTR or may choose to apply to conduct a trial under the CTD until January 30, 2023 From January 31, 2023, sponsors need to use CTIS to apply to start a new clinical trial in the EU/EEA. From January 31, 2025, any trials approved under the CTD that continue running will need to comply with the CTR and their sponsors must have recorded information on such trials in CTIS.

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

HUMAN CAPITAL

Employees and Office Location

We employed 33 full-time and 3 contract persons as of December 31, 2025. The team is comprised of a dedicated group of accomplished professionals who bring a broad range of academic achievements combined with significant industry experience. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. To this end, we strive to maintain competitive base compensation structures and comprehensive benefits packages, and to engage our employees through ongoing development and training. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe our relationships with our employees are positive.

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

Workforce and Workplace Culture

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

Our employees are central to our operations and our ability to advance therapeutic product candidates. We focus on attracting, developing, and retaining highly qualified employees and maintaining a workplace that promotes professionalism, collaboration, and respect. We are an equal opportunity employer and are committed to fair and consistent employment practices. Our policies and practices support equal opportunity in hiring, compensation, promotion, and professional development. We maintain policies addressing workplace conduct, including anti-harassment and anti-retaliation standards, and seek to provide a safe and respectful working environment for all employees. We believe that building a strong team with a broad range of experiences and perspectives supports innovation in the development of therapeutic product candidates and enhances our ability to solve complex scientific and operational challenges.

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

Health & Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2025. The Company maintains a hybrid working environment. Our essential employees, which mainly include our research and development team, work onsite, and non-essential employees work remotely or hybrid. We equip our employees working remotely or hybrid with necessary equipment and tools to continue to collaborate and remain productive.

Additionally, we have an Environmental, Health and Safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance work safety.

ORGANIZATIONAL HISTORY

Aptevo was formed as a wholly-owned subsidiary of Emergent BioSolutions Inc. (Emergent) for the purpose of serving as the parent company for the development-based biotechnology business focused on novel oncology, hematology, and autoimmune and inflammatory therapeutics and was incorporated in Delaware in February 2016. On August 1, 2016, Emergent effectuated a spin-off of Aptevo into an independent publicly traded company and made a pro rata distribution of Aptevo common stock to Emergent’s stockholder base at that time. Accordingly, Aptevo has operated as an independent publicly traded company since August 1, 2016.

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

Item 1A. Risk Factors.

We are subject to significant risks and uncertainties that could impact the Company’s businesses, results of operations and financial condition, including by causing our actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties that are not currently known to the Company or management or that are not currently believed by the Company or management to be material may also harm the Company’s business, financial condition and results of operation. You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, market volatility, bank failure, economic uncertainty, such as the impact from changing economic policies, tariffs and supply chain constraints as well as political events such as potential U.S. federal government shutdown, evolving healthcare policies, and military actions.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the year ended December 31, 2025, we had net loss of $26.0 million. As of December 31, 2025, we had an accumulated deficit of $275.1 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update (ASU 2014-15) requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements in this Form 10-K, substantial doubt is deemed to exist about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our future ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement (the LLC Purchase Agreement) and exercise of warrants. The reaction of investors to our conclusion of our potential inability to continue as a going concern in future may adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern in the future, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of December 31, 2025, we had cash and cash equivalents in the amount of $21.6 million. To continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility we will require additional funding. In addition, on June 16, 2025, we entered into that certain Standby Equity Purchase Agreement (the First SEPA) with YA II PN, LTD., a Cayman Islands exempt limited company (Yorkville), pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million during the 36 months following the execution of the First SEPA. On January 8, 2026, we entered into another Standby Equity Purchase Agreement (the Second SEPA) with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million during the 36 months following the execution of the Second SEPA. We currently have an aggregate of $67.5 million capacity remaining under the two SEPAs. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation, cost of capital and the impact from the changes in economic policies and regulations, such as tariffs as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, and military actions; and
•
the level, timing and receipt of any milestone payments under our agreements with Medexus with respect to the sales of IXINITY.

Further, changing circumstances, some of which may be beyond our control, such as macroeconomic conditions, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through bank loans, public or private equity or debt offerings, collaboration and licensing arrangements, or other strategic transactions. Our ability to raise future capital on acceptable terms or at all will be impacted by the macroeconomic environment, including fluctuating interest rates, economic uncertainty and volatility in the capital market, changing economic policies such as tariffs, geopolitical tensions and political events, including the ongoing war between Ukraine and Russia, United States and Iran and any other military event that could evolve out of the current conflicts, reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics, a U.S. federal government shutdown, evolving healthcare policies, or other factors that could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, declaring dividends and limiting or restricting our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds by issuing equity securities, our stockholders will experience dilution. If we raise funds through collaboration and licensing arrangements with third parties or enter into other strategic transactions, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. If financing is unavailable or lost, our business, results of operations, financial condition and financial prospects would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On June 20, 2025, we filed the latest amendment to the prospectus related to the Registration Statement on Form S-3 filed on February 14, 2025, pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under that certain At The Market Offering Agreement with Roth Capital Partners, LLC, as sales agent (Roth), dated April 28, 2025 (the ATM Agreement). So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. Additional capacity is expected to become available after October 2026. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by the SEC staff.

Our business is affected by macroeconomic conditions, including fluctuating inflation rates, interest rates, market volatility, economic uncertainty, and supply chain constraints as well as political events such as a U.S. federal government shutdown and evolving healthcare policies.

Various macroeconomic factors and political events have in the past and could adversely affect in the future our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recently, for instance, the current administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. For example, inflation has negatively impacted the Company by increasing our labor costs through higher wages and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. In addition, a potential U.S. federal government shutdown and evolving healthcare policies may affect our ability to advance our clinical programs and to raise capital on favorable terms or at all. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

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

On February 28, 2020, we entered into the LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics, a subsidiary of Aptevo that wholly owns the IXINITY and related Hemophilia B business. We are entitled to receive future potential payments to the extent of the achievement of certain regulatory and commercial milestones and through deferred payments based on net sales of IXINITY. We no longer control the development, marketing, and commercialization of IXINITY and are dependent on Medexus to successfully do so. Although Medexus has agreed to use commercially reasonable efforts to commercialize IXINITY in the ordinary course of business in good faith, Medexus may not commit adequate resources to the further development, marketing, and commercialization of IXINITY, may experience financial difficulties, may face competition, or may prioritize other products or initiatives. Medexus’ ability to continue to successfully commercialize the IXINITY business may be affected, and we may experience potential impacts on our future milestone payments from Medexus due to the macroeconomic and geopolitical environment. The failure of Medexus to successfully market and commercialize IXINITY, including because of factors outside of Medexus’ control, could result in lower than expected milestone payments to us and negatively impact our future financial and operating results.

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

On February 3, 2026, we announced that effective as of April 1, 2026, Marvin L. White will transition to the role of Executive Chair of the Board, and Jeff Lamothe, the Company’s current Chief Operating Officer, will assume the role of President and Chief Executive Officer of the Company. Our success will depend, in part, on the effectiveness of this transition. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price.

In addition, we face intense competition for qualified employees from biotechnology and pharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

We completed a Section 382 study and have concluded that we experienced an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), and thus the tax benefits of our pre-"ownership change" net operating loss carryforwards and certain other tax attributes will be subject to an annual limitation under Sections 382 and 383 of the Code.

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

In the event of an "ownership change," Sections 382 and 383 of the Code impose an annual limitation on the amount of taxable income a corporation may offset with pre-change net operating loss carryforwards and certain other tax attributes. The annual limitation is generally equal to the value of the outstanding stock of the corporation immediately before the ownership change (excluding certain capital contributions), multiplied by the long-term tax-exempt rate as published by the IRS for the month in which the ownership change occurs (the long-term tax-exempt rate for June 2025 is 3.61%). Any unused annual limitation may generally be carried over to subsequent years until the pre-ownership change net operating loss carryforwards and certain other tax attributes expire or are fully utilized by the corporation. Similar provisions of state tax law may also apply to limit the use of state net operating loss carryforwards and certain other tax attributes.

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

As of December 31, 2025, we had approximately $207.9 million and $70.8 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We are in the process of completing an IRC Section 382/383 study through December 31, 2025 on our federal and state tax attributes. Based on the study, potential historical ownership changes have been identified, including a potential ownership change in June 2025. As a result of the potential June 2025 ownership change, there may be an additional permanent limitation on our ability to use approximately $0.8 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be further limited.

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

As of December 31, 2025, we had approximately $207.9 million and $70.8 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We are in the process of completing an IRC Section 382/383 study through December 31, 2025 on our federal and state tax attributes. Based on the study, potential historical ownership changes have been identified, including a potential ownership change in June 2025. As a result of the potential June 2025 ownership change, there may be an additional permanent limitation on our ability to use approximately $0.8 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be further limited.

Tax changes may affect the deductibility of our research and development expenditures.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, addback of depreciation for Section 163(j) calculation, and other modifications to the international tax framework. We do not expect a material impact of the Act on the Company’s income tax expense given its history of losses and full valuation allowance. We will continue to evaluate the impact of the Act's provisions that take effect in future years.

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, results of operations, liquidity and cash flows.

Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, such as the current macroeconomic environment, increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension or political events, such as a U.S. federal government shutdown, evolving healthcare policies, changing economic policies, including tariffs, a deterioration in the bilateral relationship between the U.S. and China, the rising conflict in the Middle East, the current war between Russia and Ukraine and the U.S. and Iran, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies. Severe global economic and societal disruptions and uncertainties, such as reoccurrences of COVID-19 or other pandemics, or other future widespread public health epidemics may cause disruptions that could severely impact our business, such as delays or difficulties to the financing environment and raising capital due to economic uncertainty or volatility.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the current administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the current administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, such as the proposed cap on CRO indirect cost reimbursements by the National Institute of Health (NIH), or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our clinical trial sites that rely on collaborations with university hospitals and research institutions funded in whole or in part by NIH grants, our future customers and accordingly, our financial operations.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is now governed under the EU General Data Protection Regulation, or the GDPR, effective in May 2018. The GDPR, which is wide-ranging in scope, imposed several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. However, despite our ongoing efforts, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the CPRA), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. In addition, private right of action claims and litigation related to website privacy are evolving under existing laws in California such as the California Invasion of Privacy Act. There are many other state-based data privacy and security laws and regulations that may impact our business, including Montana Consumer Data Privacy Act, Oregon Consumer Privacy Act, and the Texas Data Privacy and Security Act that became effective in 2025. We cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the stock market has experienced extreme volatility in recent months as a result of the geopolitical tension or political events, including the impact from the results of the war in Ukraine and Iran, the conflict in the Middle East and potential U.S. federal government shutdown, and macroeconomic conditions, including rising and fluctuating inflation, reduced consumer confidence, evolving healthcare policies and changing economic policies, such as tariffs. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control or unrelated to our operations, including, among others:

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
•
general industry and macroeconomic conditions, including domestic and global financial, economic, and geopolitical instability as well as political events such as a U.S. federal government shutdown and evolving healthcare policies;
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
•
estimated or actual sales of IXINITY by Medexus; and
•
the other factors described in this "Risk Factors" section.

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

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (blogging) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (Nasdaq) and on March 23, 2026, the sale price of our common stock on Nasdaq was $4.49 per share. On May 22, 2025, we received a letter from the Listing Qualifications Staff (the Staff) of Nasdaq indicating that, for the quarter ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the Stockholders’ Equity Rule), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq. On July 1, 2025, we received a letter from the Staff confirming that we have regained compliance with the Stockholders’ Rule. Our compliance with the Stockholders’ Rule was evidenced by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2025, which reported that, during the quarterly period ended June 30, 2025, we raised approximately $15.9 million of additional equity capital. As of December 31, 2025, our stockholders' equity was $17.4 million as reported in this Annual Report on Form 10-K and, as a result, we believe we are in compliance with the Stockholders’ Equity Rule.

On December 29, 2025, we effected a reverse stock split of our common stock at the reverse split ratio of 1-for-18. Nasdaq requires that we maintain a minimum closing bid price of $1.00 per share, among other requirements. If the sale price of our common stock remains below $1.00 per share for 30 consecutive business days, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement), we would not be eligible for a 180-day cure period from Nasdaq to regain compliance with such requirement because we have conducted a reverse stock split in the past year and thus we would be immediately delisted.

Nasdaq has recently proposed a new rule change (the Proposed Rule) to adopt Nasdaq Listing Rules 5450(a)(3) and 5550(a)(6) that would permit the immediate suspension and delisting of a company listed on the Nasdaq Global Market and the Nasdaq Capital Market if its market value of listed securities remains below $5 million for 30 consecutive business days (the Market Value Requirement). We have in the past and may in the future fail to meet the Market Value Requirement. Unlike most Nasdaq continued listing deficiencies, the Proposed Rule would allow suspension and delisting to take effect without a prior hearing and without any automatic stay in the event we fail to meet the Market Value Requirement. Although we could seek review of a delisting determination and appeal to the Nasdaq Listing and Hearing Review Council, our common stock would remain suspended from Nasdaq trading during that process and would generally trade in the over-the-counter market.

Your percentage of ownership in Aptevo may be diluted in the future.

In the future, your percentage ownership in Aptevo may be diluted because of equity issuances or securities convertible into equity for acquisitions, capital market transactions or otherwise, including, but not limited to, equity issuances under the ATM Agreement, the First SEPA, the Second SEPA, the Rights Agreement (as defined below) with Broadridge Corporate Issuer Solutions, Inc., upon the exercise of warrants issued in connection with our 2023, 2024 and 2025 registered offerings and equity awards to our directors, officers and employees. Our employees have options to purchase shares of our common stock and from time to time, we expect to issue additional options, restricted stock units, or other stock-based awards to our employees under our employee benefits plans.

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

Governance

The Board has designated the Audit Committee as the governing committee for the oversight of the Company’s material IT cybersecurity risks. The Audit Committee reviews cybersecurity risks through quarterly updates, and the committee monitors the status of ongoing projects to strengthen existing information security controls and practices and mitigate the potential risk of cybersecurity incidents. Quarterly, the Company's Chief Financial Officer (CFO), with support from IT consulting services, presents on material cybersecurity risks and their accompanying mitigation and remediation strategies to the Audit Committee.

The IT consultant and CFO are key management roles responsible for assessing and managing material risks from cybersecurity threats. The IT consultant reports to the CFO and is responsible for implementing and maintaining the enterprise cybersecurity organization. The IT consultant has over 20 years of experience in Information Security and Cybersecurity for public and private institutions in the pharmaceutical, insurance, manufacturing, healthcare, and non-profit industries. The CFO also brings over 20 years of experience with a focus on small to mid-size public companies in the life science and technology fields.

The IT consultant, in coordination with senior management including the CFO, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The IT consultant and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

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

Holders of Common Stock

As of March 26, 2026, we had 1,181,725 shares of common stock outstanding held by 2 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends for the foreseeable future.

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

Recent Sales of Unregistered Securities

See our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for information regarding our unregistered equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2025.

Item 6. Climate-Related Disclosure.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) together with the consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Annual Report on Form 10-K captioned “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Along with our clinical candidates, the preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR® protein technology platform. Our preclinical candidates APVO442, APVO455, APVO451 and APVO452 were developed using our ADAPTIR-FLEX® protein technology platform. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth. Based on the safety and tolerability results from mipletamig, which utilizes a unique CRIS-7 binding domain, the Company has built out its CD3 engaging portfolio to five molecules.

Our ADAPTIR and ADAPTIR-FLEX platforms are designed to generate monospecific and multi-specific antibody candidates capable of enhancing the human immune system against cancer cells. Both are modular platforms, which gives us the flexibility to potentially generate immunotherapeutic candidates with a variety of mechanisms of action. This flexibility in design allows us to generate novel therapeutic candidates that may provide effective strategies against difficult to treat, as well as advanced forms of cancer. We have successfully designed and constructed numerous clinical-stage product candidates based on our ADAPTIR platform, which is designed to generate monospecific and bispecific immunotherapeutic proteins that specifically bind to one or more targets. This allows for the development of therapeutic molecules which may have structural and functional advantages over monoclonal antibodies. We have also developed a preclinical candidate based on the ADAPTIR-FLEX platform which is advancing in our pipeline. The structural differences of ADAPTIR and ADAPTIR FLEX molecules over monoclonal antibodies allow for the development of immunotherapies that are designed to engage immune effector cells and disease targets to produce signaling responses that modulate the immune system to kill tumor cells. We believe we are skilled at candidate generation, validation, and subsequent preclinical and clinical development.

Recent Developments

•
Mipletamig Clinical Performance: Mipletaming in triplet combination therapy continues to outperform standard of care ven/aza1 in unfit frontline patients with acute myeloid leukemia (AML). This further validates a differentiated safety profile, including no cytokine release syndrome in frontline patients; suggesting it is additive to the current standard of care.

•
Expanded CD3 portfolio: the addition of three new multispecific candidates, leveraging the Company’s proprietary application of its differentiated CRIS7-derived CD3 binding domain, including the introduction of its first two trispecific assets:

o
These additions emphasize the breadth and modularity of the ADAPTIR and ADAPTIR-FLEX platforms and position the Company to address a wider range of tumor targets and combination strategies across immune-oncology.

•
Strengthened Financial Capacity: In 2026, the Company established a $60 million equity line facility, providing additional access to capital, subject to market conditions and the Company’s capital deployment strategy. If fully utilized, this facility, together with current resources, is expected to support operations into 2029.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

For the year ended December 31, 2025, we had net loss of $26.0 million compared to $24.1 million net loss for the same period in 2024. As of December 31, 2025, we had $21.6 million in cash and cash equivalents.

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
•
50% shared costs incurred under the Collaboration Agreement with Alligator Bioscience;
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

Our research and development expenses by program for the years ended December 31, 2025 and 2024 are shown in the following table:

	For the Year Ended December 31,
(in thousands)	2025	2024
Clinical programs:
Mipletamig	$6,579	$3,835
ALG.APV-527	477	2,612
Total clinical programs	$7,056	$6,447

Preclinical program, general research and discovery	$7,484	$7,931
Total	$14,540	$14,378

Research and development expenses was $14.5 million and $14.4 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to increased mipletamig and employee costs and was offset by lower costs on ALG.APV- 527 as we concluded the dose escalation trial.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

For the year ended December 31, 2025, general and administrative expenses increased by $1.6 million, to $11.8 million from $10.2 million for the year ended December 31, 2024. The increase was primarily due to higher employee, consulting, and legal costs.

Other Income, Net

Other income, net was $0.3 million for the year ended December 31, 2025 and other income, net was $0.5 million for the year ended December 31, 2024. The change in other income, net was primarily due to lower interest and rental income.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(25,592)	$(23,785)
Investing activities	—	—
Financing activities	38,497	15,595
Net increase (decrease) in cash and cash equivalents	$12,905	$(8,190)

Net cash used in operating activities for the year ended December 31, 2025, was primarily due to our net operating loss of $26.0 million and changes in our working capital accounts. Net cash used in operating activities for the year ended December 31, 2024, was primarily due to our net operating loss of $24.1 million and changes in our working capital accounts.

Net cash provided by financing activities for the year ended December 31, 2025 was primarily due to the $37.9 million net proceeds received from the issuance of common stock and $0.6 million net proceeds from the exercise of common warrants. Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to the $8.9 million net proceeds received from the issuance of common stock and $6.7 million net proceeds received from the exercise of common warrants.

Sources of Liquidity

Standby Equity Purchase Agreement

On June 16, 2025, we entered into the First SEPA with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million (the First Commitment Amount) of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to the restrictions and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the First Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. Pursuant to the First SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of

Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the year ended December 31, 2025, the Company issued 0.5 million shares of common stock to Yorkville under the First SEPA for aggregate gross proceeds of $16.3 million. As of December 31, 2025, the remaining availability under the First SEPA is $8.7 million. We filed Form S-1 for 6.9 million shares under the SEPA on October 1, 2025. A subsequent Form S-1 may be needed to access additional shares under First SEPA.

On January 8, 2026, we entered into the Second SEPA with Yorkville, pursuant to which the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million (the Second Commitment Amount) of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. The Company has the option to pay the fourth and fifth installments in either cash or shares of common stock. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. We filed Form S-1 for 7.1 million shares under the Second SEPA agreement on January 28, 2026, which represents approximately $32.6 million based on the closing price as of March 23, 2026.

At The Market Offering Agreement

On April 28, 2025, we entered the ATM Agreement with Roth , pursuant to which the Company may offer and sell up to $50 million of its common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the Registration Statement). For the year ended December 31, 2025, we issued 0.3 million shares of our common stock at an average price of $38.92 per share under the ATM Agreement. We received $11.8 million, less issuance costs of $0.35 million, in proceeds from the issuance of these shares. There is currently no remaining availability under the ATM Agreement due to the limitations of General Instruction I.B.6.

Registration Statement

On February 14, 2025, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale up to $100 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the prior registration statement. On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement to $8.0 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the ATM Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under the First SEPA and the Second SEPA as the sales of such shares were registered under separate registration statements on Form S-1.

Common Warrants

We have an aggregate of 676,968 common warrants outstanding for which we may receive up to an additional $19.8 million in gross proceeds if exercised. The following is a summary of outstanding common warrants as of December 31, 2025:

	Warrants Outstanding	Exercise Price	Proceeds if Exercised (in thousands)
2023 Common Warrants	3	$136,555.20 - 363,369.60	$636
2024 Common Warrants	4,645	428.40 - 17,982.00	2,332
2025 April Common Warrants	9,812	428.40	4,203
2025 June Common Warrants	662,508	19.01	12,594
Total	676,968		$19,765

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into the LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $21.6 million and an accumulated deficit of $275.1 million as of December 31, 2025.

For the year ended December 31, 2025, net cash used in our operating activities was $25.6 million. For the year ended December 31, 2025, we received $38.5 million in proceeds through various equity offerings.

Our future success is dependent on our ability to develop our product candidates and our ability to raise capital on acceptable terms. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and/or until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We may not have sufficient cash to complete the clinical development of any of our development stage product candidates and may require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We may require substantial additional funds to continue our development programs and to fulfill our planned operating goals.

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
•
the effects of macroeconomic conditions, including rising and fluctuating inflation and supply chain constraints as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, and military actions;
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

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers, 50% shared costs incurred under the Collaboration Agreement with Alligator Bioscience, and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of our preclinical studies and all of our clinical studies have been performed by third-party contract research organizations (CRO). We review the activities performed by the CROs each period. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of enrolled patients visit at each site to date. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs and data updated by our clinical sites in the electronic data center regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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
•
the expected volatility of our underlying common stock, which we estimate based on our own historical and implied future volatility;

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

Item 8. Financial Statements and Supplementary Data

APTEVO THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Aptevo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aptevo Therapeutics Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Seattle, Washington

March 26, 2026

We have served as the Company’s auditor since 2020.

Aptevo Therapeutics Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,619	$8,714
Prepaid expenses and other current assets	1,462	1,945
Total current assets	23,081	10,659
Property and equipment, net	303	543
Operating lease right-of-use asset	3,810	4,389
Total assets	$27,194	$15,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$877	$1,242
Accrued expenses and other current liabilities	4,307	4,197
Operating lease liability, current portion	866	768
Total current liabilities	6,050	6,207
Operating lease liability, net of current portion	3,763	4,629
Total liabilities	9,813	10,836

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 997,830 and 4,051 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	114	84
Additional paid-in capital	292,382	252,248
Accumulated deficit	(275,115)	(247,577)
Total stockholders' equity	17,381	4,755
Total liabilities and stockholders' equity	$27,194	$15,591

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$(14,540)	$(14,378)
General and administrative	(11,772)	(10,224)
Loss from operations	(26,312)	(24,602)
Other income:
Other income, net	345	472
Net loss	$(25,967)	$(24,130)
Dividend attributable to down round feature of warrants	(1,571)	—
Net loss attributable to common stockholders	$(27,538)	$(24,130)

Basic and diluted net loss per share:	$(87.27)	$(31,460.23)

Shares used in calculation:	315,535	767

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(25,967)	$(24,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	96	1,069
Non-cash lease expense	1,089	1,100
Depreciation and amortization	240	352
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	483	217
Accounts payable, accrued compensation, accrued expenses and other current liabilities, and short-term operating lease	(157)	(1,017)
Operating lease liability	(1,376)	(1,376)
Net cash used in operating activities	(25,592)	(23,785)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Value of equity awards withheld for tax liability	—	(1)
Proceeds from exercise of common warrants, net of issuance costs	557	5,563
Proceeds from issuance of common stock, pre-funded warrants exercise, and common warrants exercise, net of issuance costs	37,940	10,036
Payments in lieu of fractional shares	—	(3)
Net cash provided by financing activities	38,497	15,595
Increase (decrease) in cash and cash equivalents	12,905	(8,190)
Cash and cash equivalents at beginning of period	8,714	16,904
Cash and cash equivalents at end of period	$21,619	$8,714

Supplemental Cash Flow Information
Warrant modification - incremental value	$586	$472
Dividend attributable to down round feature of warrants	1,571	—
Fair value of December 2024 inducement transaction common warrants	$—	$7,331

The accompanying notes are an integral part of these consolidated financial statements.

Aptevo Therapeutics Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	33	$61	$235,607	$(223,447)	12,221
Common stock issued upon vesting of restricted stock units and exercised stock options	—	—	(1)	—	(1)
Payment in lieu of fractional shares (1)	—	—	(3)	—	(3)
Issuance of common stock net of issuance cost (2)	1,731	22	9,542	—	9,564
Warrant inducement, net of issuance cost		1	5,562		5,563
Warrant modification - incremental fair value	2,287	—	472	—	472
Stock-based compensation	—	—	1,069	—	1,069
Net loss for the period	—	—	—	(24,130)	(24,130)
Balance at December 31, 2024	4,051	$84	$252,248	$(247,577)	$4,755
Payment in lieu of fractional shares (1)	(39)	—	—	—	—
Issuance of common stock net of issuance cost (3)	993,818	30	38,467	—	38,497
Stock-based compensation	—	—	96	—	96
Dividend attributable to down round feature of warrants	—	—	1,571	(1,571)	—
Net loss for the period	—	—	—	(25,967)	(25,967)
Balance at December 31, 2025	997,830	$114	$292,382	$(275,115)	$17,381

(1) Payments were made in lieu of fractional shares in connection with the reverse stock splits occurred in 2024 and 2025.

(2) Includes gross proceeds of $11.5 million less issuance costs of $1.9 million, which includes $0.5 million warrant modification incremental fair value.

(3) Includes gross proceeds of $39.4 million less issuance costs of $0.9 million.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets, and satisfaction of liabilities, and commitments in the normal course of business. For the year ended December 31, 2025, we had net loss of $26.0 million. We had an accumulated deficit of $275.1 million as of December 31, 2025. For the year ended December 31, 2025, net cash used in our operating activities was $25.6 million. We have suffered recurring losses from operations and negative cash flows from operating activities. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. For the year ended December 31, 2025, we received $38.5 million in proceeds through various equity offerings. In addition, during the subsequent events period, we sold 0.09 million shares under the First SEPA at an average price of $6.56 per share and raised $0.6 million in net proceeds. We sold 0.1 million shares under the Second SEPA at an average price of $5.85 per share and raised $0.6 million net proceeds. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals (Medexus), sale of common stock under the First SEPA and the Second SEPA, and exercise of warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent potential milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising inflation, potential trade war, and other costs as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, and military actions; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility and potential trade war, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Reclassification

Certain amounts in the accompanying consolidated financial statements were reclassified to conform to the current period presentation. There has been no impact on previously reported net loss or stockholders' equity from such reclassification.

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

Prepaid Expenses and Other Current Assets

We record prepaid expenses and other current assets made in advance for goods or services to be received in the future. Our prepaid expenses primarily relate to prepaid clinical deposits and other corporate deposits. Such amounts are expensed over the period in which the related goods or services are received. Management applies judgment in determining the appropriate period over which prepaid expenses are expensed, based on the expected pattern of benefit.

Concentrations of Credit Risk

Financial instruments that potentially subject Aptevo to concentrations of credit risk consist primarily of cash and cash equivalents. Aptevo places its cash and cash equivalents with high quality financial institutions and may maintain cash balances in excess of insured limits. Management believes that the financial risks associated with its cash and cash equivalents are minimal.

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

Accrued Expenses and Other Current Liabilities

We record clinical accruals for estimated costs of research, preclinical studies, and preclinical trials, which are a significant component of our research and development expenses. Management uses judgment and estimates when determining these costs. Completed patient visits and other invoiceable costs are accrued monthly after review and validation by the appropriate internal teams. The process involves reviewing respective agreements, documentation provided by the CRO, data provided by the clinical sites, along with the timing of the clinical activities, and payment history from prior periods. Depending on the time of payments and the status of documentation, our clinical accruals may vary from one period to the next.

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

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair value due to their short maturities.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development costs primarily consist of internal labor costs, fees paid to outside service providers, 50% shared costs incurred under the Collaboration Agreement with Alligator Bioscience, and the costs of materials used in clinical trials and research and development. Other research and development expenses include facility, maintenance, and related support expenses.

A substantial portion of Aptevo’s preclinical studies and all of its clinical studies have been performed by third-party CROs. The Company reviews the activities performed by the CROs each period. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and services provided but not yet invoiced. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by its CROs clinical sites regarding the status of each program and total program spending and adjustments are made when deemed necessary.

Collaborative Agreements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and our collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, we will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, investor relations, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense.

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

•
the expected term of the stock option award;
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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance disclosures around income taxes, including a tabular rate reconciliation and separate disclosures for any reconciling items within certain categories that fall under a specified quantitative threshold. This ASU is effective and has been adopted for our fiscal year ended December 31, 2025.

Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The purpose of ASU 2024-03 is to enhance expense disclosures by requiring additional disaggregated information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this ASU will have on its financial statements.

Note 2. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (Aptevo R&D), entered into a collaboration and option agreement (the Collaboration Agreement) with Alligator Bioscience AB (Alligator), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527.

We assessed the arrangement in accordance with ASC 606 – Revenue Recognition (ASC 606) and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements (ASC 808). Both Aptevo and Alligator are active participants in the development of ALG.APV-527 and are exposed to significant risks and rewards under the Collaboration Agreement. Amounts owed to us for Alligator's share of development costs incurred by the Company are recorded as a reduction of research and development expense under ASC 730 – Research and Development in the period the costs are incurred. For the years ended December 31, 2025 and 2024, we recorded approximately $0.3 million and $2.2 million, which represent our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

As of December 31, 2025 and 2024, we had $20.5 million and $7.5 million in money market funds, respectively, which are classified as Level 1 investments. The carrying amounts of our money market funds approximate their fair value. As of December 31, 2025 and 2024, we did not have any Level 2 or Level 3 assets or liabilities.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and investments in money market funds.

The following table shows our cash and cash equivalents as of December 31, 2025 and 2024:

	December 31,	December 31,
(in thousands)	2025	2024
Cash	$1,123	$1,181
Cash equivalents	20,496	7,533
Total cash and cash equivalents	$21,619	$8,714

Note 5. Property and equipment, net

Property and equipment consist of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$2,228	$2,228
Furniture and equipment	12,218	12,260
Property and equipment, gross	14,446	14,488
Less: Accumulated depreciation	(14,143)	(13,945)
Total property and equipment, net	$303	$543

Depreciation expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively.

Note 6. Leases and Contingencies

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

As of December 31, 2025, we are not reasonably certain to exercise the two options to extend the lease term. Therefore, pursuant to our May 26, 2022 amendment, we recorded our lease liability through April 30, 2030.

For the years ended December 31, 2025 and 2024, we recorded $0.9 million for both years related to variable expenses due to true ups of operating costs or real estate taxes.

Equipment Leases - Operating and Financing

As of December 31, 2025, we did not have any operating or financing leases for equipment. We recorded $1.2 million in operating lease cost for the years ended December 31, 2025 and 2024.

Components of lease expense:

Right-of-use assets acquired under operating leases:

	As of December 31,	As of December 31,
(in thousands)	2025	2024
Seattle office lease, including amendment	$3,810	$4,389
Total operating leases	$3,810	$4,389

Lease payments:

	For the Year Ended December 31,
(in thousands)	2025	2024
For operating leases	$1,376	$1,376

Future minimum payments as of December 31, 2025 are as follows:

(in thousands)
2026	$1,376
2027	1,376
2028	1,376
2029 and beyond	1,835
Total Future minimum lease payments	5,963
Less: imputed interest	(1,334)
Total	$4,629

As of December 31, 2025, the long-term and current portion of the lease liabilities were $3.8 million and $0.9 million, respectively. As of December 31, 2024, the long-term and current portion of the lease liabilities were $4.6 million and $0.8 million, respectively.

As of December 31, 2025, the weighted-average remaining lease term and weighted discount rate for operating leases was 4.3 years and 12.03%, respectively. As of December 31, 2024, the weighted-average remaining lease term and weighted discount rate for operating leases was 5.3 years and 12.03%, respectively.

Note 7. Prepaid Expenses, Other Current Assets, Accrued Expenses, and Other Current Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and December 31, 2024.

	December 31,
(in thousands)	2025	2024
Prepaid clinical expenses	$609	$925
Other current assets	853	1,020
	$1,462	$1,945

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and December 31, 2024.

	December 31,
(in thousands)	2025	2024
Accrued clinical, research and development costs	$1,154	$1,461
Accrued compensation and benefits	2,421	1,856
Accrued professional service costs	480	517
Other accruals	252	363
	$4,307	$4,197

Note 8. Reverse Stock Split

On May 14 and July 24, 2025, we held Special Meetings of the Stockholders (together, the "Special Meetings") at which our stockholders approved a series of alternate amendments to the Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors (the Board), a reverse split of Aptevo's common stock, respectively, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by the Board in its sole discretion following the Special Meetings.

The specific 1-for-20 and 1-for-18 reverse split ratios were approved by the Board on May 21 and December 17, 2025, respectively. On May 23 and December 29, 2025, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 and 1-for-18, respectively, reverse stock split of the Company's outstanding common stock (together, the "Reverse Stock Splits"). The Reverse Stock Splits became effective on May 23 and December 29, 2025, respectively, at 5:01 p.m. Eastern Time, and our common stock began trading on the Nasdaq Capital Market, on a split-adjusted basis, at market open on May 27 and December 30, 2025, respectively.

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

Note 9. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding includes the shares held in abeyance resulting from the exercise of warrants because there is no consideration required for delivery of shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period using the as-if converted method. For the purpose of this calculation, warrants, stock options and RSUs are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2025	2024
Net loss	$(25,967)	$(24,130)
Dividend attributable to down round feature of warrants	(1,571)	—
Net loss attributable to common stockholders	$(27,538)	$(24,130)

Basic and diluted net loss per share	$(87.27)	$(31,460.23)

Shares used in calculation:	315,535	767

The following table represents all potentially dilutive shares:

	As of December 31,
	2025	2024
Common warrants	676,968	4,642
Unvested RSUs	6,542	—

We use the treasury stock method when determining dilutive shares. For the year ended December 31, 2025 and 2024, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 10. Equity

2023 Equity Offerings and Common Warrants

As of December 31, 2025, there were 1 outstanding warrant issued in August 2023 with an exercise price $363,369.30 and an aggregate of 2 outstanding warrants issued in November 2023 with an exercise price of $136,555.20 per share (collectively, the “2023 Warrants”). If such warrants are exercised, we will receive up to an additional $0.6 million in gross proceeds.

2024 Equity Offerings and Common Warrants

On April 15, 2024, we completed a public offering of common stock and warrants, in which we received gross proceeds of $4.6 million, less total issuance costs of $0.6 million, which included 255 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of December 31, 2025) and accompanying common warrants to purchase up to 510 shares of common stock at an exercise price of $17,982.00 per share for a combined offering price of $17,982.00 per share and accompanying common warrants. The common warrants were exercisable immediately following the date of issuance and will expire in April 2029. As of December 31, 2025, we have 23 common warrants outstanding with an amended exercise price of $3,096.00 per share and 11 common warrants outstanding with an amended exercise price of $17,982.00 per share that were issued in connection with the April 2024 public offering (the April 2024 Warrants). The common warrants were exercisable immediately following the date of issuance and will expire in April 2029.

On July 1, 2024, we completed a registered direct offering (the July 2024 Registered Direct Offering) in which we issued 400 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of December 31, 2025) and accompanying common warrants to purchase up to 801 shares of common stock at an exercise price of $6,861.60 per share for a combined offering price of $6,861.60 per share and accompanying common warrants. The common warrants became exercisable immediately following the date of stockholder approval on August 6, 2024, and will expire in August 2029. We received approximately $2.7 million in gross proceeds less total issuance costs of $0.8 million. Issuance costs include placement agent fees and legal fees of $0.4 million and non-cash warrant modification costs of $0.4 million. The Company recognized the $0.4 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the July 2024 Registered Direct Offering. As of December 31, 2025, we have 33 common warrants outstanding at an amended exercise price of $3,096.00 per share that were issued in connection with the July 2024 Registered Direct Offering (the July 2024 Warrants).

On December 12, 2024, we entered into a warrant inducement agreement (the December 2024 Inducement Agreement) with certain holders of our 2023 Warrants, April 2024 Warrants, July 2024 Warrants and warrants issued on September 18, 2024 (together, the "Existing Warrants") to exercise for cash 2,287 Existing Warrants at a reduced exercise price of $2,700.00 per share (such transaction, the “December 2024 Warrant Inducement”). Additionally, pursuant to the December 2024 Inducement Agreement, we issued 4,575 common warrants (the December 2024 Warrants, and, together with the remaining April 2024 Warrants and July 2024 Warrants, the 2024 Warrants) with an exercise price of $3,430.80 per share which are exercisable immediately following the date of issuance and will expire in December 2029. We received $6.2 million in gross proceeds from the exercise of these warrants less total issuance costs of $0.6 million, which includes placement agent fees and legal fees. The common warrants issued in connection with the December 2024 Warrant Inducement were equity classified as they are indexed to the Company's stock and do not contain any exercise contingency. The fair value of Existing Warrants immediately before and after the December 2024 Warrant Inducement were $3.5 million and $3.6 million, respectively. The fair value of the December 2024 Warrants was $7.3 million. Given the common warrants were equity classified, the modified fair value of Existing Warrants and the December 2024 Warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants. As of December 31, 2025, there were 4,578 December 2024 Warrants outstanding with an amended exercise price of $428.40 per share.

2025 Equity Offerings and Common Warrants

On April 4, 2025, we completed a registered direct offering and a concurrent private placement (the April 4, 2025 Offering), in which we issued 4,901 shares of common stock and accompanying common warrants to purchase up to an aggregate of 9,803 shares of common stock at an exercise price of $428.40 per share for a combined offering price of $428.40 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on May 14, 2025 and will expire in May 2030. We received $2.1 million in gross proceeds less total issuance costs of $0.2 million. In connection with the April 4, 2025 Offering, we also agreed to amend certain existing warrants that were previously issued on December 12, 2024 to purchase up to 4,575 shares of common stock and had an exercise price of $3,430.80 per share, and reduced the exercise price of these warrants to $428.40 per share. The Company recognized the $0.6 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the April 4, 2025 Offering. Given the common warrants were equity classified, the modified fair value of existing common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity in conjunction with the April 4, 2025 Offering. As of December 31, 2025, we have 9,812 common warrants outstanding in connection with the April 4, 2025 Offering.

On April 22, 2025, we completed a registered direct offering (the April 22, 2025 Offering and together with the April 4, 2025 Offering, the April 2025 Offerings), in which we issued 6,455 shares of common stock at a purchase price of $310.32 per share. We received $2.0 million in gross proceeds less total issuance costs of $0.2 million. We did not issue any common warrants in connection with the April 22, 2025 Offering.

On June 20, 2025, we completed an offering priced at-the-market (the June 2025 Offering) with certain institutional investors, in which we received gross proceeds $8.0 million, which included 136,944 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 684,722 shares of common stock at an exercise price of $58.50 per share for a combined purchase price of $58.50 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on July 24, 2025 and will expire in July 2030. We received $8.0 million in gross proceeds less total issuance costs of $0.7 million. During the fourth quarter of 2025, 22,223 shares common warrants were exercised. As of December 31, 2025, we have 662,508 common warrants outstanding in connection with the June 2025 Offering.

The exercise price of the June 2025 warrants was reset to $11.70 per share during the subsequent events period as a result of issuing shares of common stock pursuant to our First SEPA. The exercise price of $11.70 represents the floor price of these warrants. If the warrants issued in connection with the 2025 offerings are exercised at their current exercise price, we will receive up to an additional $12.0 million in proceeds.

The following is a summary of common warrant activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2024	4,648	$501.81	3.91
Issued	694,543	24.79	4.50
Exercised	(22,223)	25.10	4.50
Expired	—	—	—
Outstanding at December 31, 2025	676,968	$29.20	4.49
Exercisable at December 31, 2025	676,968	$29.20	4.49

The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity, are recorded at fair value on the date of issuance and have no exercise contingency. For the years ended December 31, 2025, and 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2025	2024
Expected dividend yield	0.00%	0.00%
Expected volatility	121.45%	113.70%
Risk-free interest rate	3.97%	4.98%
Expected average life	5 years	5 years

Additionally, the common warrants issued in our June 2025 Offering include a down-round feature. On September 16, 2025, in connection with the sales of common warrants and common stock, the exercise price of the common warrants issued in connection with the June 2025 Offering was lowered to $25.10 per share. Upon the trigger of the down round provision of these common warrants, on September 16, 2025, the Company recorded a deemed dividend of $1.5 million which represents the fair value transferred to the warrant holders from the down round feature being triggered. On December 17, 2025, the down-round feature was triggered again, the common warrants issued in connection with the June 2025 Offering was lowered to $19.01 per share. The Company calculated the difference between the common warrants' fair value on September 16, 2025 and December 17, 2025, the dates the down round feature were triggered, using the current exercise prices and the newly established prices after the trigger events occurred. The deemed dividend increased net loss attributable to common equity by $1.6 million in the condensed consolidated statement of operations for the year ended December 31, 2025. The fair value of the common warrants prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	September 16, 2025	December 17, 2025
Exercise price	$58.50-$25.10	$25.10 - $19.01
Expected volatility	122.40%	180.05%
Risk-free interest rate	3.62%	3.51%
Expected average life	4.83	4.58

Standby Equity Purchase Agreement

June 2025 SEPA

On June 16, 2025, we entered into a Standby Equity Purchase Agreement with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the First Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. As of December 31, 2025, the remaining availability under the First SEPA is $8.7 million. On July 24, 2025, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to our First SEPA.

January 2026 SEPA

On January 8, 2026, we entered into the Second SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. On February 18, 2026, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to our Second SEPA.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement with Roth for an aggregate offering price of $50.0 million, pursuant to which we may offer and sell shares of our common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the Registration Statement). On June 20, 2025, we filed the latest amendment to the prospectus supplement to our Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3 (General Instruction I.B.6), which updates the amount of shares that we are eligible to sell under the ATM Agreement to an aggregate of $8.0 million. There is currently no remaining availability under the ATM Agreement due to limitations of General Instruction I.B.6.

Rights Plan

On November 8, 2020, our Board of Directors (the Board) approved and adopted a Rights Agreement (the Rights Agreement), dated as of November 8, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, pursuant to which the Board declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company’s common stock held by stockholders as of the close of business on November 23, 2020. One Right also will be issued together with each Common Share issued by the Company after November 23, 2020, but before the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date. When exercisable, each Right initially would represent the right to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. Subject to various exceptions, the Rights become exercisable in the event any person (excluding certain exempted or grandfathered persons) becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the approval of the Board. On October 30, 2025, we entered into Amendment No. 5 to the Rights Agreement and extended the expiration of such agreement to October 29, 2026. We have evaluated the rights agreement and determined that it does not represent a derivative or a liability.

2018 Stock Incentive Plan

On June 7, 2024, at the 2024 annual meeting of the stockholders, our stockholders approved the Second Amended and Restated 2018 SIP (the Second Amended 2018 SIP) to increase the number of shares authorized for issuance under the Second Amended 2018 SIP by 12 shares of common stock (adjusted for 1-for-37 reverse stock split effective December 3, 2024, 1-for-20 reverse stock split effective May 23, 2025, and 1-for-18 reverse stock split effective December 29, 2025). As of December 31, 2024, there were 7 shares available to be granted under the Second Amended 2018 SIP.

On July 24, 2025, at the 2025 annual meeting of the stockholders, our stockholders approved the Third Amended and Restated 2018 SIP (the Third Amended 2018 SIP) to increase the number of shares authorized for issuance under the Amended 2018 SIP by 13,888 shares of common stock (adjusted for 1-for-18 reverse stock split effective as of December 29, 2025). As of December 31, 2025, there are 7,353 shares available to be granted under the Third Amended 2018 SIP.

Stock options and RSUs under the Third Amended and Restated 2018 SIP generally vest pro rata over a one-year or three-year period. Stock options terminate ten years from the grant date, though the specific terms of each grant are determined individually. The Company’s executive officers, members of our board of directors, and certain other employees and consultants may be awarded options and/or RSUs with different vesting criteria, and awards granted to non-employee directors will vest over a one-year period. Option exercise and RSU grant prices for new awards granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Research and development	$23	$302
General and administrative	73	767
Total stock-based compensation expense	$96	$1,069

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

Stock Options

As of December 31, 2025, we had $0 unrecognized compensation expense. The Company did not issue options and had no outstanding options during the year ended December 31, 2025. The total fair value of stock options vested for the year ended December 31, 2024 was $1.0 million.

Restricted Stock Units

The following is a summary of restricted stock activity for the year ended December 31, 2025:

	Number of Units	Weighted Average Fair Value per Unit
Balance at December 31, 2024	1	$—
Granted	6,541	39.06
Vested	—	—
Forfeited	—	—
Outstanding and expected to vest at December 31, 2025	6,542	$40.24

As of December 31, 2025, we had $0.2 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted-average period of 0.6 years. As of December 31, 2024, we had $0.2 million of unrecognized stock-based compensation expense related to RSUs expected to vest over a weighted-average period of 1.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 11. 401(k) Savings Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, as amended. The 401(k) Plan covers all employees. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of 401(k) employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation. During the years ended December 31, 2025 and 2024, Aptevo’s related share of matching contributions was approximately $0.2 million.

Note 12. Income Taxes

We did not have an income tax benefit or income tax expense from continuing operations in the years ended December 31, 2025 and 2024.

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
(in thousands)	2025	2024
US	$(25,967)	$(24,130)
International	—	—
Loss from continuing operations before benefit from income taxes	$(25,967)	$(24,130)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Year Ended December 31,
(in thousands)	2025	2024
Federal losses carryforward	$43,659	$36,523
Capitalized research expenditures	4,976	7,025
Intangible assets	67	109
Stock-based compensation	12	839
State losses carryforward	3,740	3,758
Other deferred tax assets	486	304
Other tax credits	797	—
Lease liabilities	972	1,133
Fixed Assets	397	411
Deferred tax assets, gross	55,106	50,102
Valuation allowance	(54,306)	(49,180)
Deferred tax assets, net of valuation	800	922
ROU assets	(800)	(922)
Deferred tax liability	(800)	(922)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2025, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $5.1 million during the year ended December 31, 2025. The increase in the valuation allowance during the year ended December 31, 2025 was due primarily to an increase in deferred tax assets resulting from operating losses and tax credits generated in the current year. This is partially offset by a decrease in unamortized Section 174 capitalization from prior years without additional capitalization in the current year as the Company elects to fully expense current year R&D expenditures under Section 174A.

As of December 31, 2025 and 2024, we have recorded gross federal net operating losses (NOL) carryforwards of approximately $207.9 million and $173.9 million, respectively, gross state NOL carryforwards of approximately

$70.8 million and $70.8 million, respectively, and tax credit carryforwards of $0.8 million and $0 million, respectively. Approximately $2.0 million of federal losses and credits would begin to expire in 2037, while $205.9 million of federal losses may be carried forward indefinitely. The state net operating losses will begin to expire in varying periods.

The Company is in the process of completing an IRC Section 382/383 study through December 31, 2025 on its federal and state tax attributes. Based on the study, potential historical ownership changes have been identified, including a potential ownership change in June 2025. As a result of the potential June 2025 ownership change, there may be an additional permanent limitation on our ability to use approximately $0.8 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be further limited.

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

We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual effective amount and rate for the year ended December 31, 2025:

	December 31, 2025
(in thousands)	Amount	Percentage
Federal tax at statutory rates	$(5,453)	21.0%
State and local income taxes, net of federal income tax effect	—	0.0%
Foreign tax effects	—	0.0%
Effect of changes in tax lax laws or rates enacted in the current period	—	0.0%
Effects of cross-border tax laws	—	0.0%
Tax credits
Orphan Drug tax credits	(1,248)	4.8%
Changes in valuation allowances	5,126	-19.7%
Nontaxable or nondeductible items
Share-based compensation	848	-3.3%
Other	75	-0.3%
Other adjustments	652	-2.5%
Changes in unrecognized tax benefits	—	0.0%
Total income tax benefit	$—	0.0%

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2024:

Year Ended December 31,
2024
Federal tax at statutory rates	21.0%
State taxes, net of federal benefit	-0.1%
Change in valuation allowance	16.8%
Tax credits	3.0%
Permanent differences	-0.1%
Stock based compensation	-0.8%
Change in tax attributes	-40.0%
Other	0.2%
Total income tax benefit	0.0%

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and December 31, 2024 was $0.

Note 13. Segment Information

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024.

	For the Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$(14,540)	$(14,378)
General and administrative	(11,772)	(10,224)
Other segment items (a)	345	472
Net loss (b)	$(25,967)	$(24,130)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and FOREX gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the year ended December 31, 2025, and 2024, the net cash used in operating activities was $25.6 million and $23.8 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024.

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$21,619	$8,714

Note 14. Subsequent Events

On January 8, 2026, we entered into the Second SEPA with Yorkville. Pursuant to the Second SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million of the Company’s common stock during the 36 months following the execution of the Second SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the Second SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the Second Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. We filed Form S-1 for 7.1 million shares under the Second SEPA on January 28, 2026.

We sold 0.09 million shares under the First SEPA at an average price of $6.56 per share and raised $0.6 million in net proceeds, and sold 0.1 million shares under the Second SEPA at an average price of $5.85 per share and raised $0.6 million net proceeds. The down-round feature was triggered and further lowered the exercise price of the June 2025 warrants to $11.70, which represents the floor price of the June 2025 warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

In the quarter ended December 31, 2025, none of our directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executives Officers and Corporate Governance.

Names of Directors and Other Information

Aptevo’s Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.

The Board presently has six members. Effective April 1,2026, Jeffrey G. Lamothe will join the Board, increasing the total number of Board members to seven. The following are brief biographies of each person serving as a member of our Board.

Name	Age	Principal Occupation
Marvin L. White	64	President and Chief Executive Officer of Aptevo
Daniel J. Abdun-Nabi	71	Former President and Chief Executive Officer of Emergent BioSolutions Inc. (“Emergent”)
Grady Grant, III	70	EVP/Partner of Vanigent BioPharm
Zsolt Harsanyi, Ph.D.	82	Former Chief Executive Officer of Exponential Biotherapies Inc.
Barbara Lopez Kunz	68	Chief Executive Officer of Caidya
John E. Niederhuber, M.D.	87	Former Executive Vice President of the Inova Health System

Marvin L. White has served as our President, Chief Executive Officer (CEO) and as a member of our Board since August 2016. Effective April 1, 2026, Mr. White will retire from his position as President and CEO and transition to Executive Chair and will remain a member of our Board. From 2010 to 2016, Mr. White served as a director of Emergent, and in 2020, he rejoined the Emergent Board of Directors. From 2008 to 2014, Mr. White served as the Chief Financial Officer of St. Vincent Health, and was responsible for finance, materials management, accounting, patient financial services and managed care for all 19 hospitals and 36 joint ventures. Prior to joining St. Vincent Health in 2008, Mr. White was the Chief Financial Officer of Lilly USA, LLC, a subsidiary of Eli Lilly and Company, where he also held leadership positions in treasury and corporate finance and investment banking in the Corporate Strategy Group. He serves on the Board of Directors of OneAmerica Financial Insurance Partners, Inc., a mutual insurance and financial services company based in Indianapolis, Indiana and Delta Dental of Washington, a non-profit company. Prior to taking the role of President and Chief Executive Officer of Aptevo, Mr. White served on the Board of Directors of Washington Prime Group, a New York Stock Exchange-listed real estate investment trust (REIT) that invests in shopping centers, and CoLucid Pharmaceuticals, Inc., a pharmaceutical company that was publicly-traded until its acquisition by Eli Lilly in 2017. Mr. White earned a bachelor of science degree from Wilberforce University in Accounting and his MBA degree in Finance from Indiana University. Mr. White’s tenure as Chief Executive Officer of Aptevo and his director experience at Emergent provides valuable management and leadership experience. In addition, Mr. White provides crucial insight to the Board on company strategic planning and operations. For these reasons, the Board believes Mr. White is qualified to serve on Aptevo’s Board.

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

John E. Niederhuber, M.D. has served on our Board and as our Chairman (previously Vice Chairman and Lead Independent Director) since August 2016. Effective April 1, 2026, Dr. Niederhuber will transition from his current position as Chairman of the Board to Lead Independent Director. Dr. Niederhuber is currently an adjunct professor of surgery and oncology at The Johns Hopkins University School of Medicine. Dr. Niederhuber is the former Executive Vice President of the Inova Health System, Founder of the Inova Translational Medicine Institute (Inova), and founding President and Chief Executive Officer of the Genomics and Bioinformatics Research Institute, a joint venture between Inova and the University of Virginia. Dr. Niederhuber joined the Inova Health System in 2010 as Executive Vice President of the Health System and Chief Executive Officer of Inova. He officially retired from his position at Inova in 2019. Prior to Inova, he served as the Director of the National Cancer Institute, the National Institutes of Health from 2006 to 2010 and as the Director of the University of Wisconsin Comprehensive Cancer Center and professor of surgery and oncology (member of the McArdle Laboratory) at the University of Wisconsin School of Medicine from 1997 to 2005. He chaired the Department of Surgery at Stanford University School of Medicine from 1991 to 1997 and held professorships at The Johns Hopkins University School of Medicine from 1987 to 1991 and at the University of Michigan from 1973 to 1987. Dr. Niederhuber also previously served on the Board of Directors of Emergent from 2010 to 2016. Dr. Niederhuber earned a bachelor of science from Bethany College and his M.D. from The Ohio State University School of Medicine. He is a member of the National Academy of Medicine. The Board believes that Dr. Niederhuber is qualified to serve on Aptevo's Board because he provides valuable insights to the Board through his experience in the field of oncology, immunology, genomics and in the business of healthcare.

Effective April 1, 2026 (the Transition Date), Marvin White, the Company’s current President and Chief Executive Officer will retire and transition to the position of Executive Chair, and Jeffrey Lamothe, the Company’s current Chief Operating Officer, will transition to the position of President and Chief Executive Officer, In addition, Mr. Lamothe will serve as a Class III director of the Company as of the Transition Date to hold office until the 2028 annual meeting of stockholders of the Company. Accordingly, the size of the Board will be increased from six directors to seven directors effective as of the Transition Date. John E. Niederhuber, M.D., will transition from Chairman of the Board to Lead Independent Director.

Names of Officers and Biographical Information

Set forth below is information regarding the positions, ages and business experience of each of our executive officers as of the date hereof. Biographical information with regard to Mr. White is presented under “Names of Directors and Other Information” in this report.

Name	Age	Position(s)
Marvin L. White	64	President and Chief Executive Officer
Jeffrey G. Lamothe	60	Executive Vice President and Chief Operating Officer
Daphne Taylor	59	Senior Vice President, Chief Financial Officer
SoYoung Kwon	57	Senior Vice President, General Counsel, Business Development and Corporate Affairs

Jeffrey G. Lamothe has served as our Executive Vice President and Chief Operating Officer since March 2023. Effective April 1, 2026, Mr. Lamothe will transition from his current position to President and Chief Executive Officer and will join our Board. Mr. Lamothe leads the Clinical, Research & Development, Quality, Manufacturing and Operations organizations. He previously served as our Executive Vice President and Chief Financial Officer, leading Finance, Business Development, Investor Relations and IT. Prior to Aptevo, he was Vice President Finance, Biosciences Division at Emergent BioSolutions. Mr. Lamothe assumed this role in 2014 when Emergent concluded the acquisition of Cangene Corporation (Cangene), where he was Chief Financial Officer. Mr. Lamothe’s business experience is built on a 25+ career, spanning several industries in CEO, COO and CFO roles. Prior to Cangene Corporation, Mr. Lamothe was the Chief Financial Officer of Smith Carter Architects and Engineers Incorporated. He also previously served as President and Chief Executive Officer of Kitchen Craft Cabinetry after occupying the position of VP Finance and Chief Financial Officer with the organization. Mr. Lamothe’s other past experience includes serving as Chief Financial Officer of Motor Coach Industries and he has held various roles at James Richardson & Sons, Limited and Ernst & Young LLP.

Daphne Taylor has served as our Senior Vice President, Chief Financial Officer since March 2023 and previously served as Aptevo’s Senior Vice President of Finance where she held responsibility for all strategic planning and budgeting, treasury activities, internal and external reporting, and financial compliance. Prior to Aptevo, Daphne’s career includes 25 years of financial experience in the life sciences and technology industries. Prior to joining Aptevo, Ms. Taylor served as Chief Financial Officer at BioLife Solutions. She also served as VP, Chief Accounting Officer, and Controller at Cardiac Science Corporation and in multiple other roles, including Controller at LookSmart, SpeedTrak, CoreMark International and Pacific Telesis. Ms. Taylor began her career at Coopers & Lybrand in San

Francisco. She is active in her community. Ms. Taylor holds a B.A. from Sonoma State University and is a Licensed CPA in Washington and California.

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

Corporate Governance Guidelines

The Board adopted Corporate Governance Guidelines to assist with its exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. The Board, with the assistance of the Nominating and Corporate Governance Committee, continuously evaluates the Company’s Corporate Governance Guidelines to ensure such guidelines are effectively serving the interests of the Company’s stockholders and are up-to-date with respect to current corporate governance best practices. Accordingly, in February 2026, the Board amended its Corporate Governance Guidelines to, among other things, specify that the Chair of the Board may be an executive chair or a non-executive chair and to change the frequency of Board and committee evaluations from annual to biennial.

Board Skills and Background

Our directors bring to our Board a wide variety of skills, qualifications, and viewpoints that strengthen the Board’s ability to carry out its oversight role on behalf of our stockholders. The table below is a summary of the range of skills and experiences that each director brings to the Board, each of which we find to be relevant to our business. Because it is a summary, it does not include all of the skills, experiences, and qualifications that each director offers, and the fact that a particular experience, skill, or qualification is not listed does not mean that a director does not possess it. All of our directors exhibit high integrity, an appreciation for mix of background and thought, innovative thinking, a proven record of success, and deep knowledge of corporate governance requirements and best practices.

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

Our Corporate Governance Guidelines also provide that in the event that the Chairman of the Board is not an independent director, the Nominating and Corporate Governance Committee may nominate an independent director to serve as Lead Independent Director, who shall be approved by a majority of the independent directors. The Lead Independent Director, among other things, would serve as the presiding director at all executive sessions, determine the need for special meetings of the Board, and consult with directors on matters relating to corporate governance and

Board performance. Because Mr. White who will become our Executive Chair effective as of the Transition Date will not be an independent director, Dr. Niederhuber will serve as our Lead Independent Director as of the Transition Date.

Role of the Board in Risk Oversight

Our Board is actively engaged in the oversight of risks we face and consideration of the appropriate responses to those risks. The Board is responsible for oversight of our risk management programs and, in performing this function, reviews the long- and short-term internal and external risks facing the Company through its participation in an annual risk assessment survey. On an annual basis, key risks, mitigation activities and potential new or emerging risks are discussed with management and further addressed with our Audit Committee as necessary. The Audit Committee at least annually discusses with senior management the Company’s cybersecurity risk profile, environmental and social risk and risk management, product risk and risk management, including guidelines and policies to govern the process by which our exposure to risk is handled. The Audit Committee also reviews and comments on an annual risk assessment performed by management. After the Audit Committee performs its review and comment function, it reports any significant findings to the Board. The Compensation Committee strives to create incentives that encourage a reasonable and appropriate level of risk-taking consistent with our business strategy. Our Compensation Committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. The Nominating and Corporate Governance Committee is responsible for reviewing our corporate governance and developing and maintaining corporate governance policies and procedures that are appropriate in light of the risks we face.

Meetings of the Board

Our Corporate Governance Guidelines provide that the directors are responsible for attending Board meetings and meetings of committees on which they serve. The Board met 6 times during 2025. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which she or he served, held during 2025 for which she or he was a director or committee member.

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

*Committee Chairperson

Mr. Lamothe has been appointed to serve as a Class III director of the Company and a member of the Executive Committee of the Board both to be effective as of the Transition Date. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of the Audit, Compensation, and Nominating and Corporate Governance

Committees meet the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Below is a description of each committee of the Board.

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

The Audit Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Mr. Grant, and Ms. Kunz. The Audit Committee met 4 times during 2025.

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

The Compensation Committee is composed of five directors: Ms. Kunz, Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, and Dr. Niederhuber. The Compensation Committee met 3 times during 2025.

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

During 2025, the Compensation Committee engaged Willis Towers Watson as a compensation consultant. The Compensation Committee requested that Willis Towers Watson:

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

Willis Towers Watson did not provide any additional services to the Company in 2025 other than as described above. Although our Board and Compensation Committee consider the advice and recommendations of such independent compensation consultants as to our executive and non-employee director compensation program, the Board and Compensation Committee ultimately make their own decisions regarding these matters.

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

The Nominating and Corporate Governance Committee is composed of three directors: Dr. Niederhuber, Ms. Kunz and Mr. Grant. The Nominating and Corporate Governance Committee did not meet during 2025.

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

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of director nominees, the Nominating and Corporate Governance Committee considers the candidate’s integrity, character, demonstrated track record, education, experience and time dedication. The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. The Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Moreover, the Board will specifically consider a candidate’s gender, nationality, race, ethnicity, and sexual orientation as part of its criteria in considering any such candidate for service on the Board.

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

Executive Committee

The purpose of the Executive Committee is to exercise such authority of the Board as may be necessary or appropriate during intervals between Board meetings, which includes, without limiting the generality of the foregoing, managing the business and affairs of the Company on behalf of the Board. The Executive Committee generally has the same authority as the Board and, except as otherwise required by law, may take any and all actions as if such actions were taken by the full Board. The Executive Committee provides the Company with the ability to respond and take action quickly, as may be necessary, with respect to matters that may arise in between routine, scheduled meetings of the Board. Without limiting the foregoing, the Executive Committee enables the Board to act quickly with respect to financing matters, collaboration arrangements, and other partnership opportunities that may require quick or immediate action. The Executive Committee met 5 times in 2025.

The Executive Committee is composed of four directors: Dr. Harsanyi, Mr. Abdun-Nabi, Dr. Niederhuber, and Mr. White. Dr. Harsanyi is the Chairman of the Executive Committee. Mr. Lamothe has been appointed to serve as a Class III director of the Company and a member of the Executive Committee of the Board to be effective as of the Transition Date.

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

To our knowledge, based solely on our review of such reports filed on EDGAR and the written representations of reporting persons, we believe that for fiscal 2025, all required reports were filed on a timely basis under Section 16(a).

Item 11. Executive Compensation.

The following table shows for 2025 and 2024 compensation awarded to or paid to, or earned by, the Company's Chief Executive Officer and its two other most highly compensated executive officers as of December 31, 2025 (the named executive officers).

Name and Principal Position	Year	Salary	Bonus (4)	Equity Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Marvin L. White	2025	$630,269	$400,000	$79	$236,555	$10,500	$1,277,403
President and Chief Executive Officer	2024	$575,000	$-	$4,420	$316,250	$10,350	$906,020

Jeffrey G. Lamothe	2025	$536,008	$300,000	$33	$173,664	$10,500	$1,020,205
Executive Vice President and Chief Operating Officer	2024	$480,000	$-	$1,914	$216,000	$10,350	$708,264

SoYoung Kwon	2025	$499,221	$250,000	$23	$144,720	$10,500	$904,464
Senior Vice President, General Counsel, Business Development and Corporate Affairs	2024	$450,000	$-	$1,322	$180,000	$10,350	$641,672

(1)
The amounts in the "Equity Awards" column reflect grant date fair values determined in accordance with FASB Accounting Standards Codification (ASC) Topic 718 for equity awards granted to the NEO during the applicable year. The assumptions we use in calculating these amounts are discussed in Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2025.
(2)
Amounts represent annual bonuses assuming 100% of the bonus target is achieved, the payout of which is based on the attainment of corporate and individual performance goals as determined by the Compensation Committee. Payment of 2025 executive bonuses are scheduled to occur in March 2026. Additional detail is included below under "Base Salaries and Target Bonuses."
(3)
Amounts represent 401(k) matching contributions.
(4)
Amounts represent a one-time supplemental cash payment approved by the Compensation Committee of the Board on August 6, 2025.

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

Base Salaries and Target Bonuses

The Compensation Committee approved annual base salaries and target bonuses for 2025. Annual target bonuses are calculated as a percentage of the named executive officer’s base salary and payout of the annual target bonuses is based on the achievement of pre-established corporate performance goals as determined by the Compensation Committee, as well as individual performance and other factors deemed relevant by the Compensation Committee. 90% of our Chief Executive Officer’s bonus payout is based on corporate performance with 10% based on individual performance whereas 70% of our other named executive officers’ bonus payout is based on corporate performance with 30% based on individual performance. For 2025, the Compensation Committee established corporate performance goals that were challenging, but attainable. They included goals related to Aptevo’s business, such as clinical trial progress, as well as strategic milestones and financial metrics.

On August 6, 2025, the Compensation Committee of the Board approved a one-time supplemental cash payment, minus applicable deductions and withholdings, to each of our executive officers in the aggregate amount of $1.2 million allocated as set forth below to narrow the gap between target long-term incentives and market competitive equity values due to the volatility in the Company’s stock price and share constraints (our named executive officers received one-time supplemental cash payments in the following amounts: Marvin L. White - $400,000; Jeffrey G. Lamothe - $300,000; and SoYoung Kwon - $250,000). The one-time supplemental cash payments were paid in a lump sum on August 15, 2025.

In approving the compensation changes for the executive officers, as well as the one-time supplemental cash payments, the Compensation Committee considered, among other factors, the compensation practices, trends and data from comparable companies as identified by the Compensation Committee and an independent compensation consultant engaged by the Compensation Committee and adjusted the executive officer compensation to target the 75th percentile of public company peers.

The following table sets forth the base salary, target bonus percentages, and target bonus amounts for 2025 following the August 6, 2025 compensation adjustments:

Name and Title	2025 Base Salary	Adjusted 2025 Base Salary	2025 Target Bonus Percentage	Adjusted 2025 Target Bonus	Adjusted 2025 Target Bonus Percentage	2025 Target Bonus
Marvin L. White	$595,000	$690,000	55%	$483,000	70%	$327,250
Chief Executive Officer and President
Jeffrey G. Lamothe	$504,400	$590,000	45%	$354,000	60%	$226,980
Executive Vice President and Chief Operating Officer
SoYoung Kwon	$472,500	$545,000	40%	$299,750	55%	$189,000
Senior Vice President, General Counsel, Business Development and Corporate Affairs

Consistent with historic practice, in the first quarter of 2026, the Compensation Committee reviewed the Company’s 2025 performance against the corporate performance goals. After taking into consideration the challenges and management’s response thereto, as well as individual performance, the Compensation Committee determined to pay out the annual target bonuses at 72% for the corporate weighting factor of the target bonus for each named executive officer and 100% for the individual performance weighting factor of the target bonus for each named executive officer.

Option and RSU Awards

The Compensation Committee approved the following RSU grants to our named executive officers in 2025 and each award vests in equal annual installments over the first three anniversaries of the date of grant, subject to the named executive officer's continued service through the vesting date:

Name and Title	RSUs (# of shares)
Marvin L. White	1,667
President and Chief Executive Officer
Jeffrey G. Lamothe	961
Executive Vice President and Chief Operating Officer
SoYoung Kwon	638
Senior Vice President, General Counsel, Business Development and Corporate Affairs

Stock Ownership Guidelines

Aptevo's Board of Directors and Section 16 Officer Stock Ownership and Retention Policy (Stock Ownership Guidelines) encourages our executive officers and non-employee directors to own shares of Company stock in order to promote the alignment of our executive officers and directors with the long-term interests of our stockholders and to further promote our commitment to sound corporate governance. The Stock Ownership Guidelines require the Company’s Chief Executive Officer, non-employee directors and other Section 16 officers (Covered Persons) to own a target number of qualifying shares of the Company’s stock (beneficially owned stock and unvested restricted stock units) by Company grant and through individual purchase within five years of becoming a Covered Person. Our non-employee directors are expected to obtain a target number of qualifying shares of stock that have a value equal to one time the Board annual retainer fee. Our Chief Executive Officer is expected to obtain a target number of qualifying shares of stock that has a value equal to three times the Chief Executive Officer’s base salary. Our other Section 16 officers are expected to obtain a target number of qualifying stock that has a value equal to one times their base salary. Covered Persons must retain 50% of after-tax shares after vesting or exercise until ownership guidelines are met.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding unexercised stock options and unvested restricted stock unit awards outstanding as of December 31, 2025 for each of our named executive officers.

	2025 Outstanding Equity Awards at Fiscal Year-End

	Stock Awards

Name	Unvested Stock Awards		Market Value Unvested Stock Awards
Marvin L. White	1,666	(1)	$15,710
	1	(2)	$9

Jeffrey G. Lamothe	961	(3)	$9,062

SoYoung Kwon	638	(4)	$6,016

(1)
The RSU was granted on August 6, 2025 and vests in one year on August 6, 2026.

(2)
The RSU was granted on July 17, 2024 and vests over three years: one-third on July 17, 2025, one-third on July 17, 2026, and the final one-third on July 17, 2027.
(3)
The RSU was granted on August 6, 2025 and vests in one year on August 6, 2026.
(4)
The RSU was granted on August 6, 2025 and vests in one year on August 6, 2026.

Tax-Qualified Defined Contribution Plan

Aptevo has established a defined contribution savings plan under Section 401(k) of the Code (the 401(k) Plan). The 401(k) Plan covers all employees, including the named executive officers. Under the 401(k) Plan, employees may make elective salary deferrals. Aptevo currently provides for matching of qualified deferrals up to 50% of employee deferral contributions, based on a maximum employee deferral rate of 6% of compensation.

Severance and Change in Control

Pursuant to the Severance Plan, in the event a named executive officer is terminated by the Company without Cause (as defined in the Severance Plan) other than in connection with a Change of Control (as defined in the Severance Plan), such named executive officer is entitled to the following:

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

If during the term of the Severance Plan, (i) the named executive officer’s employment is terminated by the Company without Cause, or a named executive officer resigns for Good Reason (as defined in the Severance Plan), in each case within eighteen (18) months following a Change of Control, or (ii) a named executive officer’s employment with the Company is terminated prior to a Change of Control (which subsequently occurs) at the request of a party involved in such Change of Control, or otherwise in connection with or in anticipation of a Change of Control, a named executive officer may be provided a cash lump sum payment within thirty (30) days of termination of employment equal to the sum of:

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

Additionally, any unvested company stock options, stock appreciation rights, restricted stock, RSUs and other stock-unit awards held by such named executive officer that are outstanding on the date of the termination of employment would become fully vested as of such date and the period during which any equity award held by such named executive officer that is outstanding on such date may be exercised would be extended to a date that is the later of the fifteenth day of the third month following the date, or December 31 of the calendar year in which such equity award would otherwise have expired if the exercise period had not been extended but not beyond the final date such equity award could be exercised if the participant employment had not terminated, in each case based on the terms of such equity award at the original grant date. The named executive officer would be entitled to any employee benefits to which he or she may be entitled as of the date of termination of employment under the relevant plans, policies and programs of the Company. The named executive officer and his/her eligible dependents would also be eligible for continued benefits for a period of 30 months in the case of Mr. White, 24 months in the case of Mr. Lamothe and 12 months in case of Ms. Kwon. Additionally, all rights such named executive officer has to indemnification from the Company immediately prior to the Change of Control will be retained for the maximum period permitted by applicable law and any director’s and officer’s liability insurance would continue through the period of any applicable statute of limitations. The Company would also be required to advance the named executive officer all costs and expenses, including all attorneys’ fees, incurred in connection with any legal proceedings relating to his or her termination or the interpretation of the Severance Plan.

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

On January 30, 2026, the Board approved certain modifications to the Severance Plan to, among other things, (i) align the Executive Chair severance benefits with the Chief Executive Officer level benefits in the Severance Plan and (ii) delete the Executive Vice President level benefits in the Severance Plan. The modifications to the Severance Plan will be effective as of the Transition Date.

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

During fiscal year 2025, we did not grant any stock options to our named executive officers.

Compensation Recovery Policy

In April 2023, our Compensation Committee adopted a policy for the recovery of certain incentive-based compensation from current and former executive officers in the event of a “material” financial restatement, regardless of whether the executive was at fault, in accordance with rules issued by the SEC and the Nasdaq Stock Market. The policy allows for the recovery of compensation that is erroneously received during the three-year period preceding the date the Company is required to prepare an accounting restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously-issued financial statements that is material to the previously-issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. There are limited exceptions to recovery of erroneously awarded compensation under the policy and indemnification of executive officers is prohibited. Cash incentives under the Company’s bonus plan would not be considered incentive-based compensation subject to recovery under the policy since such awards are generally earned upon satisfaction of strategic or operational metrics. In addition, the Company's equity awards for executive officers, such as stock options and restricted stock units, would not be subject to recovery under the policy since such awards are not contingent upon the attainment of any financial reporting measures and vesting is contingent solely upon completion of a specific employment period. During 2025, there were no events that triggered a right to a recovery of compensation from any of our executive officers.

Director Compensation

The following table shows for 2025 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Daniel J. Abdun-Nabi	$75,834	$15,624	$91,458
Grady Grant, III	$73,333	$15,624	$88,957
Zsolt Harsanyi, Ph.D.	$95,833	$15,624	$111,457
Barbara Lopez Kunz	$80,835	$15,624	$96,459
John E. Niederhuber, M.D.	$92,916	$15,624	$108,540

(1)
Each non-employee director was awarded 400 RSUs on August 6, 2025, which vests in full on the first anniversary of the date of grant. The amounts in "Stock Awards" column reflect grant date fair values determined in accordance with FASB ASC Topic 718 for the RSUs granted to each non-employee director during 2025.

As of December 31, 2025, each of our non-employee directors held the following outstanding option and RSU awards:

Name	Number of RSUs Unvested as of December 31, 2025 (1)
Daniel J. Abdun-Nabi	400
Grady Grant, III	400
Zsolt Harsanyi, Ph.D.	400
Barbara Lopez Kunz	400
John E. Niederhuber, M.D.	400

(1)
Each non-employee director was awarded 400 RSUs on August 6, 2025, which vests in full on the first anniversary of the date of grant.

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

Upon a review of competitive market data and based upon advice from Willis Towers Watson, the Compensation Committee’s independent consultant, the Board of Directors established a cash retainer of $110,000 for the Lead Independent Director to be effective on April 1, 2026. In addition, the Committee Chair and Member Retainers for the Compensation Committee were increased to $20,000 (from $15,000) and $10,000 (from $7,500) respectively also effective April 1, 2026. The Board also established an annual retainer for the Executive Committee Chair of $20,000 and an annual retainer of $10,000 for each non-employee Executive Committee Member in 2022. Payments are made on a quarterly basis. In 2022, the mix of equity of annual grants for the Board of Directors was shifted to 100% RSUs (from 50% options and 50% RSUs) since the role of equity for non-employee directors is primarily to ensure compensation that is shareholder aligned and should avoid focus on stock price volatility and shifting to RSUs maximizes intrinsic value and may support attraction and retention of Board members. Also, in 2022, the vesting of annual equity grants to non-employee directors was adjusted to 1-year cliff vesting on the first anniversary of the date of grant from 3-year ratable vesting, consistent with peer and broader market practice, although initial equity grants will continue to have a 3-year ratable vesting schedule.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 1, 2026, unless otherwise indicated by the footnotes below, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address of the individuals and entities below is c/o Aptevo Therapeutics Inc., 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.

	Beneficial Ownership(1)
	Number of Shares	Percent of Total
Armistice Capital Master Fund Ltd. (2)(3)	56,951	4.99%
Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (2)(4)	69,967	6.22%
Bigger Capital Fund, LP (2)(5)	56,928	4.99%
CVI Investments, Inc. (2)(6)	83,856	7.36%
Hudson Bay Master Fund Ltd. (2)(7)	56,934	4.99%
L1 Capital Global Opportunities Master Fund (2)(8)	56,448	4.99%
Sabby Volatility Warrant Master Fund, Ltd. (2)(9)	56,876	4.99%
Marvin L. White	-	*
Jeffrey G. Lamothe	-	*
SoYoung Kwon	-	*
Daniel J. Abdun-Nabi	-	*
John E. Niederhuber, M.D.	-	*
Zsolt Harsanyi	-	*
Grady Grant III	750	*
Barbara Lopez Kunz	-	*
All executive officers and directors as a group	750	*

* Less than one percent.

(1)
This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,055,709 shares outstanding on March 1, 2026, adjusted as required by rules promulgated by the SEC. Each person is deemed to be the beneficial owner of shares which may be acquired within sixty days of March 1, 2026 through the exercise of options, warrants, and other rights, if any.
(2)
The common warrants are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restricts the holders from exercising that portion of the common warrants that would result in the holders and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.
(3)
Armistice Capital Master Fund Ltd: Includes 56,951 shares of common stock underlying the common warrants. Excludes 28,634 shares of common stock underlying the common warrants which are not exercisable within 60 days of March 1, 2026 by virtue of the beneficial ownership limitations described in footnote 2. The principal business office of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, New York 10022.
(4)
Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B: Includes 69,967 shares of common stock underlying the common warrants. The principal business office of Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B is Suite #7 Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands.
(5)
Bigger Capital Fund, LP: Includes 56,928 shares of common stock underlying the common warrants. Excludes 28,206 shares of common stock underlying the common warrants which are not exercisable within 60 days of March 1, 2026 by virtue of the beneficial ownership limitations described in footnote 2. The principal business office of Bigger Capital Fund, LP is 11700 W Charleston Blvd. 170-659, Las Vegas, NV 89135.
(6)
CVI Investments, Inc.: Includes 83,856 shares of common stock underlying the common warrants. The address of the principal business office of CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104 Cayman Islands.

(7)
Hudson Bay Master Fund Ltd.: Includes 56,934 shares of common stock underlying the common warrants. Excludes 28,311 shares of common stock underlying the common warrants which are not exercisable within 60 days of March 1, 2026 by virtue of the beneficial ownership limitations described in footnote 2. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over the common warrants. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over the common warrants. The principal business office of Hudson Bay Master Fund Ltd. is 290 Harbor Dr., Stamford, CT 06902.
(8)
L1 Capital Global Opportunities Master Fund, Ltd.: Includes 56,448 shares of common stock underlying the common warrants. Excludes 19,074 shares of common stock underlying the common warrants which are not exercisable within 60 days of March 1, 2026 by virtue of the beneficial ownership limitations described in footnote 2. David Feldman and Joel Arber are the directors of L1 Capital Global Opportunities Master Fund, Ltd. As such, L1 Capital Global Opportunities Master Fund, Ltd., Mr. Feldman, and Mr. Arber may be deemed to beneficially own our common stock described herein. To the extent Mr. Feldman and Mr. Arber are deemed to beneficially own such securities, Mr. Feldman and Mr. Arber disclaim beneficial ownership of these securities for all other purposes. The address of the principal business office of L1 Capital Global Opportunities Master Fund, Ltd. is 161A Shedden Road, 1 Artillery Court, PO Box 10085 Grand Cayman, Cayman Islands KY1-1001.
(9)
Sabby Volatility Warrant Master Fund, Ltd.: Includes 56,876 shares of common stock underlying the common warrants. Excludes 27,216 shares of common stock underlying the common warrants which are not exercisable within 60 days of March 1, 2026 by virtue of the beneficial ownership limitations described in footnote 2. The principal business office of Sabby Volatility Warrant Master Fund, Ltd. is 1011 Links Dr., Miami Beach 33109.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted-average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights	Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,542	$-	7,353
Equity compensation plans not approved by security holders	-	$-	-
Total	6,542	$-	7,353

Item 13. Certain Relationships, Related Transactions and Director Independence.

Related Person Transaction Policy

In 2016, we adopted a written Related Person Transaction Policy (Policy) that sets forth our policies and procedures for the review and approval or ratification of related person transactions. For purposes of our policy only, a “Related Person Transaction” is a transaction, arrangement or relationship in which we and any “related persons” are participants involving an amount that exceeds $120,000. A related person is an executive officer, director, or more than 5% stockholder of any class of our voting securities, including any of their immediate family members.

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

There were no Related Person Transactions during fiscal 2025 or 2024.

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

Independence of the Board

As required under the Nasdaq Stock Market (Nasdaq) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s in-house counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Abdun-Nabi, Mr. Grant, Dr. Harsanyi, Ms. Kunz and Dr. Niederhuber. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. As Mr. White serves as our President and Chief Executive Officer, he is not independent. Mr. Lamothe would also not be independent when he assumes the role of President and Chief Executive Officer and will serve as a Class III director of the Company as of April 1, 2026. Additionally, in accordance with our Corporate Governance Guidelines, the Board determined that all members of the Audit, Compensation, and Nominating and Corporate Governance (Nom/Gov) committees of the Board are independent. Additionally, information regarding our Board committees and their members is provided below.

83% Board Independence

100% Committee Independence for Audit, Compensation, and Nom/Gov Committees

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Baker Tilly US, LLP, our Independent Registered Public Accounting firm, billed to us for their audit and other services for the years ended December 31, 2025 and 2024. The audit fees include an estimate of amounts not yet billed.

For the years ended December 31, 2025 and 2024, fees paid or accrued to Baker Tilly US, LLP were:

	Year Ended December 31,
	2025	2024
Audit Fees	$504,738	$455,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$504,738	$455,000

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

3.
Exhibit Index

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

2.1	Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC	8-K	2.1	August 2, 2016	001-37746

+2.2	Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	2.2	August 2, 2016	001-37746

†+2.3	LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	2.1	November 13, 2017	001-37746

+2.4	LLC Purchase Agreement by and among Aptevo Therapeutics Inc. and Medexus Pharma, Inc. dated February 28, 2020.	8-K	2.1	March 2, 2020	001-37746

3.1	Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	August 2, 2016	001-37746

3.2	Amended and Restated By-laws of Aptevo Therapeutics Inc., as amended and restated on November 8, 2022.	10-Q	3.1	November 10, 2022	001-37746

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics Inc.	8-K	3.1	March 27, 2020	001-37746

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	March 5, 2024	001-37746

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	December 3, 2024	001-37746

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Aptevo Therapeutics Inc.	8-K	3.1	November 9, 2020	001-37746

3.7	Amended and Restated Bylaws of Aptevo Therapeutics Inc.	8-K	3.1	November 30, 2020	001-37746
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	May 23, 2025	001-37746
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aptevo Therapeutics, Inc.	8-K	3.1	December 29, 2025	001-37746

4.1	Form of Common Stock Certificate	10	4.1	June 29, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.2	Registration Rights Agreement, dated as of August 1, 2016, by and among Aptevo Therapeutics Inc. and certain of its stockholders	8-K	4	August 2, 2016	001-37746

4.3	Registration Rights Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.2	December 24, 2018	001-37746

4.4	Rights Agreement, dated as of November 8, 2020, by and between Aptevo Therapeutics Inc. and Broadridge Corporate Issuer Solutions, Inc., as rights agent	8-K	4.1	November 9, 2020	001-37746

4.5	Amendment No. 1 to Right Agreement, dated as of November 5, 2021, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 5, 2021	001-37746

4.6	Amendment No. 2 to Rights Agreement, dated as of November 4, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.	8-K	4.1	November 4, 2022	001-37746

4.7	Amendment No. 3 to Rights Agreement, dated as of November 2, 2023, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 2, 2023	001-37746

4.8	Amendment No. 4 to Rights Agreement, dated as of November 1, 2024, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	4.1	November 4, 2024	001-37746

4.9	Amendment No. 5 to Rights Agreement, dated as of October 30, 2025, between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent	8-K	4.1	October 30, 2025	001-37746
4.10	Description of Capital Stock of Aptevo Therapeutics		4.5	March 31, 2021	001-37746

4.11	Agreement to Terminate Registration Rights Agreement between the Company and Intervac L.L.C. and BioVac L.L.C.	10-K	4.1	March 24, 2022	001-37746

4.12	Form of Series A Common Warrant, dated August 4, 2023	8-K	4.1	August 1, 2023	001-37746

4.13	Form of Series B Common Warrant, dated August 4, 2023	8-K	4.2	August 1, 2023	001-37746

4.14	Form of New Series A-1 Warrant	8-K	4.1	November 9, 2023	001-37746

4.15	Form of New Series A-2 Warrant	8-K	4.2	November 9, 2023	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

4.16	Form of New Series B-1 Warrant	8-K	4.3	November 9, 2023	001-37746

4.17	Form of New Series B-2 Warrant	8-K	4.4	November 9, 2023	001-37746

4.18	Form of Common Warrant, dated April 15, 2024	8-K	4.1	April 15, 2024	001-37746

4.19	Form of Common Warrant, dated July 1, 2024	8-K	4.1	July 1, 2024	001-37746

4.20	Form of Common Warrant, dated September 18, 2024	8-K	4.1	September 18, 2024	001-37746

4.21	Form of Common Warrant, dated December 12, 2024	8-K	4.1	December 12, 2024	001-37746

4.22	Form of Common Warrant, dated April 4, 2025.	8-K	4.1	April 4, 2025	001-37746

4.23	Form of Amended Common Warrant, dated April 4, 2025 (originally entered into on December 12, 2024), between the Company and certain warrant holders.	8-K	4.2	April 4, 2025	001-37746

4.24	Common Warrant, dated June 20, 2025.	8-K	4.1	June 20, 2025	001-37746

10.1	Transition Services Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.2	August 2, 2016	001-37746

10.2	Tax Matters Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.3	August 2, 2016	001-37746

10.3	Product License Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc.	8-K	10.8	August 2, 2016	001-37746

C 10.4	Aptevo Therapeutics Inc. Amended and Restated 2016 Stock Incentive Plan.	10-Q	4.1	August 10, 2017	001-37746

C 10.5	Aptevo Therapeutics Inc. Converted Equity Awards Incentive Plan	8-K	10.10	August 2, 2016	001-37746

C 10.6	Aptevo Therapeutics Inc. Amended and Restated Senior Management Severance Plan					X

C 10.7	Form of Indemnity Agreement for directors and senior officers	10	10.9	April 15, 2016	001-37746

10.8	Fourth and Battery Office Lease, dated as of April 28, 2003, by and between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc. and Genecraft, Inc.) and Selig Real Estate Holdings Eight L.L.C. , or the Seattle Office Lease	10	10.12	April 15, 2016	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.9	Seattle Office Lease Amendment, dated December 8, 2004	10	10.13	April 15, 2016	001-37746

10.10	Seattle Office Lease Amendment, dated February 1, 2006	10	10.14	April 15, 2016	001-37746

10.11	Seattle Office Lease Amendment, dated February 2, 2007	10	10.15	April 15, 2016	001-37746

10.12	Seattle Office Lease Amendment, dated June 7, 2010	10	10.16	April 15, 2016	001-37746

10.13	Seattle Office Lease Amendment, dated December 21, 2010	10	10.17	April 15, 2016	001-37746

10.14	Seattle Office Lease Amendment, dated July 17, 2012	10	10.18	April 15, 2016	001-37746

10.15	Seventh Amendment to Seattle Office Lease, dated December 5, 2014	10	10.19	April 15, 2016	001-37746

†10.16	License and Co-Development Agreement, dated as of August 19, 2014, by and between Emergent Product Development Seattle, LLC and MorphoSys AG, or the MorphoSys Collaboration Agreement	10	10.20	June 29, 2016	001-37746
†10.17	First Amendment to MorphoSys Collaboration Agreement, dated June 19, 2015	10	10.21	April 15, 2016	001-37746

†10.18	Second Amendment to MorphoSys Collaboration Agreement, dated December 7, 2015	10	10.22	April 15, 2016	001-37746

10.19	Third Amendment to MorphoSys Collaboration Agreement, dated December 12, 2016	8-K	10.1	December 15, 2016	001-37746

10.20	Fourth Amendment MorphoSys Collaboration Agreement, dated June 19, 2017.	10	10.3	August 10, 2017	001-37746

10.21	Equity Distribution Agreement, dated November 9, 2017, between Aptevo Therapeutics, Inc. and Piper Jaffray and Company LLC.	8-K	1.1	November 9, 2017	001-37746

10.22	Collaboration and Option Agreement, dated as of July 20, 2017, by and between Aptevo Research and Development LLC, and Alligator Bioscience AB.	10-Q	10.2	November 13, 2017	001-37746

10.23	Amendment No. 3 to Credit and Security Agreement, dated as of February 23, 2018, by and among Aptevo Therapeutics Inc. and certain of its subsidiaries and Midcap Financial Trust.	10-K	10.38	March 13, 2018	001-37746

10.24	Aptevo Therapeutics Inc. 2018 Stock Incentive Plan.	10-Q	10.1	August 9, 2018	001-37746

10.25	Aptevo Therapeutics Inc. Non-Statutory Stock Option Agreement.	10-Q	10.2	August 9, 2018	001-37746

10.26	Purchase Agreement, dated December 20, 2018, by and between Aptevo Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	December 24, 2018	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.27	Eighth Amendment to Office Lease, dated as of March 19, 2019, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.1	March 22, 2019	001-37746

10.28	Ninth Amendment to Office Lease, dated May 26, 2022, by and between Aptevo Therapeutics Inc. and Selig Real Estate Holdings Eight L.L.C.	8-K	10.3	August 11, 2022	001-37746

10.29	Amendment to LLC Purchase Agreement, dated as of August 31, 2017, by and among Aptevo BioTherapeutics LLC, Aptevo Therapeutics Inc., Venus Bio Therapeutics Sub LLC, and Saol International Limited.	10-Q	10.1	August 9, 2019	001-37746

10.30	Collaboration and License Agreement, dated as of December 19, 2005, by and among Wyeth Pharmaceuticals and Trubion Pharmaceuticals, Inc.	10-Q	10.1	August 14, 2020	001-37746

10.31	Amendment No. 1 to the Collaboration and License Agreement dated as of December 19, 2005 (the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth, acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.2	August 14, 2020	001-37746

10.32	Amendment No. 2 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Trubion Pharmaceuticals, Inc. (“Trubion”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.3	August 14, 2020	001-37746

10.33	Amendment No. 3 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) (“EPDS”) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	8-K	10.4	August 14, 2020	001-37746

10.34	Amendment No. 4 to the Collaboration and License Agreement dated as of December 19, 2005 (as previously amended, the “Agreement”) by and between Emergent Product Development Seattle, LLC (successor to Trubion Pharmaceuticals, Inc. (“Trubion”)) and Wyeth LLC (formerly known as Wyeth), acting through its Wyeth Pharmaceuticals Division (“Wyeth”).	10-Q	10.5	August 14, 2020	001-37746

10.35	Credit and Security Agreement, dated as of August 5, 2020, by and among Aptevo Therapeutics Inc., and MidCap Financial Trust.	10-Q	10.1	November 10, 2019	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.36	Equity Distribution Agreement, dated December 14, 2020, between Aptevo Therapeutics Inc. and Piper Sandler & Co.	8-K	1.1	December 14, 2020	001-37746

10.37	Royalty Purchase Agreement by and among Aptevo Therapeutics Inc. and Healthcare Royalty Partners IV, LP. dated as of March 30, 2021.	10-Q	10.1	May 11, 2021	001-37746

10.38	Amendment to Royalty Purchase Agreement dated June 7, 2022.	8-K	10.1	August 11, 2022	001-37746

10.39	First Amendment to Credit and Security Agreement dated March 30, 2021.	10-Q	10.2	May 11, 2021	001-37746

10.40	Limited consent and Second Amendment to Credit and Security Agreement dated June 7, 2022.	8-K	10.2	August 11, 2022	001-37746

10.41	Third Amendment to Credit and Security Agreement dated August 30, 2022.	10-Q	10.2	November 10, 2022	001-37746

10.42	Executive Transition Services Agreement.	10-Q	10.3	November 12, 2021	001-37746

10.43	Amendment to Executive Transition Services Agreement.	10-Q	10.4	November 12, 2021	001-37746

10.44	Purchase Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.1	February 17, 2022	001-37746

10.45	Registration Rights Agreement, dated February 16, 2022, by and between the Company and Lincoln Park.	8-K	10.2	February 17, 2022	001-37746

10.46	Payment Interest Purchase Agreement by and between Aptevo Therapeutics Inc. and XOMA (US) LLC, dated March 29, 2023	10-Q	10.1	May 5, 2023	001-37746

10.47	Placement Agent Agreement, dated August 1, 2023, between the Company and A.G.P./Alliance Global Partners	10-Q	10.4	August 10, 2023	001-37746

10.48	Securities Purchase Agreement, dated August 1, 2023, between the Company and the purchasers party thereto.	10-Q	10.5	August 10, 2023	001-37746

10.49	Form of Warrant Inducement Agreement, by and between the Company and each Holder	8-K	10.1	November 9, 2023	001-37746

10.50	Financial Advisory Agreement, dated as of November 9, 2023, between A.G.P./Alliance Global Partners and the Company	8-K	10.2	November 9, 2023	001-37746

10.51	Securities Purchase Agreement, dated April 10, 2024, between the Company and the purchasers party thereto.	8-K	10.2	April 15, 2024	001-37746

10.52	Securities Purchase Agreement, dated June 28, 2024, between the Company and the purchasers party thereto.	8-K	10.2	July 1, 2024	001-37746

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

10.53	Securities Purchase Agreement, dated September 16, 2024, between the Company and the purchasers party thereto.	8-K	10.2	September 18, 2024	001-37746

10.54	Form of Warrant Inducement Agreement, by and between the Company and each Holder	8-K	10.1	December 12, 2024	001-37746

10.55	Form of Placement Agency Agreement, dated April 3, 2025, between the Company and Roth Capital Partners.	8-K	10.1	April 4, 2025	001-37746

10.56	Form of Securities Purchase Agreement, dated April 3, 2025, between the Company and the purchasers party thereto.	8-K	10.2	April 4, 2025	001-37746

10.57	Form of Placement Agency Agreement, dated April 21, 2025, between the Company and Roth Capital Partners.	8-K	10.1	April 22, 2025	001-37746

10.58	Form of Securities Purchase Agreement, dated April 21, 2025, between the Company and the purchasers party thereto.	8-K	10.2	April 22, 2025	001-37746

10.59	Standby Equity Purchase Agreement, dated June16, 2025, by and between Aptevo Therapeutics Inc. and YA II PN, LTD.	8-K	10.1	June 17, 2025	001-37746

10.60	Placement Agency Agreement, dated June 18, 2025, between the Company and Roth Capital Partners.	8-K	10.1	June 20, 2025	001-37746

10.61	Securities Purchase Agreement, dated June 18, 2025, between the Company and the purchasers party thereto.	8-K	10.2	June 20, 2025	001-37746

10.62	Standby Equity Purchase Agreement, dated January 8, 2026 by and between Aptevo Therapeutics Inc. and YA II PN, LTD.	8-K	10.1	January 9, 2026	001-37746

16.1	Letter of Baker Tilly US, LLP to the Securities and Exchange Commission dated June 23, 2025	8-K	16.1	June 23, 2025	001-37746

19.1	Insider trading policies and procedures					X

21.1	Subsidiaries of Aptevo Therapeutics Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	Exhibit	Filing Date	File No.	Filed Herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Compensation Recovery Policy	10-K	97	March 5, 2024	001-37746

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Aptevo Therapeutics Inc.

Date: March 26, 2026	By:	/s/ Marvin L. White
Marvin L. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Marvin L. White	President, Chief Executive Officer and Director	March 26, 2026
Marvin L. White	(Principal Executive Officer)

/s/Daphne Taylor	Senior Vice President and Chief Financial Officer	March 26, 2026
Daphne Taylor	(Principal Financial and Accounting Officer)

/s/John E. Niederhuber, M.D.	Chairman of the Board of Directors	March 26, 2026
John E. Niederhuber, M.D.

/s/Daniel J. Abdun-Nabi	Director	March 26, 2026
Daniel J. Abdun-Nabi

/s/Grady Grant, III	Director	March 26, 2026
Grady Grant, III

/s/Zsolt Harsanyi, Ph. D.	Director	March 26, 2026
Zsolt Harsanyi, Ph. D.

/s/Barbara Lopez Kunz	Director	March 26, 2026
Barbara Lopez Kunz