Form 10-Q
period 2026-03-31
Aptevo Therapeutics Inc.
filed 2026-05-13
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the number of shares of the registrant’s common stock outstanding was 1,246,105.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,525	$21,619
Prepaid expenses and other current assets	1,459	1,462
Total current assets	15,984	23,081
Property and equipment, net	268	303
Operating lease right-of-use asset	3,650	3,810
Total assets	$19,902	$27,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$890	$877
Accrued expenses and other current liabilities	2,977	4,307
Operating lease liability, current portion	892	866
Total current liabilities	4,760	6,050
Operating lease liability, net of current portion	3,530	3,763
Total liabilities	8,290	9,813

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,203,753 and 997,830 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	114	114
Additional paid-in capital	293,407	292,382
Accumulated deficit	(281,909)	(275,115)
Total stockholders' equity	11,612	17,381
Total liabilities and stockholders' equity	$19,902	$27,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$(3,924)	$(3,633)
General and administrative	(2,913)	(2,847)
Loss from operations	(6,837)	(6,480)
Other income:
Other income, net	140	72
Net loss	$(6,697)	$(6,408)
Dividend attributable to down round feature of warrants	(97)	—
Net loss attributable to common stockholders	$(6,794)	$(6,408)

Basic and diluted net loss per share:	$(6.41)	$(1,581.81)

Shares used in calculation:	1,060,678	4,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(6,697)	$(6,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	57	180
Non-cash lease expense	271	273
Depreciation and amortization	35	61
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	477
Accounts payable	13	278
Accrued expenses and other current liabilities	(1,303)	(1,092)
Operating lease liability	(344)	(344)
Net cash used in operating activities	(7,965)	(6,575)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	872	—
Payments in lieu of fractional shares	(1)	—
Net cash provided by financing activities	871	—
Increase (decrease) in cash and cash equivalents	(7,094)	(6,575)
Cash and cash equivalents at beginning of period	21,619	8,714
Cash and cash equivalents at end of period	$14,525	$2,139

Supplemental Cash Flow Information
Dividend attributable to down round feature of warrants	$97	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	997,830	$114	$292,382	$(275,115)	$17,381
Issuance of common stock net of issuance cost (1)	205,923	—	872	—	872
Stock-based compensation	—	—	57	—	57
Payment in lieu of fractional shares (2)	—	—	(1)	—	(1)
Dividend attributable to down round feature of warrants	—	—	97	(97)	—
Net loss for the period	—	—	—	(6,697)	(6,697)
Balance at March 31, 2026	1,203,753	$114	$293,407	$(281,909)	$11,612

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	4,051	$84	$252,248	$(247,577)	$4,755
Stock-based compensation	—	—	180	—	180
Net loss for the period	—	—	—	(6,408)	(6,408)
Balance at March 31, 2025	4,051	$84	$252,428	$(253,985)	$(1,473)

(1) Includes gross proceeds of $1.3 million less issuance costs of $0.4 million.

(2) Payment was made in lieu of fractional shares in connection with the reverse stock splits that occurred in December 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and six preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager that is currently being evaluated in the RAINIER study, a Phase 1b/2 program evaluating mipletamig in combination with standard of care venetoclax + azacitidine for the treatment of frontline acute myelogenous leukemia (AML) patients who are unfit for intensive chemotherapy. The ongoing Phase 1b trial was initiated in August 2024. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and was most recently evaluated in a Phase 1 clinical trial for the treatment of multiple solid tumor types likely to express 5T4. The Company is also focused on advancing select molecules from its preclinical pipeline with the goal of advancing them toward IND-ready status.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the three months ended March 31, 2026, we had a net loss of $6.7 million. We had an accumulated deficit of $281.9 million as of March 31, 2026. For the three months ended March 31, 2026, net cash used in our operating activities was $8.0 million. We have suffered recurring losses from operations and negative cash flows from operating activities. In the first quarter of 2026, we raised approximately $0.9 million in aggregate net proceeds through the issuance of common stock under the Standby Equity Purchase Agreement with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), dated June 16, 2025 (the “First SEPA”) and the Standby Equity Purchase Agreement with Yorkville, dated January 8, 2026 (the “Second SEPA” and collectively with the First SEPA, the “SEPAs”). In addition, we raised $0.2 million during the subsequent events period under the SEPAs. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), sales of common stock under the SEPAs, and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) whether and to what extent potential milestones are received from Medexus with respect to IXINITY; (e) macroeconomic conditions such as rising inflation, potential trade war, and other costs as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility and potential trade war, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These unaudited condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the unaudited condensed financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, useful lives of equipment, commitments and contingencies, stock-based compensation, fair value of common warrants, and incremental borrowing rate (IBR) used for our lease. Given the global economic and geopolitical climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Significant Accounting Policies

Our significant accounting policies were reported in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (the "SEC") on March 26, 2026. Our other significant accounting policies have not changed materially from the policies previously reported.

Accounting Pronouncements Pending Adoption

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The purpose of ASU 2024-03 is to enhance expense disclosures by requiring additional disaggregated information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this ASU will have on its financial statements.

Note 2. Collaboration Agreements

Alligator Bioscience AB

On July 20, 2017, our wholly owned subsidiary Aptevo Research and Development LLC (“Aptevo R&D”), entered into a collaboration and option agreement (the “Collaboration Agreement”) with Alligator Bioscience AB (“Alligator”), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

We assessed the arrangement in accordance with ASC 606 – Revenue Recognition (“ASC 606”) and concluded that the contract counterparty, Alligator, is not a customer. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808 – Collaborative Arrangements (ASC 808). Both Aptevo and Alligator are active participants in the development of ALG.APV-527 and are exposed to significant risks and rewards under the Collaboration Agreement. Amounts owed to us for Alligator's share of development costs incurred by the Company are recorded as a reduction of research and development expense under ASC 730 – Research and Development in the period the costs are incurred. For the three months ended

March 31, 2026 and 2025, we recorded approximately $0.04 million and $0.1 million, which represents our 50% cost share, in our research and development expense related to the Collaboration Agreement, respectively.

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

At March 31, 2026 and December 31, 2025, we had $13.7 million and $20.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At March 31, 2026 and December 31, 2025, we did not have any Level 2 or Level 3 assets.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Cash	$856	$1,123
Cash equivalents	13,668	20,496
Total cash and cash equivalents	$14,525	$21,619

Note 5. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of March 31, 2026, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three months ended March 31, 2026 and 2025, we recorded $0.2 million related to variable lease expense.

Components of lease expense:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$297	$297
Total lease cost	$297	$297

Right of use assets acquired under operating leases:

	As of March 31,	As of December 31,
(in thousands)	2026	2025
Seattle office lease, including amendment	$3,650	$3,810
Total operating leases	$3,650	$3,810

Lease payments:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
For operating leases	$344	$344

As of March 31, 2026, the long-term and current portion of the lease liabilities was $3.5 million and $0.9 million, respectively. As of March 31, 2025, the long-term and current portion of the lease liabilities was $4.4 million and $0.8 million, respectively.

As of March 31, 2026, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 4.08 years and 12.03%.

Note 6. Prepaid Expenses, Other Current Assets, Accrued Expenses, and Other Current Liabilities.

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(in thousands)	2026	2025
Prepaid clinical expenses	$608	$609
Other current assets	851	853
Total prepaid expenses and other current assets	$1,459	$1,462

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(in thousands)	2026	2025
Accrued clinical, research and development costs	$1,458	$1,154
Accrued compensation and benefits	803	2,421
Accrued professional service costs	303	480
Other accruals	413	252
Total accrued expenses and other current liabilities	$2,977	$4,307

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

Common stock equivalents include warrants, stock options and unvested RSUs.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(6,697)	$(6,408)
Dividend attributable to down round feature of warrants	(97)	—
Net loss attributable to common stockholders	$(6,794)	$(6,408)

Basic and diluted net loss per share:	$(6.41)	$(1,581.81)

Shares used in calculation:	1,060,678	4,051

The following table represents all potentially dilutive shares:

	As of March 31,
	2026	2025
Common warrants	676,968	4,642
Unvested RSUs	6,542	4

We use the treasury stock method when determining dilutive shares. For the three months ended March 31, 2026 and 2025, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 8. Equity

2023 and 2024 Common Warrants

As of March 31, 2026, there were 3 outstanding warrants issued in 2023 with exercise prices ranging from $136,555.20 to $363,369.30 per share and 4,645 outstanding warrants issued in 2024 with exercise prices ranging from $428.40 to $17,892 per share.

2025 Equity Offerings and Common Warrants

On April 4, 2025, we completed a registered direct offering and a concurrent private placement (the “April 4, 2025 Offering”), in which we issued 4,901 shares of common stock and accompanying common warrants to purchase up to an aggregate of 9,803 shares of common stock at an exercise price of $428.40 per share for a combined offering price of $428.40 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on May 14, 2025 and will expire in May 2030. We received $2.1 million in gross proceeds less total issuance costs of $0.2 million. In connection with the April 4, 2025 Offering, we also agreed to amend certain existing warrants that were previously issued on December 12, 2024 to purchase up to 4,575 shares of common stock and had an exercise price of $3,430.80 per share, and reduced the exercise price of these warrants to $428.40 per share. The Company recognized the $0.6 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the April 4, 2025 Offering. Given the common warrants were equity classified, the modified fair value of existing common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity in conjunction with the April 4, 2025 Offering. As of March 31, 2026, we have 9,812 common warrants outstanding in connection with the April 4, 2025 Offering.

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

On June 20, 2025, we completed an offering priced at-the-market (the “June 2025 Offering”) with certain institutional investors, in which we received gross proceeds $8.0 million, which included 136,944 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 684,722 shares of common stock at an exercise price of $58.50 per share for a combined purchase price of $58.50 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on July 24, 2025 and will expire in July 2030. We received $8.0 million in gross proceeds less total issuance costs of $0.7 million. 22,223 shares were exercised in 2025 at an average price of $25.10 per share. As of March 31, 2026, we have 662,508 common warrants outstanding in connection with the June 2025 Offering.

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity, are recorded at fair value on the date of issuance. The Company did not issue common warrants in the three months ended March 31, 2026 and 2025.

Additionally, the common warrants issued in our June 2025 Offering include a down-round feature. On January 23, 2026, in connection with the sales of common warrants and common stock, the exercise price of the common warrants issued in connection with the June 2025 Offering was lowered to $11.70 per share representing the floor price of those warrants. Upon the trigger of the down round provision of these common warrants, on January 23, 2026, the Company recorded a deemed dividend of $0.1 million which represents the fair value transferred to the warrant holders from the down round feature being triggered. The deemed dividend increased net loss attributable to common equity by $0.1 million in the condensed consolidated statement of operations for the three months ended March 31, 2026. The Company calculated the difference between the common warrants' fair value on January 23, 2026, the date the down round feature was triggered, using the current exercise price at the time of $19.01 and the new exercise price of $11.70. The fair value of the common warrants prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

January 23, 2026

Exercise price	$19.01-$11.70
Expected volatility	178.49%
Risk-free interest rate	3.53%
Expected average life of warrants	4.5

Standby Equity Purchase Agreement

June 2025 SEPA

On June 16, 2025, we entered into a Standby Equity Purchase Agreement with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the commitment amount (the “First Commitment Amount”), the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. As of March 31, 2026, the remaining availability under the First SEPA is $8.0 million. On July 24, 2025, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to the First SEPA.

January 2026 SEPA

On January 8, 2026, we entered into the Second SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million (the “Second Commitment Amount”) of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. As of March 31, 2026, the remaining availability under the Second SEPA is $59.4 million. On February 18, 2026, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to the Second SEPA.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”), for an aggregate offering price of $50.0 million, pursuant to which we may offer and sell shares of our common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (“General Instruction I.B.6”), which updated the amount of shares that we are eligible to sell under the ATM Agreement to an aggregate of $8.0 million. We did not issue any shares under the ATM during the three months ended March 31, 2026 and 2025. There is currently no remaining availability under the ATM Agreement due to limitations of General Instruction I.B.6. Additional capacity is expected to become available after October 2026.

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

2018 Stock Incentive Plan

On July 24, 2025, at the 2025 annual meeting of the stockholders, our stockholders approved the Third Amended and Restated 2018 SIP (the “Third Amended 2018 SIP”) to increase the number of shares authorized for issuance under the 2018 Stock Incentive Plan, as amended and restated by 13,888 shares of common stock (adjusted for 1-for-18 reverse stock split effective as of December 29, 2025). As of March 31, 2026, there are 7,360 shares available to be granted under the Third Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

Stock Options

As of March 31, 2026, we had $0 unrecognized compensation expense. The Company did not issue options and had no outstanding options during the three months ended March 31, 2026 and 2025.

Restricted Stock Units

As of March 31, 2026, we have 6,542 shares of RSUs with a weighted average fair value of $40.24 per unit outstanding and expected to vest. There was $0.11 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 0.4 years.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$(3,924)	$(3,633)
General and administrative	(2,913)	(2,847)
Other segment items (a)	140	72
Net loss (b)	$(6,697)	$(6,408)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and foreign exchange gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three months ended March 31, 2026 and 2025, the net cash used in operating activities was $8.0 million and $6.6 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of March 31, 2026 and 2025.

	As of March 31,
	2026	2025
Assets
Cash and cash equivalents	$14,525	$2,139

Note 10. Subsequent Events

We sold 0.04 million shares of our common stock under SEPAs at an average price of $4.86 per share and raised $0.2 million in net proceeds during the subsequent events period.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) together with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that are subject to risks and uncertainties, such as those set forth in the sections of this Quarterly Report on Form 10-Q, "Risk Factors" and elsewhere. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage, research and development biotechnology company focused on developing novel immunotherapy candidates for the treatment of different forms of cancer. We have developed two versatile and enabling platform technologies for rational design of precision immune modulatory drugs and have two clinical candidates and six preclinical candidates currently in development. Clinical candidate mipletamig is a CD123xCD3 T cell engager currently being clinically evaluated in the RAINIER trial, part one of a Phase 1b/2 program initiated in August 2024 for the treatment of frontline acute myelogenous leukemia (AML) in combination with standard of care venetoclax + azacitidine. Clinical candidate ALG.APV-527 targets 4-1BB (co-stimulatory receptor) and 5T4 (tumor antigen). The compound is designed to reactivate antigen-primed T cells to specifically kill tumor cells and is currently being evaluated for the treatment of multiple solid tumor types.

Along with our clinical candidates, the preclinical candidates, APVO603 and APVO711, were also developed using our ADAPTIR® protein technology platform. Our preclinical candidates APVO442, APVO455, APVO451 and APVO452 were developed using our ADAPTIR-FLEX® protein technology platform. We wholly own both platforms which enable us to efficiently design and create new molecules, supporting our pipeline growth. Based on the safety and tolerability results from mipletamig, which utilizes a unique CRIS-7 binding domain, the Company has built out its CD3 engaging portfolio to five molecules with a low cytokine release profile.

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

Recent Developments

•
RAINIER trial on track for completion and Phase 2 dose selection by year end.
o
Mipletamig continues to generate strong data in frontline acute myeloid leukemia (AML) in combination with venetoclax + azacitidine. Across 31 evaluable patients (includes data through RAINIER Cohort 5, plus 4 patients from the previously completed dose expansion trial), the data has demonstrated continued efficacy, including:
o
87% clinical benefit rate* demonstrates broad anti-leukemia activity and blast reduction across response categories
o
81% CR or CRi (remission), compared to 66.4% in the Phase 3 VIALE-A trial**
o
65% achieved CR (complete remission), compared to 37% in the Phase 3 VIALE-A trial**
o
No cytokine release syndrome (CRS), a common and often dose-limiting toxicity associated with similar therapies, has been observed in frontline patients to date

The data also show that 52% of patients who achieved CR/CRi had blast reductions that reached the important measurable residual disease-negative level, a result that is typically associated with stronger, more durable responses.

As the dataset continues to expand, efficacy and safety outcomes continue to deliver favorable results, further supporting mipletamig’s potential in the frontline setting.

*Clinical benefit rate: complete remission (CR), complete remission with incomplete hematologic recovery (CRi), and partial remission (PR).

**Phase 3 VIALE-A trial evaluating venetoclax plus azacitidine in frontline intent-to-treat AML patients who were ineligible for intensive induction chemotherapy, the reported composite CR/CRi rate was 66.4%, and the CR rate was 37% (DiNardo et al., New England Journal of Medicine, 2020).

•
Completed Leadership Transitions; Company poised for a Defining Year: Aptevo entered 2026 with purposeful momentum, highlighted by a planned executive leadership transition designed to support the Company’s next phase of growth. Jeff Lamothe was appointed President and Chief Executive Officer, while Marvin White transitioned to Executive Chair. The move reflects continuity in strategy while positioning the organization for focused execution across clinical development, capital strategy, and long-term value creation.
•
Q1 2026 Cash Position: Aptevo had cash and cash equivalents totaling $14.5 million as of March 31, 2026. During the first quarter of 2026, the company raised $0.9 million, net, under the company’s Standby Equity Purchase Agreements (SEPAs) with Yorkville.
•
Enhanced Financial Flexibility Supports Upcoming Catalysts: During the quarter, Aptevo secured a $60 million SEPA, providing meaningful access to capital and extending financial flexibility as the company advances toward planned milestones. Management believes the facility better positions Aptevo to execute strategically, support ongoing development programs, and approach future opportunities from a position of greater strength.

Comparison of the three months ended March 31, 2026 and 2025

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
•
external research and development expense incurred under agreements with third-party contract research organizations (“CROs”) and investigative sites;
•
50% shared costs incurred under the Collaboration Agreement with Alligator;

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

Our research and development expenses by program for the three months ended March 31, 2026 and 2025 are shown in the following table:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Clinical programs:
Mipletamig	$1,932	$1,622
ALG.APV-527	27	178
Total clinical programs	$1,959	$1,800

Preclinical program, general research and discovery	$1,965	$1,833
Total	$3,924	$3,633

Research and development expenses increased by $0.3 million, from $3.6 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026. The increase was primarily due to increased mipletamig and employee costs. This was offset by lower expenses for ALG.APV-527 as we concluded the dose escalation trial.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses was $2.8 million for each of the three months ended March 31, 2026 and 2025.

Other Income, Net

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and short term rental income. Other income, net was $0.1 million for each of the three months ended March 31, 2026 and 2025.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates and changes in these estimates are recorded when known. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application.

Refer to Note 1 for discussion of our accounting policies, significant judgments, and estimates.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(7,965)	$(6,575)
Investing activities	—	—
Financing activities	871	—
Net increase (decrease) in cash and cash equivalents	$(7,094)	$(6,575)

Net cash used in operating activities of $8.0 million for the three months ended March 31, 2026 was primarily due to our net loss of $6.7 million for the period and changes in working capital accounts. Net cash used in operating activities of $6.6 million for the three months ended March 31, 2025 was primarily due to our net loss of $6.4 million for the period and changes in working capital accounts.

Net cash provided by financing activities of $0.9 million for the three months ended March 31, 2026 was primarily due to the issuance of common stock pursuant to the SEPAs. Net cash provided by financing activities was $0 million for the three months ended March 31, 2025.

Sources of Liquidity

Standby Equity Purchase Agreement

On June 16, 2025, we entered into the First SEPA with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to the restrictions and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the First Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. Pursuant to the First SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the three months ended March 31, 2026, the Company issued 0.1 million shares of common stock to Yorkville under the First SEPA for aggregate gross proceeds of $0.7 million. As March 31, 2026, the remaining availability under the First SEPA was $7.9 million. We filed a Registration Statement on Form S-1 for 6.9 million shares under the First SEPA on October 1, 2025. A subsequent Form S-1 may be needed to access additional shares under First SEPA.

On January 8, 2026, we entered into the Second SEPA with Yorkville, pursuant to which the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. The Company has the option to pay the fourth and fifth installments in either cash or shares of common stock. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the three months ended March 31, 2026, the Company issued 0.1 million shares of common stock to Yorkville under the Second SEPA for aggregate gross proceeds of $0.6 million. As of March 31, 2026, the remaining availability under the Second SEPA was $59.4 million. We filed a Registration Statement on Form S-1 for 7.1 million shares under the Second SEPA agreement on January 28, 2026, which represents approximately $34.3 million based on the closing price as of May 11, 2026.

At The Market Offering Agreement

On April 28, 2025, we entered the ATM Agreement with Roth, pursuant to which the Company may offer and sell up to $50 million of its common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025. We did not sell any shares under the ATM Agreement during the three months ended

March 31, 2026. There is currently no remaining availability under the ATM Agreement due to the limitations of General Instruction I.B.6. Additional capacity is expected to become available after October 2026.

Registration Statement

On February 14, 2025, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale up to $100 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the prior registration statement. On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3, which updates the amount of shares that we are eligible to sell under the ATM Agreement to $8.0 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the ATM Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under the SEPAs with Yorkville as the sales of such shares were registered under a separate registration statement on Form S-1.

Common Warrants

We have an aggregate of 676,968 common warrants outstanding with exercise prices ranging from $11.70 to $363,369.60 per share. For additional information on our currently outstanding warrants, see the table below.

	Warrants Outstanding	Exercise Price	Proceeds if Exercised (in thousands)
2023 Common Warrants	3	$136,555.20 - 363,369.60	$636
2024 Common Warrants	4,645	428.40 - 17,982.00	2,332
2025 April Common Warrants	9,812	428.40	4,203
2025 June Common Warrants	662,508	11.70	7,751

IXINITY Milestone Payments

On February 28, 2020, Aptevo entered into the LLC Purchase Agreement with Medexus, pursuant to which we sold all of the issued and outstanding limited liability company interests of Aptevo BioTherapeutics LLC, a wholly owned subsidiary of Aptevo. On March 29, 2023, we entered into and closed a Purchase Agreement with XOMA pursuant to which we sold to XOMA our right, title, and interest to all future deferred payments from Medexus and a portion of potential milestones. As consideration, we received $9.6 million at closing from XOMA and an additional $0.05 million post-closing payment. Aptevo continues to be eligible to receive up to $5.8 million in milestone payments from Medexus upon achievement of certain regulatory and IXINITY net sales threshold. These milestone payment opportunities must be achieved by February 2035, after which any unachieved milestones will expire.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $14.5 million and an accumulated deficit of $281.9 million as of March 31, 2026.

For the three months ended March 31, 2026, net cash used in our operating activities was $8.0 million.

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
•
the effects of macroeconomic conditions, including rising and fluctuating inflation and supply chain constraints as well as political events such as the U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 26, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is affected by macroeconomic conditions, including rising and fluctuating inflation, market volatility, bank failure, economic uncertainty, such as the impact from changing economic policies, tariffs and supply chain constraints as well as political events such as potential U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions.
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

We have experienced significant operating losses in the past and may not be profitable in the future. For the three months ended March 31, 2026, we had net loss of $6.7 million compared to $6.4 million for the same period in 2025. As of March 31, 2026, we had an accumulated deficit of $281.9 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

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

As of March 31, 2026, we had cash and cash equivalents in the amount of $14.5 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility we will require additional funding. In addition, on June 16, 2025, we entered into the First SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million during the 36 months following the execution of the First SEPA. On January 8, 2026, we entered into the Second SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million during the 36 months following the execution of the Second SEPA. We currently have an aggregate of $67.2 million capacity remaining under the SEPAs. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects. Our future capital requirements will depend on many factors, including:

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
•
the cost of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims; and
•
macroeconomic conditions, including the impact of inflation, cost of capital and the impact from the changes in economic policies and regulations, such as tariffs as well as political events such as a U.S. government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions; and
•
the level, timing and receipt of any milestone payments under our agreements with Medexus with respect to the sales of IXINITY.

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

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. On June 20, 2025, we filed the latest amendment to the prospectus related to the Registration Statement on Form S-3 filed on February 14, 2025, pursuant to General Instruction I.B.6 of Form S-3, which updates the amount of shares that we are eligible to sell the ATM Agreement with Roth. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. There is currently no remaining availability under the ATM Agreement due to limitations of General Instruction I.B.6. Additional capacity is expected to become available after October 2026. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays in raising capital due to review by the SEC staff.

Our business is affected by macroeconomic conditions, including fluctuating inflation rates, interest rates, market volatility, economic uncertainty, and supply chain constraints as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions.

Various macroeconomic factors and political events have in the past and could adversely affect in the future our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recently, for instance, the current administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to unpredictable economic consequences including inflation or trade wars. For example, inflation has negatively impacted the Company by increasing our labor costs through higher wages and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. In addition, a potential U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions may affect our ability to advance our clinical programs and to raise capital on favorable terms or at all. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Jeffrey G. Lamothe, our Chief Medical Officer, Dr. Dirk Huebner, our Chief Financial Officer, Daphne Taylor, our General Counsel, SoYoung Kwon, or other key employees, our ability to implement our business strategy could be materially harmed.

Effective as of April 1, 2026, Marvin L. White transitioned to the role of Executive Chair of the Board, and Jeff Lamothe, previously the Company’s Chief Operating Officer, assumed the role of President and Chief Executive Officer of the Company. Our success will depend, in part, on the effectiveness of this transition. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price.

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

We completed a Section 382 study and have concluded that we experienced an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and thus the tax benefits of our pre-"ownership change" net operating loss carryforwards and certain other tax attributes will be subject to an annual limitation under Sections 382 and 383 of the Code.

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

As of December 31, 2025, we had approximately $207.9 million and $70.8 million of federal and state net operating loss carryforwards, respectively, available to reduce future taxable income that will begin to expire in 2037 for federal income tax purposes. We have completed an IRC Section 382/383 study through December 31, 2025 on our federal and state tax attributes. Based on the study, historical ownership changes have been identified, including an ownership change in June 2025. As a result of the June 2025 ownership change, there may be an additional permanent limitation on our ability to use approximately $0.8 million tax credits solely due to the IRC 382/383 limitations, assuming sufficient future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs in the future, our ability to use our net operating loss carryforwards and credits could be further limited.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, addback of depreciation for Section 163(j) calculation, and other modifications to the international tax framework. We do not expect a material impact of the Act on the Company’s income tax expense given its history of losses and full valuation allowance. We will continue to evaluate the impact of the Act's provisions that take effect in future years.

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

Our future clinical trials may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or Institutional Review Boards (“IRBs”) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;
•
regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or Risk Evaluation and Mitigation Strategy (“REMS”) requirements to maintain regulatory approval;
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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. Regardless of any advisory committee recommendation, the FDA may decline to approve the biologics license application (“BLA”) for a number of reasons including, if the clinical benefit, safety profile or effectiveness of the drug is not deemed by the FDA to warrant approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design, and our interpretation of data from non-clinical studies and clinical trials. In particular, the FDA may not view our data as being clinically meaningful or statistically persuasive. The regulatory authorities and policies governing the development of our product candidates may also change at any time. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

We may not be able to file investigational new drugs (“INDs”), or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

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

We do not have the ability to independently conduct the clinical and preclinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, research sites, CROs and other third-party service providers to conduct the clinical and preclinical trials of our product candidates, and we expect to continue to do so.

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

Our reliance on third-party service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with the FDA-approved good clinical practices (“GCPs”) and the plans and protocols contained in the relevant regulatory application. In addition, these organizations and individuals may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult and/or costly and result in a delay of our trials. In addition, business disruptions arising from circumstances out of our control, could negatively affect the ability of some of the independent clinical investigators, contract research organizations and other third-party service providers that conduct our clinical and preclinical trials of our product candidates. Any delay in or inability to complete our trials could delay or prevent the development, approval, and commercialization of our product candidates.

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

Changes in product candidate manufacturing, formulation or stability may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, manufacturing sites, formulation and stability, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, clinical trials, FDA notification, or FDA approval. Any of the foregoing could limit our future revenues and growth.

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

One of our product candidates has received orphan drug designation from the FDA. However, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

One of our product candidates has received orphan drug designation. We may also seek orphan drug designation for our other product candidates, as appropriate. While orphan drug designation does provide us with certain advantages, it neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts to repeal, replace delay, circumvent, or loosen certain aspects of the ACA or mandates required thereby. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the current administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products, including by tying reimbursement to the price of products in other developed countries. For example, proposals have been made to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legislative and regulatory agendas, as they relate to the healthcare and pharmaceutical industries and the economy as a whole, of the current administration and the U.S. Congress currently remain uncertain. Any new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, such as the proposed cap on CRO indirect cost reimbursements by the National Institute of Health (“NIH”), or impose additional regulatory requirements on drug development or approval, which could have a material adverse effect on our clinical trial sites that rely on collaborations with university hospitals and research institutions funded in whole or in part by NIH grants, our future customers and accordingly, our financial operations.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdown, evolving healthcare policies, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) and their respective implementing regulations mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to "business associates", or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;
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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are subject to a variety of prevalent and evolving threats, including but not limited to social-engineering attacks (including through deep fakes and the use of Artificial Intelligence (AI), which may be increasingly more difficult to identify as fake, and phishing attacks), malware, personnel misconduct or error, ransomware attacks, supply-chain attacks, attacks enhanced or facilitated by AI, and other similar threats. The use of AI by us or our vendors may also introduce additional risks, such as inadvertent disclosure of confidential information through generative AI tools or compromise of AI models and data, including manipulation and poisoning, which could further increase cybersecurity and data integrity risks. Remote work poses increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network.

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

In addition, as discussed above, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others, intentionally or unintentionally—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, vendors and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biotechnology field generally is highly uncertain and involves complex legal and scientific questions. We cannot be certain that our patents and patent applications, including our own such as the use and application of our CD3 binding domain, a key component of our growing of CD3 engaging portfolio, and those that we have rights through licenses from third parties, will adequately protect our intellectual property. Our success in protecting our intellectual property depends significantly on our ability to:

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

In addition to patent litigation, we may be a party to adversarial proceedings before the Patent Trial and Appeal Board (“PTAB”) of the USPTO, or the Opposition Divisions of the European Patent Office (“EPO”). Potential proceedings before the PTAB include inter parties review proceedings, post-grant review proceedings and interference proceedings. Depending on our level of success at the PTAB and Opposition Divisions of the EPO, these proceedings could adversely impact our intellectual property rights with respect to our products and technology.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.

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
•
general industry and macroeconomic conditions, including domestic and global financial, economic, and geopolitical instability as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions;
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

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (blogging) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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

Our common stock is currently listed on the Nasdaq Capital Market LLC (“Nasdaq”) and on May 11, 2026, the sale price of our common stock on Nasdaq was $4.845 per share. On May 22, 2025, we received a letter from the Listing Qualifications Staff (the Staff) of Nasdaq indicating that, for the quarter ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the Stockholders’ Equity Rule), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq. On July 1, 2025, we received a letter from the Staff confirming that we have regained compliance with the Stockholders’ Rule. Our compliance with the Stockholders’ Rule was evidenced by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2025, which reported that, during the quarterly period ended June 30, 2025, we raised approximately $15.9 million of additional equity capital. As of March 31, 2026, our stockholders' equity was $11.6 million as reported in this Quarterly Report on Form 10-Q and, as a result, we believe we are in compliance with the Stockholders’ Equity Rule.

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

Nasdaq has recently proposed a new rule change (the “Proposed Rule”) to adopt Nasdaq Listing Rules 5450(a)(3) and 5550(a)(6) that would permit the immediate suspension and delisting of a company listed on the Nasdaq Global Market and the Nasdaq Capital Market if its market value of listed securities remains below $5 million for 30 consecutive business days (the “Market Value Requirement”). We have in the past and may in the future fail to meet the Market Value Requirement. Unlike most Nasdaq continued listing deficiencies, the Proposed Rule would allow suspension and delisting to take effect without a prior hearing and without any automatic stay in the event we fail to meet the Market Value Requirement. Although we could seek review of a delisting determination and appeal to the Nasdaq Listing and Hearing Review Council, our common stock would remain suspended from Nasdaq trading during that process and would generally trade in the over-the-counter market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended March 31, 2026, none of the Company's directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of its securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of its securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1

Standby Equity Purchase Agreement, dated January 8, 2026 by and between Aptevo Therapeutics Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026).

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

APTEVO THERAPEUTICS INC.

Date: May 13, 2026	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
President and Chief Executive Officer

Date: May 13, 2026	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer