Form 10-Q
period 2026-06-30
Aptevo Therapeutics Inc.
filed 2026-08-14
CIK 1671584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the number of shares of the registrant’s common stock outstanding was 1,801,970.

In this Quarterly Report on Form 10-Q, "we," "our," "us," "Aptevo," and "the Company" refer to Aptevo Therapeutics Inc. and, where appropriate, its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,797	$21,619
Prepaid expenses and other current assets	1,001	1,462
Total current assets	10,798	23,081
Property and equipment, net	236	303
Operating lease right-of-use asset	3,484	3,810
Total assets	$14,519	$27,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,162	$877
Accrued expenses and other current liabilities	3,107	4,307
Operating lease liability, current portion	919	866
Total current liabilities	5,188	6,050
Operating lease liability, net of current portion	3,290	3,763
Total liabilities	8,478	9,813

Stockholders' equity:
Preferred stock: $0.001 par value; 15,000,000 shares authorized, zero shares issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,418,952 and 997,830 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	114	114
Additional paid-in capital	294,191	292,382
Accumulated deficit	(288,264)	(275,115)
Total stockholders' equity	6,041	17,381
Total liabilities and stockholders' equity	$14,519	$27,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$(3,696)	$(3,328)	$(7,620)	$(6,961)
General and administrative	(2,747)	(2,898)	(5,660)	(5,745)
Loss from operations	(6,443)	(6,226)	(13,280)	(12,706)
Other income:
Other income, net	87	22	227	94
Net loss	$(6,356)	$(6,204)	$(13,053)	$(12,612)
Dividend attributable to down round feature of warrants	—	—	(97)	—
Net loss attributable to common stockholders	$(6,356)	$(6,204)	$(13,150)	$(12,612)
Basic and diluted net loss per share:	$(5.31)	$(151.29)	$(11.19)	$(555.08)

Shares used in calculation:	1,196,364	41,008	1,175,450	22,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(13,053)	$(12,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	115	17
Non-cash lease expense	541	546
Depreciation and amortization	67	110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	460	274
Accounts payable	285	(658)
Accrued expenses and other current liabilities	(1,146)	(657)
Operating lease liability	(688)	(688)
Net cash used in operating activities	(13,419)	(13,668)
Investing Activities
Net cash from investing activities	—	—
Financing Activities
Proceeds from issuance of common stock and pre-funded warrants exercise, net of issuance costs	1,598	14,364
Payments in lieu of fractional shares	(1)	—
Net cash provided by financing activities	1,597	14,364
Increase (decrease) in cash and cash equivalents	(11,822)	696
Cash and cash equivalents at beginning of period	21,619	8,714
Cash and cash equivalents at end of period	$9,797	$9,410

Supplemental Cash Flow Information
Dividend attributable to down round feature of warrants	$97	$—
Warrant modification - incremental value	—	586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	997,830	$114	$292,382	$(275,115)	$17,381
Issuance of common stock	205,923	—	872	—	872
Stock-based compensation	—	—	57	—	57
Payment in lieu of fractional shares(1)	—	—	(1)	—	(1)
Dividend attributable to down round feature of warrants	—	—	97	(97)	—
Net loss for the period	—	—	—	(6,697)	(6,697)
Balance at March 31, 2026	1,203,753	$114	$293,407	$(281,909)	$11,612
Common stock issued upon vesting of restricted stock units
Issuances of common stock	215,199	—	726	—	726
Stock-based compensation	—	—	58	—	58
Net loss for the period	—	—	—	(6,356)	(6,356)
Balance at June 30, 2026	1,418,952	$114	$294,191	$(288,264)	$6,041

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	4,051	$84	$252,248	$(247,577)	$4,755
Stock-based compensation	—	—	180	—	180
Net loss for the period	—	—	—	(6,408)	(6,408)
Balance at March 31, 2025	4,051	$84	$252,428	$(253,985)	$(1,473)
Common stock issued upon vesting of restricted stock units	—	—	—	—	—
Issuances of common stock(2)	175,070	15	14,349	—	14,364
Payment in lieu of fractional shares in connection with the 1-for-20 reverse stock split effected on May 23, 2025	(1)	—	—	—	—
Stock-based compensation	—	—	(163)	—	(163)
Net loss for the period	—	—	—	(6,204)	(6,204)
Balance at June 30, 2025	179,120	99	266,614	(260,189)	6,524

(1) Payment was made in lieu of fractional shares in connection with the reverse stock splits that occurred in December 2025.

(2) Net of $0.6 million warrant modification incremental fair value. Includes shares issued in connection with exercise of pre-funded warrants.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aptevo Therapeutics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Organization and Liquidity

Aptevo Therapeutics Inc. (Aptevo, we, us, or the Company) is a clinical-stage biotechnology company developing novel multispecific immunotherapies for the treatment of cancer. The Company’s lead clinical candidate, mipletamig, is currently being evaluated in frontline acute myeloid leukemia in combination with standard-of-care venetoclax + azacitidine. Aptevo’s pipeline is generated from its proprietary ADAPTIR™ and ADAPTIR-FLEX™ platforms and includes bispecific and trispecific candidates designed to create multiple oncology value drivers across hematologic malignancies and solid tumors. In preclinical development, Aptevo is advancing APVO451, a nectin-4-targeted trispecific immunotherapy candidate for solid tumors and is pursuing strategic opportunities in radiopharmaceutical therapeutics to extend its tumor-targeting expertise into additional cancer treatment approaches. For more information, visit www.aptevotherapeutics.com.

We are currently trading on the Nasdaq Capital Market under the symbol "APVO."

The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty of our ability to continue as a going concern, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. For the six months ended June 30, 2026, we had a net loss of $13.1 million. We had an accumulated deficit of $288.3 million as of June 30, 2026. For the six months ended June 30, 2026, net cash used in our operating activities was $13.4 million. We have suffered recurring losses from operations and negative cash flows from operating activities. In the second quarter of 2026, we raised approximately $0.6 million in aggregate net proceeds through the issuance of common stock under the Standby Equity Purchase Agreement with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), dated June 16, 2025 (the “First SEPA”) and the Standby Equity Purchase Agreement with Yorkville, dated January 8, 2026 (the “Second SEPA” and collectively with the First SEPA, the “SEPAs”). We also received $0.5 million of gross proceeds from a strategic equity investment by Niowave. In addition, we raised $0.6 million during the subsequent events period under the SEPAs. We also entered into a private placement financing and related warrant inducement transaction involving the issuance of common stock, pre-funded warrants and common warrants, resulting in aggregate gross proceeds of $4.5 million before deducting placement agent fees and other offering expenses. When considered in aggregate, these factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. We will need to raise additional funds to support our operating and capital needs in addition to our existing cash resources, cash to be generated from future milestones related to IXINITY sales and regulatory approvals achieved by Medexus Pharmaceuticals ("Medexus"), sales of common stock under the SEPAs, and exercise of common warrants. We may choose to raise additional funds to support our operating and capital needs in the future.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) changes we may make to the business that affect ongoing operating expenses; (b) changes we may make in our business strategy; (c) changes we may make in our research and development spending plans; (d) macroeconomic conditions such as rising inflation, potential trade war, and other costs as well as political events such as a U.S. federal government shutdown, evolving healthcare policies, ongoing conflicts in Europe and the Middle East and military actions; and (e) other items affecting our forecasted level of expenditures and use of cash resources; (f) whether and to what extent potential milestones are received from Medexus with respect to IXINITY. We may attempt to obtain other public or private financing, collaborative or licensing arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back, or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development goals may be adversely affected. Given the continuing global economic and geopolitical climate, including stock market volatility and potential trade war, we may experience delays or difficulties in the financing environment and raising capital due to economic uncertainty.

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

Recently Adopted Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The guidance, which leverages principles from International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), and amends ASC 832, is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods. Early adoption is permitted. The Company early adopted ASU 2025-10 prospectively on April 1, 2026, as a result of the grant award agreement with the Andy Hill Cancer Research Endowment (CARE) Fund, and the adoption did not have a material impact on the Company’s financial statements.

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

Note 2. Collaboration Agreements

Niowave, Inc.

On May 25, 2026, our wholly owned subsidiary, Aptevo Research and Development LLC (“Aptevo R&D” or the “Company”), entered into a Collaboration Agreement (“Niowave Collaboration Agreement”) with Niowave, Inc. (“Niowave”) to develop radiopharmaceutical product candidates combining our proprietary molecules with Niowave’s radioisotopes. Under the collaboration, we also entered into a Supply Agreement (“Supply Agreement”) under which Niowave will supply proprietary radioisotopes.

In connection with the execution of the Niowave Collaboration Agreement and the Supply Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Niowave purchased 98,522 shares of our common stock and accompanying warrants to purchase 53,201 shares of our common stock in a private placement at a combined purchase price of $5.075 per share for aggregate gross proceeds of $500,000. Each warrant is immediately exercisable, with an exercise price of $8.00 per share of common stock and will expire on May 25, 2031. The parties also entered into an investor rights agreement (the “Investor Rights Agreement”) customary lock-up, standstill, market stand-off, transfer restriction and registration rights provisions, including restrictions on transfers of the initial shares, certain acquisition or control activities, and ownership above 19.99% of the Company’s outstanding common stock. In addition, Niowave has the right, but not the obligation, to purchase up to 97,373 additional shares (the “Additional Share Purchase Right”) in the future at prevailing market prices, subject to specified conditions, and an aggregate beneficial ownership limitation of 19.99% of the Company’s outstanding common stock.

We assessed the Collaboration Agreement in accordance with ASC 606 – Revenue Recognition (“ASC 606”) and ASC 808 – Collaborative Arrangements (“ASC 808”) and concluded that the arrangement represents a collaborative arrangement rather than a revenue generating contract, as both parties are active participants sharing governance, risks, and rewards through a 50/50 cost and revenue sharing structure. The counterparty is not considered a customer under the arrangement. The counterparty is not considered a customer because the arrangement is collaborative in nature and does not involve the transfer of goods or services that are outputs of the Company’s ordinary activities in exchange for consideration. Accordingly, the arrangement is within the scope of ASC 808, and cost sharing reimbursements are recognized as a reduction of research and development expense in the period the related costs are incurred. For the six months ended June 30, 2026, the Company did not incur any costs under the Niowave Collaboration Agreement.

We also concluded that the Niowave Collaboration Agreement and related equity instruments should be accounted for separately. The Niowave Collaboration Agreement represents a single collaborative unit of account, while the common stock, common warrants and additional share purchase right (the “Additional Share Purchase Right”) represent freestanding financial instruments. The Additional Share Purchase Right is treated as a freestanding equity-classified instrument under ASC 815 – Derivatives and Hedging (“ASC 815”) and is not subsequently remeasured.

The Company measured the common stock issued in the transaction based on quoted market prices on the issuance date. The fair value of the common warrants was determined using a Black-Scholes option pricing model, which incorporates assumptions for expected volatility, term and risk-free interest rate. The Additional Share Purchase Right was evaluated as a freestanding instrument, and its fair value at inception was determined to be nominal, as the exercise price is based on the Company’s prevailing market price and does not provide an intrinsic economic benefit at issuance. Because the Additional Share Purchase Right was determined to have nominal fair value, the $500,000 in gross proceeds was allocated to the common stock and common warrants based on their relative fair values.

Alligator Bioscience AB

On July 20, 2017, we entered into a collaboration and option agreement (the “Alligator Collaboration Agreement”) with Alligator Bioscience AB (“Alligator”), pursuant to which Aptevo and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a costimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Alligator, is not a customer because both parties are active participants in the development activities and share in the significant risks and rewards of the arrangement, rather than exchanging goods or services for consideration. As such the arrangement is not in the scope of ASC 606 and is instead treated as a collaborative agreement under ASC 808. Both Aptevo and Alligator are active participants in the development of ALG.APV-527 and are exposed to significant risks and rewards under the Alligator Collaboration Agreement. Amounts owed to us for Alligator's share of development costs incurred by the Company are recorded as a reduction of research and development expense under ASC 730 – Research and Development in the period the costs are incurred. For the six months ended June 30, 2026 and 2025, we recorded approximately $0.05 million and $0.2 million, which represents our 50% cost share, in our research and development expense related to the Alligator Collaboration Agreement, respectively.

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

At June 30, 2026 and December 31, 2025, we had $8.2 million and $20.5 million in Level 1 money market funds, respectively. The carrying amounts of our money market funds approximate their fair value. At June 30, 2026 and December 31, 2025, we did not have any Level 2 or Level 3 assets.

Note 4. Cash and Cash Equivalents

The Company’s cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and include time deposits and investments in money market funds.

The following table shows our cash and cash equivalents as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Cash	$1,621	$1,123
Cash equivalents	8,176	20,496
Total cash and cash equivalents	$9,797	$21,619

Note 5. Leases

Office Space Lease - Operating

We have an operating lease related to our office and laboratory space in Seattle, Washington with a term through April 2030 and two options to extend the lease term, each by five years. As of June 30, 2026, we are not reasonably certain to exercise the two options to extend the lease term and our lease liability is recorded through April 30, 2030.

For the three and six months ended June 30, 2026 and 2025, we recorded $0.2 million and $0.5 million related to variable lease expense, respectively.

Components of lease expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$297	$297	$594	$594
Total lease cost	$297	$297	$594	$594

Right of use assets acquired under operating leases:

	As of June 30,	As of December 31,
(in thousands)	2026	2025
Seattle office lease, including amendment	$3,484	$3,810
Total operating leases	$3,484	$3,810

Lease payments:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
For operating leases	$688	$688

As of June 30, 2026, the long-term and current portion of the lease liabilities was $3.3 million and $0.9 million, respectively. As of June 30, 2025, the long-term and current portion of the lease liabilities was $4.2 million and $0.8 million, respectively.

As of June 30, 2026, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 3.84 years and 12.03%.

Note 6. Prepaid Expenses, Other Current Assets, Accrued Expenses, and Other Current Liabilities

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid clinical expenses	$539	$609
Other current assets	462	853
Total prepaid expenses and other current assets	$1,001	$1,462

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(in thousands)	2026	2025
Accrued clinical, research and development costs	$1,353	$1,154
Accrued compensation and benefits	1,185	2,421
Accrued professional service costs	122	480
Other accruals	447	252
Total accrued expenses and other current liabilities	$3,107	$4,307

Note 7. Grant Agreement

On June 29, 2026, we entered into a grant award agreement with the Andy Hill Cancer Research Endowment (CARE) Fund, a grantmaking entity of the State of Washington, to support IND-enabling studies for APVO451, the Company’s novel trispecific antibody for solid tumor immunotherapy. Under the agreement, the Company is eligible to receive reimbursement of allowable costs up to approximately $1.5 million during the grant period, which extends from June 2026 through June 2028. Payments under the agreement are made on a reimbursement basis for eligible costs incurred during the grant period and are subject to the Company’s continued compliance with the agreement, including progress toward agreed-upon milestones, submission of annual progress and financial reports, documentation of eligible expenditures, and satisfaction of non-state matching contribution requirements. The agreement requires the Company to demonstrate at least a one-to-one use of non-state matching contributions in relation to grant payments. Reimbursement requests are subject to documentation requirements and review by the grantor or its administrator.

We assessed the grant award agreement in accordance with ASC 832 – Government Assistance (“ASC 832”) and ASC 606 and determined that the arrangement is a grant related to income, as the grantor is not a customer and the grant arrangement does not involve the transfer of goods or services that are outputs of the Company’s ordinary activities in exchange for consideration. The Company recognizes reimbursable amounts when the applicable grant conditions have been satisfied and receipt of the reimbursement is probable. Such amounts are recorded as reductions of research and development expense over the periods in which the related qualifying costs are incurred, with a corresponding receivable recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

For the six months ended June 30, 2026, we did not incur qualifying costs under the grant award agreement and, accordingly, did not recognize any grant reimbursements as a reduction of research and development expense or record a related receivable.

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

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is net loss for the period. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. The deemed dividend as a result of the down round feature of the Company’s common warrants is recorded as a distribution to stockholders rather than an expense because it does not result from the Company’s operating activities. Accordingly, the deemed dividend is reflected below net loss as an adjustment to arrive at net loss attributable to common stockholders, but does not impact net loss. This adjustment increases the loss attributable to common stockholders and is included in the numerator used to calculate basic and diluted net loss per share.

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,356)	$(6,204)	$(13,053)	$(12,612)
Dividend attributable to down round feature of warrants	—	—	(97)	—
Net loss attributable to common stockholders	$(6,356)	(6,204)	(13,150)	(12,612)

Basic and diluted net loss per share:	$(5.31)	$(151.29)	$(11.19)	$(555.08)

Shares used in calculation:	1,196,364	41,008	1,175,450	22,721

The following table represents all potentially dilutive shares:

	As of June 30,
	2026	2025
Common warrants	730,169	699,168
Unvested RSUs	6,542	4
Niowave Additional Share Purchase Right	97,373	—

We use the treasury stock method when determining dilutive shares. For the three and six months ended June 30, 2026 and 2025, the Company was in a net loss position, therefore the share number used to calculate diluted earnings per share is the same as the basic earnings per share.

Note 9. Equity

2023 and 2024 Common Warrants

As of June 30, 2026, there were 3 outstanding warrants issued in 2023 with exercise prices ranging from $136,555.20 to $363,369.60 per share and 4,645 outstanding warrants issued in 2024 with exercise prices ranging from $428.40 to $17,892 per share.

2025 Equity Offerings and Common Warrants

On April 4, 2025, we completed a registered direct offering and a concurrent private placement (the “April 4, 2025 Offering”), in which we issued 4,901 shares of common stock and accompanying common warrants to purchase up to an aggregate of 9,803 shares of common stock at an exercise price of $428.40 per share for a combined offering price of $428.40 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on May 14, 2025 and will expire in May 2030. We received $2.1 million in gross proceeds less total issuance costs of $0.2 million. In connection with the April 4, 2025 Offering, we also agreed to amend certain existing warrants that were previously issued on December 12, 2024 to purchase up to 4,575 shares of common stock and had an exercise price of $3,430.80 per share, and reduced the exercise price of these warrants to $428.40 per share. The Company recognized the $0.6 million modification date incremental value of the modified warrants as compared to the original warrants as a non-cash issuance cost of the April 4, 2025 Offering. Given the common warrants were equity classified, the modified fair value of existing common warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity in conjunction with the April 4, 2025 Offering. As of June 30, 2026 we have 9,812 common warrants outstanding in connection with the April 4, 2025 Offering.

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

On June 20, 2025, we completed an offering priced at-the-market (the “June 2025 Offering”) with certain institutional investors, in which we received gross proceeds $8.0 million, which included 136,944 shares of common stock (or pre-funded warrants in lieu thereof, all of which have been exercised as of June 30, 2025) and accompanying common warrants to purchase up to 684,722 shares of common stock at an exercise price of $58.50 per share for a combined purchase price of $58.50 per share and accompanying common warrants. The common warrants became immediately exercisable following the date of stockholder approval on July 24, 2025 and will expire in July 2030. We received $8.0 million in gross proceeds less total issuance costs of $0.7 million. 22,223 shares were exercised in 2025 at an average price of $25.10 per share. As of June 30, 2026, there were 672,320 common warrants outstanding in connection with our 2025 Offerings with exercise prices ranging from $11.70 to $428.40 per share.

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

The following assumptions were used to estimate the fair value of the warrants using the Black-Scholes option pricing model:

January 23, 2026

Exercise price	$19.01-$11.70
Expected volatility	178.49%
Risk-free interest rate	3.53%
Expected average life of warrants	4.5

2026 Niowave Common Warrants

On May 26, 2026, pursuant to the Stock Purchase Agreement with Niowave, the Company issued 98,522 shares of common stock and 53,201 accompanying warrants to purchase 53,201 shares of common stock in a private placement at a combined purchase price of $5.075 per share for aggregate gross proceeds of $500,000. Each warrant is immediately exercisable, with an exercise price of $8.00 per share of common stock. Niowave also received the right, but not the obligation, to purchase up to 97,373 additional shares of common stock at prevailing market prices, subject to specified conditions and a 19.99% beneficial ownership limitation. The Additional Share Purchase Right is exercisable until the earlier of the third anniversary of the Niowave Collaboration Agreement or FDA approval of an investigational new drug application for a combination product. The warrants are exercisable from issuance through May 25, 2031, may be exercised on a cash or cashless basis in certain circumstances, and include a 9.99% beneficial ownership limitation.

The related Investor Rights Agreement includes customary lock-up, standstill, market stand-off, transfer restriction and registration rights provisions, including restrictions on transfers of the initial shares, certain acquisition or control activities, and ownership above 19.99% of the Company’s outstanding common stock.

The Company allocated the proceeds from the transaction between the common stock, Additional Share Purchase Right and warrants on a relative fair value basis. Because the Additional Share Purchase Right is exercisable at the prevailing market price, the Company determined its initial fair value was nominal.

The following assumptions were used to estimate the fair value of the warrants using the Black-Scholes option pricing model:

May 25, 2026

Exercise price	$8.00
Expected volatility	122.21%
Risk-free interest rate	3.86%
Expected average life of warrants	5 years

Aptevo uses Black-Scholes valuation model for estimating the fair value of the common warrants included in public and direct offerings. The warrants are classified as an equity instrument because they are both indexed to the Company's own stock and classified in stockholders' equity and are recorded at fair value on the date of issuance. The Company issued 53,201 shares of common warrants for the six months ended June 30, 2026.

The following is a summary of the common warrants activities for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Term
Outstanding at December 31, 2025	676,968	$29.20	4.49
Issued	53,201	8.00	4.00
Exercised	—	—	—
Expired	—	—	—
Outstanding at June 30, 2026	730,169	$21.02	4.00
Exercisable at June 30, 2026	730,169	$21.02	4.00

Standby Equity Purchase Agreement

June 2025 SEPA

On June 16, 2025, we entered into a Standby Equity Purchase Agreement with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to market conditions, restrictions, and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the commitment amount (the “First Commitment Amount”), the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. We accounted for the structuring and the commitment fee as deferred issuance cost. As of June 30, 2026, the remaining availability under the First SEPA is $7.9 million. On July 24, 2025, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to the First SEPA.

January 2026 SEPA

On January 8, 2026, we entered into the Second SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million (the “Second Commitment Amount”) of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. As of June 30, 2026, the remaining availability under the Second SEPA is $58.9 million. On February 18, 2026, we received shareholder approval for the potential issuance of 19.99% or more of the aggregate number of shares of outstanding common stock pursuant to the Second SEPA.

In addition, for the six month ended June 30, 2026, we paid $0.7 million of commitment fees to Yorkville in connection with the two SEPAs, compared to $0.1 million for the six months ended June 30, 2025.

At The Market Offering Agreement

On April 28, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”), for an aggregate offering price of $50.0 million, pursuant to which we may offer and sell shares of our common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025 (the “Registration Statement”). On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement pursuant to General Instruction I.B.6 of Form S-3 (“General Instruction I.B.6”), which updated the amount of shares that we are eligible to sell under the ATM Agreement to an aggregate of $8.0 million. We did not issue any shares under the ATM Agreement for the six months ended June 30, 2026. We issued 26,768 shares of common stock at an average price of $140.58 per share under the ATM Agreement and received $3.8 million in proceeds from the issuance of these shares for the six months ended June 30, 2025. There is currently no remaining availability under the ATM Agreement due to limitations of General Instruction I.B.6. Additional capacity is expected to become available after October 2026.

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

2018 Stock Incentive Plan

On July 24, 2025, at the 2025 annual meeting of stockholders, our stockholders approved the Third Amended and Restated 2018 Stock Incentive Plan (the “Third Amended 2018 SIP”), which increased the number of shares authorized for issuance under the plan by 13,888 shares of common stock. As of June 30, 2026, 7,360 shares were available for grant under the Third Amended 2018 SIP.

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

Stock-Based Compensation Expense

Stock-based compensation expense includes amortization of stock options and RSUs granted to employees and non-employees and has been reported in our unaudited condensed consolidated statements of operations as $0.12 million and $0.02 million for the six months ended June 30, 2026 and 2025, respectively.

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

Stock Options

As of June 30, 2026, we had $0 unrecognized compensation expense. The Company did not issue options and had no outstanding options during the three and six months ended June 30, 2026 and 2025.

Restricted Stock Units

As of June 30, 2026, we have 6,542 shares of RSUs with a weighted average fair value of $40.24 per unit outstanding and expected to vest. There was $0.05 million unrecognized stock-based compensation expense related to unvested RSUs expected to vest over the weighted-average period of 0.2 years.

The fair value of each RSU has been determined to be the closing trading price of the Company’s common stock on the date of grant as quoted on the Nasdaq Capital Market.

Note 10. Segment Information

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$(3,696)	$(3,328)	$(7,620)	$(6,961)
General and administrative	(2,747)	(2,898)	(5,660)	(5,745)
Other segment items (a)	87	22	227	94
Net loss (b)	$(6,356)	$(6,204)	$(13,053)	$(12,612)

(a) Other segment items included in segment loss includes interest income, interest expense, rental income and foreign exchange gain/loss.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six months ended June 30, 2026 and 2025, the net cash used in operating activities was $13.4 million and $13.7 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of June 30, 2026 and 2025.

	As of June 30,
	2026	2025
Assets
Cash and cash equivalents	$9,797	$9,410

Note 11. Subsequent Events

We sold 0.1 million shares of our common stock under the Second SEPA at an average price of $4.31 per share and raised $0.6 million in net proceeds during the subsequent events period.

On August 12, 2026, we entered into Warrant Inducement and Reload Letters with certain holders of our common stock purchase warrants, issued on June 20, 2025, on April 3, 2025 and on December 12, 2024 (collectively, the “Existing Warrants”), pursuant to which the Holders agreed to exercise in full for cash the Existing Warrants to purchase an aggregate of 254,922 shares of common stock at a reduced exercise price of $4.03 per share.

In consideration of the Holders’ agreement to exercise the Existing Warrants, we issued new unregistered common stock purchase warrants (the “Inducement Warrants”) to purchase an aggregate of 1,274,610 shares of common stock, at an exercise price of $4.03 per share. The Inducement Warrants will be exercisable on or after the date on which we obtain the required stockholder approval and will expire on the five year anniversary of the date of such stockholder approval.

In addition, on August 12, 2026, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Holders, pursuant to which we agreed to sell to the Holders in a private placement 861,708 unregistered shares of Common Stock at a purchase price of $4.03 per share (or, at a purchaser’s election to comply with a 4.99% or 9.99% beneficial ownership limitation, pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase up to 861,708 shares in lieu of such shares), together with common stock purchase warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “PIPE Warrants”) to purchase up to 4,308,540 shares of common stock at an exercise price of $4.03 per share. The Pre-Funded Warrants will be immediately exercisable and will expire upon exercise in full, and the Common Warrants will be exercisable on or after the date on which the Company obtains the required stockholder approval and will expire on the five year anniversary of the date of such stockholder approval.

In connection with the issuance of the Inducement Warrants, the Shares and the PIPE Warrants, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders, dated August 12, 2026. Pursuant to the Registration Rights Agreement, we will file a registration statement on Form S-1 (or on Form S-3, if the Company is then S-3 eligible) to register the resale of the Shares and the shares (the “Warrant Shares”) underlying the Inducement Warrants and the PIPE Warrants (the “Resale Registration Statement”) as soon as reasonably practicable (and in any event by August 22, 2026), and to use commercially reasonable efforts to cause such Resale Registration Statement to become effective by September 26, 2026 (or by October 26, 2026 in case of “full review” of such registration statement by the Securities and Exchange Commission (the “SEC”)) and to keep the Resale Registration Statement effective at all times until no holder owns any Warrants or Warrant Shares.

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

Recent Developments

•
Continued to advance the Phase 1b/2 RAINIER trial evaluating mipletamig in combination with venetoclax and azacitidine in frontline AML, with ongoing dose optimization activities supporting selection of a recommended Phase 2 dose.
•
Appointed Mary J. Janatpour, Ph.D., as Senior Vice President and Chief Scientific Officer to lead research and preclinical development and support advancement of the Company’s oncology pipeline.
•
Received a $1.5 million research grant from the Andy Hill Cancer Research Endowment (CARE) Fund to support IND-enabling activities for APVO451, the Company’s nectin-4-targeted trispecific immunotherapy candidate for solid tumors.
•
Entered into a 50/50 collaboration with Niowave to develop up to three radiopharmaceutical oncology programs; in connection with the collaboration, Niowave made an equity investment in the Company at closing.

Comparison of the three and six months ended June 30, 2026 and 2025

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
•
50% shared costs incurred under the collaboration agreements with Alligator and Niowave;
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

Our research and development expenses by program for the three and six months ended June 30, 2026 and 2025 are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Clinical programs:
Mipletamig	$2,015	$1,542	$3,947	$3,164
ALG.APV-527	48	121	75	299
Total clinical programs	$2,063	$1,663	$4,022	$3,463

Preclinical program, general research and discovery	$1,633	$1,665	$3,598	$3,498
Total	$3,696	$3,328	$7,620	$6,961

Research and development expenses increased by $0.4 million from $3.3 million for the three months ended June 30, 2025 to $3.7 million for the three months ended June 30, 2026. Research and development expenses increased by $0.6 million, from $7.0 million for the six months ended June 30, 2025 to $7.6 million for the six months ended June 30, 2026. The increase was primarily due to higher mipletamig clinical study costs, preclinical projects testing costs, and consulting fees, offset by lower costs on ALG.APV-527.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses.

General and administrative expenses decreased by $0.2 million from $2.9 million for the three months ended June 30, 2025 to $2.7 million for the three months ended June 30, 2026. General and administrative expenses were $5.7 million for the six months ended June 30, 2026 and 2025. The decrease was primarily due to lower employee costs.

Other Income, Net

Other income, net consists primarily of interest income from our cash equivalents and short term rental income. Other income, net was $0.1 million for the three months ended June 30, 2026 and $0.02 million for the three months ended June 30, 2025. Other income, net was $0.2 million for the six months ended June 30, 2026 and $0.1 million the six months ended June 30, 2025. The increase was primarily due to higher interest income from our money market accounts.

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

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(13,419)	$(13,668)
Investing activities	—	—
Financing activities	1,597	14,364
Net increase (decrease) in cash and cash equivalents	$(11,822)	$696

Net cash used in operating activities of $13.4 million for the six months ended June 30, 2026 was primarily due to our net loss of $13.1 million for the period and changes in working capital accounts. Net cash used in operating activities of $13.7 million for the six months ended June 30, 2025 was primarily due to our net loss of $12.6 million for the period and changes in working capital accounts.

Net cash provided by financing activities of $1.6 million for the six months ended June 30, 2026 was primarily due to the issuance of common stock pursuant to the SEPAs and the Stock Purchase Agreement with Niowave. Net cash provided by financing activities of $14.4 million for the six months ended June 30, 2025 was primarily due to issuance of common stock.

Sources of Liquidity

Standby Equity Purchase Agreement

On June 16, 2025, we entered into the First SEPA with Yorkville. Pursuant to the First SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million of the Company’s common stock during the 36 months following the execution of the First SEPA, subject to the restrictions and satisfaction of the conditions in the First SEPA. As consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock up to the First Commitment Amount, the Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the First Commitment Amount in five equal installments. Pursuant to the First SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the six months ended June 30, 2026, the Company issued 0.11 million shares of common stock to Yorkville under the First SEPA for aggregate net proceeds of $0.7 million. As of June 30, 2026, the remaining availability under the First SEPA was $7.9 million. Such availability remains subject to certain restrictions and the satisfaction of specified conditions under the First SEPA, including a 9.99% beneficial ownership limitation. We filed a Registration Statement on Form S-1 for 6.9 million shares under the First SEPA on October 1, 2025. A subsequent Form S-1 may be needed to access additional shares under the First SEPA.

On January 8, 2026, we entered into the Second SEPA with Yorkville, pursuant to which the Company has the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million of our common stock during the 36 months following the execution of the Second SEPA, subject to the restrictions and satisfaction of the conditions in the Second SEPA. The Company paid a structuring fee in the amount of $25,000 to Yorkville, and the Company has agreed to pay a commitment fee to Yorkville in an amount equal to 2.00% of the Second Commitment Amount in five equal installments. The Company has the option to pay the fourth and fifth installments in either cash or shares of common stock. Pursuant to the Second SEPA, we will not sell shares of our common stock to Yorkville that would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 9.99% of our then outstanding common stock. For the six months ended June 30, 2026, the Company issued 0.2 million shares of common stock to Yorkville under the Second SEPA for aggregate net proceeds of $1.1 million. As of June 30, 2026, the remaining availability under the Second SEPA was $58.9 million. Such availability remains subject to certain restrictions and the satisfaction of specified conditions under the Second SEPA, including a 9.99% beneficial ownership limitation. We filed a Registration Statement on Form S-1 for 7.1 million shares under the Second SEPA agreement on January 28, 2026, which represents approximately $24.8 million based on the closing price as of August 12, 2026.

In addition, for the six months ended June 30, 2026, we paid $0.7 million of commitment fees to Yorkville in connection with the two SEPAs, compared to $0.1 million for the six months ended June 30, 2025.

On August 12, 2026, we entered into the Securities Purchase Agreement and Warrant Inducement Letters that included a standstill on our use of the First and Second SEPA to raise additional capital from the date of such agreements until 12 months after the date on which we obtain stockholder approval for the issuance of the Inducement Warrants and the PIPE Warrants (the “Stockholder Approval Date”). As such we will not have access to the First and Second SEPA for capital raising purposes until 12 months following the date on which stockholder approval is obtained.

At The Market Offering Agreement

On April 28, 2025, we entered the ATM Agreement with Roth, pursuant to which we may offer and sell up to $50 million of its common stock from time to time through Roth. The compensation to Roth for the shares sold pursuant to the ATM Agreement will be an amount equal to 3.0% of the gross sales price of the shares sold under the ATM Agreement. The sale of such shares of common stock by Roth will be effected under the Company’s existing shelf Registration Statement on Form S-3, which was declared effective on February 26, 2025. We did not sell any shares under the ATM Agreement during the three months ended June 30, 2026. There is currently no remaining availability under the ATM Agreement due to the limitations of General Instruction I.B.6. Additional capacity is expected to become available after October 2026.

On August 12, 2026, we entered into the Securities Purchase Agreement and Warrant Inducement Letters that included a standstill on our use of the ATM Agreement to raise additional funds from the date of such agreements until 12 months after the Stockholder Approval Date. As such we may not have access to the ATM Agreement for capital raising purposes when capacity becomes available after October 2026.

Registration Statement

On February 14, 2025, we filed a Registration Statement on Form S-3 covering the offering, issuance, and sale up to $100 million in common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, which included the unsold securities from the prior registration statement. On June 20, 2025, we filed the latest amendment to the prospectus supplement to the Registration Statement on Form S-3 filed on February 14, 2025 pursuant to General Instruction I.B.6 of Form S-3, which updates the amount of shares that we are eligible to sell under the ATM Agreement to $8.0 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM Agreement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. If our public float increases such that we may sell additional amounts under the ATM Agreement and the prospectus, we will file another amendment to the prospectus supplement prior to making additional sales. The limitations of General Instruction I.B.6 do not apply to sales of our shares under the SEPAs with Yorkville as the sales of such shares were registered under a separate registration statement on Form S-1. In May 2026, the SEC proposed amendments to the registered offering framework that, if adopted, would expand eligibility to use Form S‑3 and eliminate the limitations currently applicable to smaller issuers under General Instruction I.B.6.

Common Warrants

As of August 13, 2026, we have an aggregate of 6,058,397 common warrants outstanding with exercise prices ranging from $4.03 to $363,369.60 per share. For additional information on our currently outstanding warrants, see the table below.

	Warrants Outstanding	Exercise Price	Proceeds if Exercised (in thousands)
2023 Common Warrants	3	$136,555.20 - 363,369.60	$636
2024 Common Warrants	1,345	428.40 - 17,982.00	919
2025 April Common Warrants	6,422	428.40	2,751
2025 June Common Warrants	414,276	11.70	4,847
2026 Niowave Common Warrants	53,201	8.00	426
2026 August Common Warrants Inducement(1)	1,274,610	4.03	5,137
2026 August Common Warrants(1)	4,308,540	4.03	17,363

(1) The 2026 August common warrants and inducement warrants are exercisable upon the receipt of stockholder approval.

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

Niowave, Inc.

On May 25, 2026, Aptevo entered into the Niowave Collaboration Agreement to develop radiopharmaceutical product candidates combining our proprietary molecules with Niowave’s radioisotopes. Additionally, we entered into a Stock Purchase Agreement pursuant to which Niowave purchased 98,522 shares of our common stock and 53,201 common warrants for aggregate gross proceeds of $500,000. The Stock Purchase Agreement also provides Niowave the right, but not the obligation, to purchase up to 97,373 additional shares of our common stock in the future at prevailing market prices, subject to specified conditions and an aggregate beneficial ownership limitation of 19.99% of our outstanding common stock. Any future issuance of shares under this right would depend on Niowave’s election to purchase such shares and the satisfaction of the applicable conditions under the agreement.

Grant Agreement

On June 29, 2026, Aptevo entered into a grant award agreement with the Andy Hill Cancer Research Endowment (CARE) Fund, a grantmaking entity of the State of Washington, to support IND-enabling studies for APVO451, the Company’s novel trispecific antibody for solid tumor immunotherapy. Under the agreement, the Company is eligible to receive reimbursement of allowable costs up to approximately $1.5 million during the grant period, which extends from June 2026 through June 2028. Payments under the agreement are made on a reimbursement basis for eligible costs incurred during the grant period and are subject to the Company’s continued compliance with the agreement, including progress toward agreed-upon milestones, submission of annual progress and financial reports, documentation of eligible expenditures, and satisfaction of non-state matching contribution requirements. The agreement requires the Company to demonstrate at least a one-to-one use of non-state matching contributions in relation to grant payments. Reimbursement requests are subject to documentation requirements and review by the grantor or its administrator.

Liquidity

We have financed our operations to date primarily through royalty and purchase agreements with various partners, sale of business products and segments, public offerings of our common stock, loan proceeds, milestone payments, research and development funding from strategic partners, revenue generated from our previously owned commercial products, and funds received at the date of our spin-off from Emergent. We had cash and cash equivalents of $ 9.8 million and an accumulated deficit of $288.3 million as of June 30, 2026.

For the six months ended June 30, 2026, net cash used in our operating activities was $13.4 million.

Our future success is dependent on our ability to fund and develop our product candidates. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our development strategy to advance our preclinical and clinical stage assets. We will not generate revenues from our development stage product candidates unless and/or until we or our collaborators successfully complete development and obtain regulatory approval for such product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for one of our development stage product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution, to the extent that such costs are not paid by collaborators. We do not have sufficient cash to complete the clinical development of any of our development stage product candidates and will require additional funding in order to complete the development activities required for regulatory approval of such product candidates. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals, and our existing cash resources are not expected to be sufficient to fund operations for at least one year from the date the financial statements are issued.

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
•
our ability to maintain compliance with Nasdaq’s continued listing requirements, including the recently approved proposal to maintain a market value of listed securities of at least $5.0 million;
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
•
our radiopharmaceutical programs rely on radioisotope supply and complex manufacturing, which could delay development or commercialization;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, there were no material changes to the information provided under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 26, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses in the past and may not be profitable in the future. For the six months ended June 30, 2026, we had net loss of $13.1 million compared to $12.6 million for the same period in 2025. As of June 30, 2026, we had an accumulated deficit of $288.3 million. We expect to continue to incur annual net operating losses for the foreseeable future, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize immunotherapeutic candidates. Our future success and ability to attain profitability will depend upon our ability to develop and commercialize our product candidates.

Our management and board of directors have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

Accounting Standards Update (ASU 2014-15) requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements in this Form 10-Q, substantial doubt is deemed to exist about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our future ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets in addition to our existing cash and cash equivalents and the funding provided by our Purchase Agreement with XOMA, potential future milestone payments from Medexus under our LLC Purchase Agreement (the “LLC Purchase Agreement”) and exercise of warrants. The reaction of investors to our conclusion of our potential inability to continue as a going concern in future may adversely affect our share price and our ability to raise new capital and enter into strategic alliances. If we become unable to continue as a going concern in the future, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require additional capital and may be unable to raise capital when needed or on acceptable terms.

As of June 30, 2026, we had cash and cash equivalents in the amount of $9.8 million. We will require additional funding to continue our business including to support the ongoing clinical development of mipletamig and ALG.APV-527, develop additional products, support commercial marketing activities or otherwise provide additional financial flexibility we will require additional funding. In addition, on June 16, 2025, we entered into the First SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $25.0 million during the 36 months following the execution of the First SEPA. On January 8, 2026, we entered into the Second SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to issue and sell to Yorkville from time to time up to $60.0 million during the 36 months following the execution of the Second SEPA. We currently have an aggregate of $66.8 million capacity remaining under the SEPAs. Such availability remains subject to certain restrictions and the satisfaction of specified conditions under the SEPAs, including a 9.99% beneficial ownership limitation. If we are not able to secure adequate additional funding, we may need to make reductions in spending. This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs. We may also be forced to grant rights to develop and market our product candidates that we would otherwise prefer to develop or market ourselves or we may be unable to take advantage of future business opportunities. A failure to raise the additional funding or to effectively implement cost reductions would harm our business, results of operations and future prospects.

In addition, we are subject to certain contractual restrictions on our ability to raise capital. Under the Securities Purchase Agreement and the Warrant Inducement Letters, we agreed that from the date of such agreements until 3 months after the later of (i) the Stockholder Approval Date and (ii) the Effective Date (in the case of the Securities Purchase Agreement) or the effectiveness of the Resale Registration Statement (in the case of the Warrant Inducement Letters), we will not issue or propose to issue any shares of common stock or common stock equivalents, or file any registration statement or amendment or supplement thereto (other than as contemplated by the applicable registration rights agreement or a registration statement on Form S-8 in connection with any employee benefit plan). In addition, under both the Securities Purchase Agreement and the Warrant Inducement Letters, beginning on August 12, 2026 and until one (1) year after the Stockholder Approval Date, we are prohibited from effecting or entering into an agreement to effect any issuance of common stock or common stock equivalents involving variable-price equity financings. These contractual restrictions may limit our ability to access capital through equity lines of credit, at-the-market offerings, or other variable-price equity financings during the restricted period, which could adversely affect our liquidity and our ability to fund our operations and clinical development activities if we are unable to secure alternative sources of financing on acceptable terms or at all.

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

Recent regulatory developments may affect our ability to access capital markets. In May 2026, the Securities and Exchange Commission proposed amendments to the registered offering framework that, if adopted, would expand eligibility to use Form S‑3 and eliminate the limitations currently applicable to smaller issuers under General Instruction I.B.6. The proposal remains subject to a temporary stay, and the ultimate impact on our financing strategy, access to capital, and stock price is uncertain.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year, as a result of a variety of factors, including, but not limited to, the timing and amount of milestone payments, collaboration and development funding, research and development and clinical spending, strategic investments, and macroeconomic or geopolitical conditions. These and other factors could materially and adversely affect our business, results of operations and financial condition.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management, including our Chief Executive Officer, Jeffrey G. Lamothe, our Chief Medical Officer, Dr. Dirk Huebner, our Chief Financial Officer, Daphne Taylor, our General Counsel, SoYoung Kwon, our Chief Scientific Officer, Mary Janatpour, our Vice President, Investor Relations and Corporate Communications, Miriam Miller, or other key employees, our ability to implement our business strategy could be materially harmed.

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

We completed our Phase 1b dose expansion clinical trial with mipletamig in 2023 and initiated a dose optimization Phase 1b/2 study in August of 2024 to assess safety and efficacy of mipletamig and to determine an optimal dose in front line patients. Additionally, we completed a first-in-human Phase 1 clinical study of ALG.APV‑527 initiated in the first quarter of 2023. None of our other product candidates have entered clinical development. Clinical failure can occur at any stage of preclinical or clinical development. Preclinical studies and clinical trials may produce inconsistent, negative or inconclusive results. The FDA or a non-US regulatory authority may require us to conduct additional clinical or preclinical testing. Success in early preliminary data, preclinical studies and clinical trials does not mean that future larger registration clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies whose product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are promising, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Any of these events could limit the commercial potential of our product candidates and have a material adverse effect on our business, prospects, financial condition and results of operations. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our radiopharmaceutical program, including developed in collaboration with Niowave, introduces additional development risks due to the need to integrate our proprietary protein platforms with radioisotopes. This combination approach may present challenges related to safety, dosing, manufacturing consistency, and regulatory approval, and may require additional preclinical or clinical studies, which could delay development timelines or adversely affect our ability to obtain regulatory approval.

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

For each of our product candidates we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In July 2017, we entered into the Alligator Collaboration Agreement pursuant to which Aptevo R&D and Alligator have been collaboratively developing ALG.APV-527, a first-in-class bispecific antibody candidate simultaneously targeting 4-1BB (CD137), a member of the TNFR superfamily of a co-stimulatory receptor found on activated T cells, and 5T4, a tumor antigen widely overexpressed in a number of different types of cancer. On May

25, 2026, we entered into the Niowave Collaboration Agreement to develop radiopharmaceutical product candidates combining our proprietary molecules with Niowave’s radioisotopes. We intend to pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

Our collaboration agreements with Alligator, Niowave, or any collaboration agreement we may consider entering into, may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborative partners. It is likely that our collaborative partners will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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
•
our collaborative partners supporting our radiopharmaceutical programs may expose us to risks related to the availability, production, and timely delivery of radioisotopes, including materials with short half-lives, and any disruption in supply or coordination could delay our development activities or increase costs;
•
our collaborative partners may pursue a competing product candidate developed either independently or in collaboration with others, including our competitors; and,
•
our collaborative partners may opt out of or terminate our relationship.

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. A loss of our collaboration agreements with Alligator and Niowave would result in a burden of locating a replacement partner under potentially less favorable terms at an additional cost. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance. Due to the macroeconomic factors, we may experience delays in opportunities to develop our product candidates, due to financial and other impacts on potential partners.

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

Our efforts to develop radiopharmaceutical product candidates may expose us to additional development, manufacturing, supply chain, regulatory and safety risks.

We have limited experience developing radiopharmaceutical product candidates, which require access to specialized radioisotopes, manufacturing, quality control, radiation safety and distribution capabilities, and may be subject to oversight by multiple regulatory authorities. Limited isotope availability, short half-lives, transportation constraints, manufacturing or quality issues, or delays in release testing or administration could delay or prevent preclinical studies, clinical trials or commercialization of any radiopharmaceutical product candidates that may result from our collaboration. If we or our collaborator is unable to address these risks, our development timelines, business prospects, financial condition and results of operations could be adversely affected.

Our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Capital Market LLC (“Nasdaq”) and on August 12, 2026, the sale price of our common stock on Nasdaq was $3.50 per share. On May 22, 2025, we received a letter from the Listing Qualifications Staff (the Staff) of Nasdaq indicating that, for the quarter ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the Stockholders’ Equity Rule), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq. On July 1, 2025, we received a letter from the Staff confirming that we have regained compliance with the Stockholders’ Rule. Our compliance with the Stockholders’ Rule was evidenced by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2025, which reported that, during the quarterly period ended June 30, 2025, we raised approximately $15.9 million of additional equity capital. As of June 30, 2026, our stockholders' equity was $6.0 million as reported in this Quarterly Report on Form 10-Q and, we believe we are in compliance with the Stockholders’ Equity Rule.

On December 29, 2025, we effected a reverse stock split of our common stock at the reverse split ratio of 1-for-18. Nasdaq requires that we maintain a minimum closing bid price of $1.00 per share, among other requirements. If the sale price of our common stock remains below $1.00 per share for 30 consecutive business days, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement), we would not be eligible for a 180-day cure period from Nasdaq to regain compliance with such requirement because we have conducted a reverse stock split in the past year and thus we would be subject to immediate delisting.

On July 22, 2026, the SEC approved Nasdaq’s proposed rule change to adopt Nasdaq Listing Rules 5450(a)(3) and 5550(a)(6), which requires companies listed on the Nasdaq Global Select Market, Nasdaq Global Market and Nasdaq Capital Market to maintain a market value of listed securities of at least $5 million (the “Market Value Requirement”). As of the date hereof, a temporary stay has been put on the proposed rule change, and we are monitoring the effectiveness of the proposed rule change. We have in the past and may in the future fail to meet the Market Value Requirement. If our market value of listed securities falls below $5 million for 30 consecutive business days, Nasdaq may issue a Staff Delisting Determination, immediately suspend trading of our common stock and commence delisting proceedings. Unlike most Nasdaq continued listing deficiencies, this requirement does not provide for a compliance or cure period, and a request for review of a delisting determination generally would not automatically postpone the suspension of trading. The Hearing Panel may grant an exception of up to 180 days from the Staff Delisting Determination for a company to demonstrate that it satisfies all requirements for initial listing, a materially higher standard than the continued listing requirements. Although we could seek review of a delisting determination and appeal to the Nasdaq Listing and Hearing Review Council, our common stock would remain suspended from Nasdaq trading during that process and would generally trade in the over-the-counter market, which may significantly reduce the liquidity and market price of our common stock, limit our ability to raise additional capital, result in a loss of confidence by investors, suppliers, and employees and make our stock subject to “penny stock” rules, which impose additional burdens on broker-dealers and further restrict secondary market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2026, other than those reported in the Current Report on Form 8-K filed with the SEC on May 27, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the quarter ended June 30, 2026, none of the Company's directors or executive officers adopted, terminated or materially modified a plan for the purchase or sale of its securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of its securities, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

10.1*	Collaboration Agreement, by and between Aptevo Research and Development LLC and Niowave, Inc., dated May 25, 2026.
10.2*	Supply Agreement, by and between Aptevo Research and Development LLC and Niowave, Inc., dated May 25, 2026.
10.3*	Stock Purchase Agreement, by and between the Company and Niowave, Inc., dated May 25, 2026.
10.4*	Investor Rights Agreement, by and between the Company and Niowave, Inc., dated May 25, 2026.
10.5*†	Grant Award Agreement, by and between the Company and the Andy Hill Cancer Research Endowment (CARE) Fund, dated June 29, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.INS*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by [* * *]) have been omitted pursuant to Item 601(b)(10) because the Company has determined that the information is both (i) not material and (ii) of the type that the Company treats as private and confidential. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTEVO THERAPEUTICS INC.

Date: August 14, 2026	By:	/s/ Jeffrey G. Lamothe
Jeffrey G. Lamothe
President and Chief Executive Officer

Date: August 14, 2026	By:	/s/ Daphne Taylor
Daphne Taylor
Senior Vice President and Chief Financial Officer